Form 10-Q
period 1995-03-31
CITY NATIONAL BANCSHARES CORP
filed 1995-05-12
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

FORM 10-Q

	(Mark One)
	[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended March 31, 1995
	[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
		For the transition period from       to

                        Commission file number 0-11535

CITY NATIONAL BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

	New Jersey			                                     			22-2434751
	(State or other jurisdiction of                  (I.R.S. Employer
	incorporation or organization)                   Identification No.)

	900 Broad Street,				                               	  07102
	Newark, New Jersey		                              			(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (201) 624-0865

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Common stock, par value $10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                 No

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of April 17, 1995 was approximately $1,448,840.

There were 111,141 shares of common stock outstanding at April 17, 1995.


CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Income
                                             Three months ended March 31,
Dollars in thousands, except per share data       1995             1994
Interest income
Interest and fees on loans                        $751             $467
Interest on Federal funds sold and securities
   purchased under agreements to resell            156               69
Interest on deposits with banks                      1               -
Interest and dividends on investment securities:
   Taxable                                         802              525
   Tax-exempt                                       26               11
Total interest income                            1,736            1,072

Interest expense
Interest on deposits                               619              307
Interest on short-term borrowings                   49               31
Interest on long-term debt                           5                5
Total interest expense                             673              343

Net interest income                              1,063              729
Provision (credit) for possible loan losses        122           (1,463)
Net interest income after provision (credit)
   for possible loan losses                        941            2,192

Other operating income
Service charges on deposit accounts                159              106
Other income                                       354              296
Net gain on sales of investment securities          -                36
Total other operating income                       513              438

Other operating expenses
Salaries and other employee benefits               589              402
Occupancy expense                                   16               29
Equipment expense                                   49               58
Other expenses                                     327              281
Total other operating expenses                     981              770

Income before income tax expense                   473            1,860
Income tax expense                                 175              545

Net income                                        $298           $1,315

Net income per share

Primary:                                         $2.68           $11.83
Fully diluted:                                   $2.41           $10.54

Primary average shares outstanding             111,141          111,141
Fully diluted average shares outstanding       124,991          124,991

See accompanying notes to consolidated financial statements.


CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Changes
in Stockholders' Equity
                                              Net Unrealized
                                              Loss on Invest-
Dollars in thousands, Common         Retained ment Securities   Treasury
except per share data Stock  Surplus Earnings Available for Sale Stock Total
Balance,
December 31, 1993     $1,120    $886   $2,581    $     -        $(25) $4,562
Net income                -       -     1,315          -           -   1,315
Net unrealized loss
  on investment          -       -        -          (52)         -    (52)
  available for sale

Balance,
March 31, 1994        $1,120    $886   $3,896    $    (52)      $(25)  5,825

Balance,
December 31, 1994     $1,120    $886   $4,194        $(587)     $(25) $5,588
Net income                -       -       298            -         -     298
Change in net
  unrealized loss on      -       -        -           104         -     104
  investment securities
  available for sale
Dividends declared ($1.25
  per share)              -       -      (137)          -          -   (137)

Balance,
March 31, 1995        $1,120    $886   $4,353        $(483)     $(25) $5,851

See accompanying notes to consolidated financial statements.


CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheet

                                                  March 31,    December 31,
Dollars in thousands, except per share data         1995           1994
Assets

Cash and due from banks                           $11,048           $3,331
Federal funds sold                                    -             23,800
Interest bearing deposits with banks                   93              -
Investment securities available for sale            8,200            7,173
Investment securities held to maturity (Market
   value of $50,237 at March 31, 1995 and
   $44,118 at December 31,1994)                    51,393           46,578
Loans held for sale                                   287              470
Loans                                              36,782           25,563
Less: Reserve for possible loan losses                750              625
Net loans                                          36,032           24,938

Premises and equipment                              1,927            1,740
Accrued interest receivable                           864            1,149
Other assets                                          686            1,883

Total assets                                     $110,530         $111,062

Liabilities and Stockholders' Equity

Deposits:
   Demand                                         $14,402          $16,448
   Savings                                         38,276           39,615
   Time                                            48,169           47,878
Total deposits                                    100,847          103,941
Short-term borrowings                               2,161              -
Accrued expenses and other liabilities              1,424            1,284
Long-term debt                                        249              249

Total liabilities                                 104,681          105,474

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value: Authorized 100,       -                -
   Common stock, par value $10: Authorized 400,000 shares;
     Issued 111,980 shares at 3/31/95 and 12/31/94
     outstanding 111,141 shares at 3/31/95 and
     12/31/94.                                      1,120            1,120
   Surplus                                            886              886
   Retained earnings                                4,351            4,194
   Less:
      Net unrealized loss on investment securities
          available for sale                          483              587
      Treasury stock, at cost - 839 shares             25               25

Total stockholders' equity                          5,849            5,588

Total liabilities and stockholders' equity       $110,530         $111,062

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows
                                               Three Months  Ended March 31,
In thousands                                      1995             1994
Operating activities
Net income                                        $298           $1,315
Adjustments to reconcile net income to net cash
   from operating activities:
   Depreciation and amortization                    30               30
   Provision (credit) for possible loan losses     122           (1,463)
   Amortization of premium, net of discount
      accretion on investment securities            25              170
   Gain on sales of investment securities
      available for sale                            -               (36)
   Gains and commissions on loans held for sale    (28)             (14)
Loans originated for sale                         (942)          (1,750)
Proceeds from sales of loans held for sale       1,155            1,764
Increase (decrease) in accrued interest
   receivable                                      285              (62)
Decrease (increase) in other assets              1,158              (46)
Increase  in accrued expenses and other
   liabilities                                     140              359

Net cash provided by operating activities        2,243              267

Investing activities
Increase in interest bearing deposits with banks   (93)             -
Decrease in loans                                  263              551
Purchase of loans from Resolution Trust
   Corporation                                 (11,479)             -
Proceeds from sales of investment securities
   available                                       -              2,383
Proceeds from maturities of investment securities
   available for sale, including principal
   payments                                         95              469
Proceeds from maturities of investment securities
   held to maturity, including principal payments  570            2,350
Purchases of investment securities available
   for sale                                       (975)          (6,012)
Purchases of investment securities held to
   maturity                                     (5,420)         (11,063)
Purchases of premises and equipment               (217)             (37)

Net cash used in investing activities          (17,256)         (11,359)

Financing activities
(Decrease) increase in deposits                 (3,094)           8,789
Increase (decrease) in short-term borrowings     2,161           (4,692)
Dividends declared                                (137)             -

Net cash (used) provided by financing
   activities                                   (1,070)           4,097

Net decrease in cash and cash equivalents      (16,083)          (6,995)

Cash and cash equivalents at beginning of
   period                                       27,131           10,845

Cash and cash equivalents at end of period     $11,048           $3,850

Cash paid during the year:
Interest                                          $611             $319
Income taxes                                       375               76

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
Notes to Consolidated Financial Statements (unaudited)

1.   Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiary, City National Bank of New Jersey (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

3.   Loans

The Corporation adopted the provisions of Statement of Financial Accounting Standards Statement No. 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995 and Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" resulting in no material effect on its financial position or results of operations.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income for the first quarter of 1995 was $298,000, compared to $1,315,000 for the similar 1994 quarter, which included the benefits of a $1.6 million recovery of a loan that was charged off in 1989. Return on average stockholders' equity and average assets was 20.82% and 1.08% for the 1995 first quarter and 92.82% and 1.53% for the corresponding 1994 quarter. Related earnings per share on a fully diluted basis fell to $2.41 from $10.54. After giving effect to nonrecurring items in the first quarters of both years, core earnings declined from $334,000 to $298,000, reflecting the continued strategy City National Bancshares Corporation (the "Corporation) and its wholly-owned subsidiary, City National Bank of New Jersey (the "Bank") to invest for the future by adding experienced management to enable the Corporation to move forward in its strategic plan to increase both the size of and the services offered by the Bank.

Net interest income

Net interest income rose 45.8% from $729,000 to $1,063,000, as the net interest margin on a tax equivalent basis increased from 3.68% to 4.28%.
A higher level of earning assets was the primary reason for the increase. Average interest earning assets in the first quarter of 1995 rose to $102 million from $80.5 million in 1994. $15 million of this growth occurred within the investment portfolio, while the loan portfolio averaged $9.6 million more. Although internal loan growth was relatively flat, the Bank acquired $11.5 million in individual mortgages from the Resolution Trust Corporation ("RTC") in connection with the acquisition of a branch of a failed saving and loan association in May 1994.

The growth in the investment portfolio occurred primarily in U.S.
Government agency securities, which totalled $21.4 million at March 31, 1995 compared to $11 million a year earlier.

Deposits averaged $99.1 million for the first quarter of 1995 compared to $75.5 million for the 1994 first quarter, an increase of $23.6 million. Most of the deposit growth occurred in time deposits acquired in the aforementioned branch acquisition.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                        Three Months
                                        Ended March 31,
(Dollars in thousands)                 1995         1994
Balance at beginning of period       $  625       $  700
Provision (credit) for possible
   loan losses                          122       (1,463)
Recoveries of previous charge-offs       14        1,486
                                      -----        -----
                                        761          723

Less:  Charge-offs                       11           23
                                      -----        -----
Balance at end of period             $  750       $  700
                                      -----        -----

The higher provision in 1995 resulted from the $1,425,000 recovery of a loan that had been charged-off in 1989, along with a special charge of $115,000, representing 1% of the balance of the loan portfolio acquired from the RTC.

Management believes that the reserve for possible loan losses is adequate based on an ongoing evaluation of the loan portfolio. This evaluation includes consideration of past loan loss experience, the level and composition of nonperforming loans, collateral adequacy, and general economic conditions, including the effect of such conditions on particular industries.

While management uses available information to determine the adequacy of the reserve, future additions may be necessary based on changes in economic conditions or in subsequently occurring events unforeseen at the time of evaluation.

                                     March 31,  December 31,   March 31,
(Dollars in thousands)                 1995         1994         1994
Reserve for possible loan losses
   as a percentage of:
   Total loans                        2.04%        2.39%        2.44%
   Total nonperforming loans        109.33       183.28        73.30
   Total nonperforming assets
     (nonperforming loans and OREO)  75.53        96.45        73.30
   Net recoveries as a percentage of
     average loans                      -          5.08         6.02

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Nonaccrual loans include loans where principal or interest payment are 90 days or more past due. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans past due 90 days or more and accruing.

                                      March 31,  December 31,    March 31,
(Dollars in thousands)                 1995         1994          1994
Nonaccrual loans
   Commercial                        $   20       $   31        $   22
   Installment                            3            6             -
   Real estate                          408          285           783
                                      -----        -----         -----
Total                                   431          312           805
Loans past due 90
   or more and accruing
   Commercial                            88            -             -
   Installment                            -            -             3
   Real estate                          167           29           147
                                      -----        -----         -----
Total                                   255           29           150
                                      -----        -----         -----
Total nonperforming loans            $  686       $  341        $  955
                                      -----        -----         -----

Nonperforming assets are generally well secured by real estate and small commercial buildings. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

Other operating income

Other operating income, including the results of investment securities transactions, rose from $438,000 in the first quarter of 1994 to $513,000 in the first quarter of 1995. Service charges on deposit accounts rose 50%, from $106,000 to $159,000, due primarily due to a greater volume of transactions subject to service charges.

Other income grew from $296,000 in the first quarter of 1994 to $354,000 in the similar 1995 quarter, primarily as a result of $198,000 received from the RTC representing earnings on funds allocated to purchase loans from the RTC. Offsetting this income was a reduction of $175,000 from 1994, representing a portion of the aforementioned $1.6 million loan loss recovery.

Other operating expenses

Other operating expenses rose $770,000 in the 1994 first quarter to $981,000 in the 1995 first quarter, due primarily to higher salaries and other employee benefits expense. This category rose $187,000, or 46.5% from 1994, as the Corporation added significantly to its lending management in anticipation of expanding its lending efforts in addition to obtaining a chief financial officer.

Occupancy expense fell from $29,000 to $16,000 reflecting higher income earned on unused space.

Income tax expense

Income tax expense decreased from $545,000 in the first quarter of 1994 to $175,000 in the 1995 first quarter reflecting lower levels of taxable income.

Federal funds sold

There were no Federal funds sold at March 31, 1995 compared to $23.8 million at 1994 year-end. The reduction reflected increases during the first quarter in long-term earning assets as well as higher cash and due from banks balances.

Investment securities available for sale

Investment securities available for sale rose from $7.2 million at December 31, 1994 to $8.2 million at March 31, 1995. Unrealized depreciation in the portfolio dropped from $504,000 to $361,000 at those dates.

Investment securities held to maturity

Investment securities held to maturity increased from $46.6 million at 1994 year-end to $51.4 million at the end of the 1995 first quarter reflecting the purchase during the quarter of primarily floating rate U.S. Government agency securities. As a result of a flattening of the yield curve, the unrealized depreciation in the held to maturity portfolio fell from $2,460,000 at December 31, 1994 to $1,156,000 at the end of the 1995 first quarter.

Loans

Loans held for sale decreased from $470,000 at December 31, 1994 to $287,000 at March, 31, 1995 as loans originated for sale fell from $1.8 million during the 1994 first quarter to $942,000 in the 1995 first quarter. The increase in loans from $46.6 million at December 31, 1994 to $51.4 million at March 31, 1995 resulted from the aforementioned loan acquisition from the RTC.

Deposits

At March 31, 1995, deposits totalled $100.8 million compared to $103.9 million at the end of 1994, with most of the reduction attributable to nonrecurring U.S. Treasury tax and loan deposits at December 31, 1994.

Liquidity

The liquidity position of the Corporation is dependent on the successful management of its assets and liabilities so as to meet the needs of both deposits and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' request for loans. Such needs can be satisfied by maturing loans and investments, short-term liquid assets and the ability to raise short-term funds from external sources.

The Corporation depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program.

It is the responsibility of senior management to monitor and oversee all activities relating to liquidity management and the protection of net interest income from fluctuations in interest rates.

The major contribution for the first three months from operating activities to the Corporation's liquidity came from a decrease in other assets, reflecting the application by the RTC of a prepayment by the Corporation towards the purchase of a package of loans. The primary use for operating activities was for loans originated for sale, totalling $942,000 in the first quarter of 1995.

Most of the cash received from investing activities came from proceeds from maturities of investment securities held to maturity, which totalled $570,000. The primary use for investing activities was the purchase of investment securities held to maturity, which amounted to $5.4 million.

Interest rate sensitivity

The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest bearing liability, or when its interest rate changes in a time period different from that of an interest earning asset that it supports. While the Corporation does not match specific assets and liabilities, total earnings assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given pain tin time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive asset exceeds its interest-sensitive liabilities or in a liability-sensitive position, whereby its interest-sensitive liabilities exceeds its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

At March 31, 1995, the Corporation had a cumulative one-year gap of a negative $9.3 million, representing 8.4% of total assets compared to a positive $9.3 million gap at December 31, 1994. The change occurred primarily as a result of increases in long-term earning assets.

If the weighted average interest rates in effect at March 31, 1995 increased by 1%, annual net interest income would fall by $93,000 since in a rising rate environment, interest-sensitive liabilities will reprice faster than assets. A 1% decrease in the weighted average interest rates would improve net interest income by $90,000.

The Corporation is presently refining its interest rate sensitivity management methods to give effect to variations in interest rate changes depending on the asset and liability mix.

Capital

Stockholders' equity amounted to $5.8 million at March 31, 1995 compared to $5.6 million at December 31, 1994. Stockholders' equity as a percentage of total assets was 5.29% at March 31, 1995, while the leverage ratio was 5.65%, which compares with existing guidelines established by the Federal Reserve Bank for bank holding companies of 3%.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weighings are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At March 31, 1995, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 18.17% and 20.16%, respectively.

PART II  Other information

Item 6a. Exhibits

        (11)  Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

	CITY NATIONAL BANCSHARES CORPORATION
	              (Registrant)




	May 12, 1995	__________________________
				Edward R. Wright
				Senior Vice President and Chief Financial
				Officer (Principal Financial and Accounting
				Officer)

EXHIBIT 11.  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

City National Bancshares Corporation
Computation of Earnings Per Common Share on a
Primary & Fully Diluted Basis

In thousands, except per share data
                                                    Three Months Ended
                                                        March 31
                                                   1995           1994
Net Income
Net income applicable to
  primary common shares                            $298          $1,315

Interest expense on convertible
  subordinated debentures, net of income tax          3               3

Net income applicable to fully
  diluted common shares                            $301          $1,318

Number of average shares
Primary                                         111,141         111,141

Fully diluted:
  Average common shares outstanding             111,141         111,141

  Average convertible subordinated debentures
  converted to common shares                     13,850          13,850

                                                124,991         124,991

Net income per share

Primary                                           $2.68          $11.83
Fully diluted                                      2.41           10.54