Form 10-Q
period 1995-06-30
CITY NATIONAL BANCSHARES CORP
filed 1995-08-11
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q

      (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1995
      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from       to

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of July 17, 1995 was approximately $1,448,840.

There were 111,141 shares of common stock outstanding at July 17, 1995.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Income
                                                 Three months     Six months
                                                 Ended June 30,   Ended June 30,
Dollars in thousands,
 except per share data                           1995    1994     1995    1994
Interest income
Interest and fees on loans                       $895    $576   $1,646  $1,043
Interest on Federal funds sold and securities
   purchased under agreements to resell            46      55      202     295
Interest on deposits with banks                     1       -        2       -
Interest on other short-term investments           26       -       26       -
Interest and dividends on investment securities:
   Taxable                                        853     748    1,655   1,102
   Tax-exempt                                      29      24       55      35
Total interest income                           1,850   1,403    3,586   2,475

Interest expense
Interest on deposits                              644     445    1,263     752
Interest on short-term borrowings                  32      37       81      68
Interest on long-term debt                          5       5       10      10
Total interest expense                            681     487    1,354     830

Net interest income                             1,169     916    2,232   1,645
Provision (credit) for possible loan losses        (3)     (5)     119  (1,468)
Net interest income after provision (credit)
   for possible loan losses                     1,172     921    2,113   3,113

Other operating income
Service charges on deposit accounts               161     118      320     224
Other income                                      160     117      514     413
Net (loss) gain on sales of investment securities   -       -       (1)     36
Total other operating income                      321     235      833     673

Other operating expenses
Salaries and other employee benefits              609     453    1,198     855
Occupancy expense                                  40      26       56      55
Equipment expense                                  66      41      115      99
Other expenses                                    356     339      683     620
Total other operating expenses                  1,071     859    2,052   1,629

Income before income tax expense                  422     297      894   2,157
Income tax expense                                156      88      331     633

Net income                                       $266    $209     $563  $1,524

Net income per share

Primary:                                        $2.39   $1.88    $5.07  $13.71
Fully diluted:                                   2.13    1.67     4.50   12.19

Primary average shares outstanding            111,141 111,141  111,141 111,141
Fully diluted average shares outstanding      124,991 124,991  124,991 124,991
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Changes
in Stockholders' Equity
                                              Net Unrealized
                                              Loss on Invest-
Dollars in thousands, Common         Retained ment Securities   Treasury
except per share data Stock  Surplus Earnings Available for Sale  Stock  Total
Balance,
December 31, 1993     $1,120    $886   $2,581    $     -         $(25)  $4,562
Net income                 -       -    1,524          -            -    1,315
Net unrealized loss
  on investment            -       -        -       (217)           -     (217)
  available for sale
Dividends declared
  ($1.00 per share)        -       -     (114)         -            -     (114)

Balance,
June 30, 1994         $1,120    $886   $3,991     $ (217)        $(25)   5,755

Balance,
December 31, 1994     $1,120    $886   $4,194     $ (587)        $(25)  $5,588
Net income                 -       -      563          -            -      563
Change in net
  unrealized loss on
  investment securities
  available for sale       -       -        -        184            -      184
Dividends declared
  ($1.25 per share)        -       -      (140)        -            -     (140)

Balance,
June 30, 1995         $1,120    $886    $4,617    $ (403)        $(25)  $6,195

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Balance Sheet

                                                   June 30,    December 31,
Dollars in thousands, except per share data         1995           1994
Assets

Cash and due from banks                           $ 3,140           $3,331
Federal funds sold                                  2.600           23,800
Interest bearing deposits with banks                   93              -
Investment securities available for sale            8,745            7,173
Investment securities held to maturity (Market
   value of $49,155 at June 30, 1995 and
   $44,118 at December 31, 1994)                   49,470           46,578
Loans held for sale                                   282              470
Loans                                              38,633           25,563
Less: Reserve for possible loan losses                750              625
Net loans                                          37,883           24,938

Premises and equipment                              2,070            1,740
Accrued interest receivable                           970            1,149
Other real estate owned                               307              307
Other assets                                          287            1,576

Total assets                                     $105,847         $111,062

Liabilities and Stockholders' Equity

Deposits:
   Demand                                         $13,645          $16,448
   Savings                                         33,504           39,615
   Time                                            47,339           47,878
Total deposits                                     94,488          103,941
Short-term borrowings                               3,793              -
Accrued expenses and other liabilities              1,122            1,284
Long-term debt                                        249              249

Total liabilities                                  99,652          105,474

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value: Authorized 100,000    -                -
   Common stock, par value $10: Authorized 400,000 shares;
     Issued 111,980 shares in 1995 and 1994 outstanding
     111,141 shares in 1995 and 1994                1,120            1,120
   Surplus                                            886              886
   Retained earnings                                4,617            4,194
   Less:
      Net unrealized loss on investment securities
          available for sale                          403              587
      Treasury stock, at cost - 839 shares             25               25

Total stockholders' equity                          6,195            5,588

Total liabilities and stockholders' equity       $105,847         $111,062

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Cash Flows
                                                 Six Months  Ended June 31,
In thousands                                      1995             1994
Operating activities
Net income                                        $563           $1,524
Adjustments to reconcile net income to net cash
   from operating activities:
   Depreciation and amortization                    62               55
   Provision (credit) for possible loan losses     119           (1,468)
   Amortization of premium, net of discount
      accretion on investment securities           103                -
   Gain on sales of investment securities
      available for sale                             -              (36)
   Gains and commissions on loans held for sale    (34)             (26)
Loans originated for sale                       (2,140)          (2,967)
Proceeds from sales of loans held for sale       2,362            2,993
Decrease (increase) in accrued interest
   receivable                                      179             (186)
Decrease (increase) in other assets              1,289             (116)
(Decrease) increase in accrued expenses
   and other liabilities                          (284)             417

Net cash provided by operating activities        2,219              190

Investing activities
Increase in interest bearing deposits with banks   (93)               -
Increase in loans                               (1,585)          (2,859)
Purchase of loans from the RTC                 (11,479)               -
Proceeds from sales of investment securities
   available                                         -            2,383
Proceeds from maturities of investment securities
   available for sale, including principal
   payments                                        175              675
Proceeds from maturities of investment securities
   held to maturity, including principal
   payments                                      2,501            3,841
Purchases of investment securities available
   for sale                                     (1,493)          (7,947)
Purchases of investment securities held to
   maturity                                     (5,444)         (14,326)
Purchases of premises and equipment               (392)            (209)

Net cash used in investing activities          (17,810)         (18,442)

Financing activities
Deposits acquired in branch acquisition              -           25,209
(Decrease) increase in deposits                 (9,453)           9,514
Increase in short-term borrowings                3,793                -
Dividends paid                                    (140)               -

Net cash (used) provided by financing
   activities                                   (5,800)          34,723

Net (decrease) in cash and cash equivalents    (21,391)          16,471

Cash and cash equivalents at beginning of
   period                                       27,131           10,845

Cash and cash equivalents at end of period     $ 5,740          $27,316

Cash paid during the year:
Interest                                       $ 1,236          $   666
Income taxes                                       601               76

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

2.   Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

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

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income for the first half of 1995 was $563,000 compared to $1,524,000 for the similar 1994 period, which included the benefits of a $1.6 million recovery of a loan that was charged off in 1989. Returns on average stockholders equity and average assets were 18.71% and 1.04% for the 1995 first half and 58.37% and 3.11% for the corresponding 1994 period. Related earnings per share on a fully diluted basis fell to $4.50 from $12.19. After giving effect to nonrecurring items, operating earnings increased from $321,000 to $563,000, reflecting a substantial improvement in net interest income, which rose 38.7% .

1995 second quarter net income rose 33.2% to $266,000 from $209,000 a year earlier. Returns on average shareholders' equity and average assets were 17.64% and .99% for the 1995 second quarter, while the corresponding 1994 returns were 13.86% and .76%. Related fully diluted per share earnings were $2.13 compared to $1.67. Higher net interest income was also the primary contributor to this increase.

Net interest income

Net interest income increased $623,000, from $1,645,000 in the first half of 1994 to $2,232,000 in the first half of 1995, as the net interest margin on a tax equivalent basis increased from 3.59% to 4.47%. A higher level of interest earning assets was the primary reason for the increase. Average interest earning assets in the first half of 1995 rose to $101.9 million from $90.1 million in 1994. $10.6 million of this growth occurred within the investment portfolio, while the loan portfolio averaged $9.6 million more due to the purchase in January, 1995 of $11.5 million in residential mortgages from the Resolution Trust Corporation ("RTC") in connection with the acquisition of a branch of a failed saving and loan association in May 1994.

Deposits averaged $98.6 million for the first half of 1995 compared to $85.4 million for the 1994 first half, an increase of $13.2 million. Most of the deposit growth occurred in time deposits acquired in the aforementioned branch acquisition.

In the second quarter of 1995, net interest income grew to $1,169,000 from $916,000 in the same 1994 quarter. Higher earning asset levels were also the primary reason for this improvement.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                         Six Months          Three Months
                                        Ended June 30,       Ended June 30,
(Dollars in thousands)                 1995       1994      1995       1994
Balance at beginning of period       $  625     $  700    $  750     $  700
Provision (credit) for possible
   loan losses                          119     (1,468)       (3)        (5)
Recoveries of previous charge-offs       23      1,492         9          6
                                      -----      -----     -----      -----
                                        767        724       756        701

Less:  Charge-offs                       17         24         6          1
                                      -----      -----     -----      -----
Balance at end of period              $ 750      $ 700     $ 750      $ 700

The higher provision in the first half of 1995 resulted from the 1994 $1.6 million recovery of a loan that had been charged-off in 1989, along with a special charge in the first quarter of 1995 of $115,000, representing an addition to the reserve for possible loan losses of 1% of the balance of the loan portfolio acquired from the RTC.

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

                                      June 30,  December 31,    June 30,
(Dollars in thousands)                 1995         1994         1994
Reserve for possible loan losses
   as a percentage of:
   Total loans                        1.93%        2.39%        2.51%
   Total nonperforming loans         90.03       183.28        75.43
   Total nonperforming assets
     (nonperforming loans and OREO)  65.79        96.45        75.43
   Net recoveries as a percentage of
     average loans (year-to-date)      .07         5.08         5.25

1994 includes the effects of the aforementioned $1.6 million loan recovery.

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

                                     June 30,  December 31,     June 30,
(Dollars in thousands)                 1995         1994          1994
Nonaccrual loans
   Commercial                        $   19       $   31        $    -
   Installment                            6            6             -
   Real estate                          764          285           780
   Lease financing                        -            -            11
                                      -----        -----         -----
Total                                   789          312           791
Loans past due 90
   or more and accruing
   Installment                            -            -             6
   Real estate                           44           29           131
                                      -----        -----         -----
Total                                    44           29           137
                                      -----        -----         -----
Total nonperforming loans            $  833       $  341        $  928

Nonperforming assets are generally well secured by real estate and small commercial buildings. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

The increase in nonaccrual loans occurred principally due to the addition of a commercial real estate loan, which the Bank believes to be well secured.

Other operating income

Other operating income, including the results of investment securities transactions, rose from $673,000 in the first half of 1994 to $833,000 in the first half of 1995. Service charges on deposit accounts rose 42%, from $224,000 to $320,000, due primarily due to a greater volume of transactions subject to service charges.

Other income grew from $413,000 in the first half of 1994 to $514,000 in the similar 1995 half, primarily as a result of $198,000 received from the RTC representing earnings on funds allocated to purchase loans from the RTC. Offsetting this income was a reduction of $175,000 from 1994, representing a portion of the aforementioned $1.6 million loan loss recovery.

In the second quarter of 1995, other operating income rose 36.2% from $235,000 a year earlier to $320,000 primarily due to higher service charges and increased gains from the sale of loans.

Other operating expenses

Other operating expenses rose $423,000, or 26% in the 1995 first half due primarily to higher salaries and other employee benefits expense. This category rose $343,000, or 40.1% from 1994, as the Bank increased its lending staff in anticipation of expanding its lending efforts, in addition to obtaining a chief financial officer.

Other expenses increased $63,000 or 10.1% from the first half of 1994 to the similar 1995 period primarily due to higher marketing expenses and carrying costs of foreclosed properties.

In the second quarter of 1995, other operating expenses were up 24.7% from a year earlier, rising from $859,000 to $1,071,000. Most of this increase resulted from higher salaries and other employee benefits expense due to the aforementioned increased staffing.

Income tax expense

Income tax expense decreased from $633,000 in the first half of 1994 to $331,000 in the 1995 first half reflecting lower levels of taxable income, while in the second quarter of 1995, income tax expense was higher than in the similar 1994 quarter due to greater amounts of such income.

Federal funds sold

Federal funds sold at June 30, 1995 was $2.6 million compared to $23.8 million at 1994 year-end. The reduction reflected the aforementioned loan purchase during the first quarter of 1995.

Investment securities available for sale

Investment securities available for sale rose from $7.2 million at December 31, 1994 to $8.7 million at June 30, 1995. Unrealized depreciation in the portfolio dropped from $504,000 to $155,000 at those dates.

Investment securities held to maturity

Investment securities held to maturity increased from $46.6 million at 1994 year-end to $49.5 million at the end of the 1995 first half reflecting the purchase during the half of primarily floating rate U.S. Government agency securities. As a result of a flattening of the yield curve, the unrealized depreciation in the held to maturity portfolio fell from $2,460,000 at December 31, 1994 to $315,000 at the end of the 1995 first half.

Loans

Loans held for sale decreased from $470,000 at December 31, 1994 to $282,000 at June 30, 1995 as loans originated for sale fell from $3 million during the 1994 first half to $2.1 million in the 1995 first half. In addition, loans sold decreased from $3 million in the first half of 1994 to $2.4 million in the 1995 first half, although related gains and commissions were higher due to higher premiums earned in the secondary market. The increase in loans from $25.6 million at December 31, 1994 to $38.6 million at June 30, 1995 resulted primarily from the aforementioned loan acquisition from the RTC.

Deposits

At June 30, 1995, deposits totalled $94.4 million compared to $103.9 million at the end of 1994, with most of the reduction attributable to nonrecurring U.S. Treasury tax and loan and municipal government deposits at December 31, 1994.

Liquidity

The liquidity position of the Corporation is dependent on the successful management of its assets and liabilities so as to meet the needs of both deposits and credit customers. Liquidity needs arise principally to accommodate possible deposit outflows and to meet customers' request for loans. Such needs can be satisfied by maturing loans and investments, short
- -term liquid assets and the ability to raise short-term funds from external sources.

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

The major contribution for the first six months from operating activities to the Corporation's liquidity came from the $2.4 million proceeds from sales of loans held for sale, the primary use for operating activities was for loans originated for sale, totalling $2.1 million.

Most of the cash received from investing activities came from proceeds from maturities of investment securities held to maturity, which totalled $2.1 million. The primary use for investing activities was the $11.5 million purchase of RTC loans.

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

Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive asset exceeds its interest-sensitive liabilities or in a liability-sensitive position, whereby its interest-sensitive liabilities exceeds its interest
- -sensitive assets, depending on management's judgment as to projected interest rate trends.

At June 30, 1995, the Corporation had a cumulative one-year gap of a negative $8.3 million, representing 7.9% of total assets compared to a positive $9.3 million gap at December 31, 1994. The change occurred primarily as a result of increases in the fixed rate component of the loan portfolio.

If the weighted average interest rates in effect at June 30, 1995 increased by 1%, annual net interest income would fall by $83,000 since in a rising rate environment, interest-sensitive liabilities will reprice faster than assets.
A 1% decrease in the weighted average interest rates would improve net interest income by $83,000.

The Corporation is presently refining its interest rate sensitivity management methods to give effect to variations in interest rate changes depending on the asset and liability mix.

Capital

Stockholders' equity amounted to $6.2 million at June 30, 1995 compared to $5.6 million at December 31, 1994. Stockholders' equity as a percentage of total assets was 5.78% at June 30, 1995, while the leverage ratio was also 6.08%, which compares with existing guidelines established by the Federal Reserve
Bank for bank holding companies of 3%.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weighings are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At June 30, 1995, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 18.92% and 20.89%, respectively.

PART II  Other information

Item 4.  Submission of matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders of City National Bancshares Corporation
was held on June 8, 1995. The stockholders voted upon the election of two persons, named in the proxy statement, to serve as directors of the Corporation for the ensuing three years. The following directors were elected at the Annual Meeting with the number of votes "For" and "Withheld" indicated. There were no abstentions.

                                         Number of Votes
           Name                       For            Withheld
     Norman Jeffries                 65,715            522
     Lemar C. Whigham                65,881            356

b) In addition, stockholders voted upon the ratification of the appointment of KPMG Peat Marwick as independent auditors for the fiscal year ended December 31, 1995. Shareholders voted 66,023 shares "For" the proposal and 15 shares "Against".

Item 5.  Other Matters

a) On March 23, 1995, the board approved the declaration of a $1.25 per share dividend, payable on May 1, 1995 to stockholders of record on March 31, 1995.

Item 6a. Exhibits

        (11)  Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      CITY NATIONAL BANCSHARES CORPORATION
                 (Registrant)


      August 12, 1995  __________________________
                       Edward R. Wright
                       Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT 11.  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

City National Bancshares Corporation
Computation of Earnings Per Common Share on a
Primary & Fully Diluted Basis

In thousands, except per share data

                                   Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                       1995        1994       1995     1994
Net income
Net income applicable to
  primary common shares                $266        $209       $563    $1,524

Interest expense on convertible
  subordinated debentures, net of
  income tax                              3           3          6         6
                                      -----       -----      -----     -----
Net income applicable to fully
  diluted common shares                $263        $206       $557    $1,518
                                      -----       -----      -----     -----
Number of average shares
Primary                             111,141     111,141    111,141   111,141

Fully diluted:
  Average common shares outstanding 111,141     111,141    111,141   111,141
  Average convertible subordinated
  debentures converted to common
  shares                             13,850      13,850     13,850    13,850
                                     ------      ------     ------    ------
                                    124,991     124,991    124,991   124,991
                                    -------     -------    -------   -------
Net income per share

Primary                               $5.07      $13.71      $2.39    $1.88
Fully diluted                          4.50       12.19       2.13     1.67

