Form 10-Q
period 1995-09-30
CITY NATIONAL BANCSHARES CORP
filed 1995-11-14
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q

      (Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995
      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from       to

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

There were 111,141 shares of common stock outstanding at November 12, 1995.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Income (Unaudited)
                                           Three months Ended Nine months Ended
                                                September 30     September 30
Dollars in thousands,
 except per share data                           1995    1994     1995    1994
Interest income
Interest and fees on loans                        $945   $688    $2,591 $1,731
Interest on Federal funds sold and securities
   purchased under agreements to resell             57    162       259    457
Interest on deposits with banks                      4      -         6      -
Interest on other short-term investments            61      -        87      -
Interest and dividends on investment securities:
   Taxable                                         815    688     2,470  1,790
   Tax-exempt                                       29     24        84     59
Total interest income                            1,911  1,562     5,497  4,037

Interest expense
Interest on deposits                               676    504     1,939  1,256
Interest on short-term borrowings                   47     39       128    107
Interest on long-term debt                           5      5        15     15
Total interest expense                             728    548     2,082  1,378

Net interest income                              1,183  1,014     3,415  2,659
Provision (credit) for possible loan losses        (32)    (5)      151 (1,463)
Net interest income after provision (credit)
   for possible loan losses                      1,151  1,009     3,264  4,122

Other operating income
Service charges on deposit accounts                143    115       463    339
Other income                                       107     47       621    460
Net (loss) gain on sales of investment securities   (1)     -        (2)    36
Total other operating income                       249    162     1,082    835

Other operating expenses
Salaries and other employee benefits               644    522     1,842  1,377
Occupancy expense                                   63     35       119     90
Equipment expense                                   65     47       180    146
Other expenses                                     361    344     1,044    964
Total other operating expenses                   1,133    948     3,185  2,577

Income before income tax expense                   267    223     1,161  2,380
Income tax expense                                  90     90       421    723

Net income                                        $177   $133      $740 $1,657

Net income per share

Primary:                                         $1.59  $1.20     $6.66 $14.91
Fully diluted:                                    1.42   1.06      5.92  13.26

Primary average shares outstanding             111,141 111,141  111,141 111,141
Fully diluted average shares outstanding       124,991 124,991  124,991 124,991
See accompanying notes to consolidated financial statements.

[/TABLE]
CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
[CAPTION]
Consolidated Balance Sheet (Unaudited)

                                                September 30,  December 31,
Dollars in thousands, except per share data         1995           1994
[S]                                              [C]              [C]
Assets

Cash and due from banks                           $ 2,277          $ 3,331
Federal funds sold                                 10,200           23,800
Interest bearing deposits with banks                  293              -
Investment securities available for sale            9,916            7,173
Investment securities held to maturity (Market
   value of $450142 at September 30, 1995 and
   $44,118 at December 31,1994)                    45,426           46,578
Loans held for sale                                   703              470
Loans                                              41,537           25,563
Less: Reserve for possible loan losses                625              625
Net loans                                          40,912           24,938

Premises and equipment                              2,201            1,740
Accrued interest receivable                           919            1,149
Other real estate owned                               307              307
Other assets                                          289            1,576

Total assets                                     $113,443         $111,062

Liabilities and Stockholders' Equity

Deposits:
   Demand                                         $16,079          $16,448
   Savings                                         34,377           39,615
   Time                                            50,761           47,878
Total deposits                                    101,217          103,941
Short-term borrowings                               4,343              -
Accrued expenses and other liabilities              1,223            1,284
Long-term debt                                        249              249
Total liabilities                                 107,032          105,474

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value: Authorized 100,000    -                -
   Common stock, par value $10: Authorized 400,000 shares;
     Issued 111,980 shares in 1995 and 1994 outstanding
     111,141 shares in 1995 and 1994                1,120            1,120
   Surplus                                            886              886
   Retained earnings                                4,794            4,194
   Less:
      Net unrealized loss on investment securities
          available for sale                          364              587
      Treasury stock, at cost - 839 shares             25               25
Total stockholders' equity                          6,411            5,588
Total liabilities and stockholders' equity       $113,443         $111,062
See accompanying notes to consolidated financial statements.
[/TABLE]

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Changes
in Stockholders' Equity (Unaudited)
                                              Net Unrealized
                                              Loss on Invest-
Dollars in thousands, Common         Retained ment Securities   Treasury
except per share data Stock  Surplus Earnings Available for Sale  Stock  Total
Balance,
December 31, 1993     $1,120    $886   $2,581    $     -         $(25)  $4,562
Net income                 -       -    1,657          -            -    1,657
Net unrealized gain on
  investment securities upon
  adoption of a change in
  accounting principle     -       -        -         68            -       68
Change in net unrealized gain
  on investment securities
  available for sale       -       -        -       (547)           -     (547)

Dividends declared
  ($1.00 per share)        -       -     (114)         -            -     (114)

Balance,
September 30, 1994    $1,120    $886   $4,124     $ (479)        $(25)   5,626

Balance,
December 31, 1994     $1,120    $886   $4,194     $ (587)        $(25)  $5,588
Net income                 -       -      740          -            -      740
Change in net
  unrealized loss on
  investment securities
  available for sale       -       -        -        223            -      223
Dividends declared
  ($1.25 per share)        -       -      (140)        -            -     (140)

Balance,
September 30, 1995    $1,120    $886    $4,794    $ (364)        $(25)  $6,411

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Cash Flows (Unaudited)
                                             Nine Months Ended September 30,
In thousands                                      1995             1994
Operating activities
Net income                                        $740           $1,657
Adjustments to reconcile net income to net cash
   from operating activities:
   Depreciation and amortization                   119               88
   Provision (credit) for possible loan losses     151           (1,463)
   Amortization of premium, net of discount
      accretion on investment securities           135              375
   Gain on sales of investment securities
      available for sale                             -              (36)
   Gains and commissions on loans held for sale   (100)             (49)
Loans originated for sale                       (4,000)          (5,050)
Proceeds from sales of loans held for sale       3,868            2,993
Decrease (increase) in accrued interest
   receivable                                      230             (324)
Decrease (increase) in other assets              1,139             (407)
(Decrease) increase in accrued expenses
   and other liabilities                           (61)             695

Net cash provided by operating activities        2,221           (1,521)

Investing activities
Increase in interest bearing deposits with banks  (293)               -
Increase in loans                               (4,647)            (403)
Purchase of loans from the RTC                 (11,479)               -
Proceeds from sales of investment securities
   available for sale                                -            2,383
Proceeds from maturities of investment securities
   available for sale, including principal
   payments                                        271            1,999
Proceeds from maturities of investment securities
   held to maturity, including principal
   payments                                      6,565            4,760
Purchases of investment securities available
   for sale                                     (2,746)          (8,947)
Purchases of investment securities held to
   maturity                                     (5,445)         (15,626)
Purchases of premises and equipment               (580)            (400)

Net cash used in investing activities          (18,354)         (16,234)

Financing activities
Deposits acquired in branch acquisition              -           25,209
(Decrease) increase in deposits                 (2,724)           3,820
Increase in short-term borrowings                4,343                -
Dividends paid                                    (140)            (114)

Net cash provided by financing activities       (1,479)          28,915

Net (decrease) in cash and cash equivalents    (14,654)          11,160

Cash and cash equivalents at beginning of
   period                                       27,131           10,845

Cash and cash equivalents at end of period     $12,477          $22,005

Cash paid during the year:
Interest                                       $ 1,769          $ 1,109
Income taxes                                       734               92
Non-cash transfer of loans to other real
  estate owned                                       -              212

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
Notes to Consolidated Financial Statements (unaudited)

1.   Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its wholly-owned subsidiary, City National Bank of New Jersey (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

3.   Loans

As of January 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loans's observable market price of the fair value of the collateral if the loan is collateral dependent.

The Corporation has defined the population of impaired loans to be all nonaccrual loans of $100,000 or more. Impaired loans of $100,000 or more are individually assessed to determine that the loan's carrying value does not exceed the fair value of the underlying collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage and installment loans, are specifically excluded from the impaired loan portfolio. Where impaired loans are carried at the present value of expected cash flows, any change in such value is included with the provision for possible loan losses. There have been no impaired loans recorded during 1995.

4. Reclassifications

Certain reclassifications have been made to the 1994 consolidated financial statements in order to conform to the 1995 presentation.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income for the first nine months of 1995 was $740,000 compared to $1,657,000 for the similar 1994 period, which included the benefits of a $1.6 million recovery of a loan that was charged off in 1989. Returns on average stockholders' equity and average assets were 16.44% and .90% for the nine-month period ended September 30, 1995 and 41.84% and 2.24% for the corresponding 1994 period. Related earnings per share on a fully diluted basis fell to $5.92 from $13.26. After giving effect to the aforementioned nonrecurring recovery, operating earnings increased from $697,000 to $740,000, reflecting a substantial improvement in net interest income, which rose 28.4%.

1995 third quarter net income rose 33.1% to $177,000 from $133,000 a year earlier. Returns on average shareholders' equity and average assets were 1.29% and .63% for the 1995 third quarter, while the corresponding 1994 returns were 9.43% and .51%. Related fully diluted per share earnings were $1.42 compared to $1.07. Higher net interest income was also the primary contributor to this increase.

Net interest income

Net interest income increased $756,000, from $2,659,000 for the first nine months of 1994 to $3,415,000 for the first nine months of 1995, as the net interest margin on a tax equivalent basis increased from 3.59% to 4.47%. A higher level of interest earning assets was the primary reason for the increase. Average interest earning assets for the first nine months of 1995 rose to $101.9 million from $93.3 million in 1994. Most of the growth occurred in the loan portfolio, which averaged $27.4 million for the 1994 first three quarters and $41.4 million for the same 1995 period due primarily to the purchase in January, 1995 of $11.5 million in residential mortgages from the Resolution Trust Corporation ("RTC") in connection with the acquisition of a branch of a failed saving and loan association in May 1994.

Deposits averaged $99.4 million for the first nine months of 1995 compared to $88.1 million for the 1994 first nine months, an increase of $13.2 million. Most of the deposit growth occurred in time deposits acquired in the aforementioned branch acquisition.

In the third quarter of 1995, net interest income grew to $1.2 million from $1,014,000 in the same 1994 quarter. Higher earning asset levels were also the primary reason for this improvement.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                      Nine Months           Three Months
                                   Ended September 30,   Ended September 30,
(Dollars in thousands)                 1995       1994      1995       1994
Balance at beginning of period       $  625     $  700    $  750     $  700
Provision (credit) for possible
   loan losses                          151     (1,463)       32          5
Recoveries of previous charge-offs       29      1,513         6         21
                                        805        750       788        726

Less:  Charge-offs                      180        140       163        116
Balance at end of period             $  625     $  610    $  625     $  610

The higher provision for the first nine months of 1995 resulted from the 1994 $1.6 million recovery of a loan that had been charged-off in 1989, along with a special charge in the first quarter of 1995 of $115,000, representing an addition to the reserve for possible loan losses of 1% of the balance of the loan portfolio acquired from the RTC.

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

                                   September 30,  December 31, September 30,
(Dollars in thousands)                 1995         1994         1994
Reserve for possible loan losses
   as a percentage of:
   Total loans                        1.50%        2.39%        2.20%
   Total nonperforming loans         72.92       183.28        45.42
   Total nonperforming assets
     (nonperforming loans and OREO)  53.69        96.45        39.23
   Net charge-offs (recoveries)
     as a percentage of
     average loans (year-to-date)      .04        (5.08)       (5.01)

1994 percentages include the effects of the aforementioned $1.6 million loan recovery.

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

                                  September 30, December 30, September 30,
(Dollars in thousands                   1995         1994          1994
Nonaccrual loans
   Commercial                        $    -       $   31        $   15
   Installment                            6            6             1
   Real estate                          507          285           683
   Lease financing                        -            -             5
                                       ----         ----          ----
Total                                   513          312           704
Loans past due 90
   or more and accruing
   Commercial                             -            -           637
   Installment                            -            -             2
   Real estate                          344           29             -
                                       ----         ----          ----
Total                                   344           29           639
                                       ----         ----          ----
Total nonperforming loans            $  857       $  341        $1,343

The increase in nonaccrual loans during 1995 resulted from several residential mortgage delinquencies while loans past due 90 days or more and still accruing represents one commercial borrower. All the aforementioned nonperforming assets are well secured by residential real estate and small commercial buildings. Assuming non-collection, it is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

Other operating income

Other operating income, including the results of investment securities transactions, rose from $835,000 for the first nine months of 1994 to $1.1 million for the first nine months of 1995. Service charges on deposit accounts rose 36.6%, from $339,000 to $463,000, due primarily due to a greater volume of transactions subject to service charges.

Other income grew from $460,000 for the first nine months of 1994 to $621,000 in the similar 1995 period, primarily as a result of $198,000 received from the RTC in February 1995, representing earnings on funds allocated to purchase loans from the RTC and an increase in gains and commissions on loan sales of $87,000. Partially offsetting this income was a reduction of $175,000 from 1994, representing a portion of the aforementioned $1.6 million loan loss recovery.

In the third quarter of 1995, other operating income rose 36.2% from $162,000 a year earlier to $249,000 primarily due to increased gains and commissions from the sale of loans.

Other operating expenses

Other operating expenses rose $608,000, or 23.6% in the 1995 first nine months due primarily to higher salaries and other employee benefits expense. This category rose $465,000, or 33.8% from 1994, as the Bank increased its lending staff in anticipation of expanding its lending efforts, in addition to obtaining a chief financial officer.

Occupancy and equipment expenses increased $62,000 or 26.3% from the first nine months of 1994 to the similar 1995 period primarily due to costs associated with the renovation of the Bank's administrative offices, which was completed in May 1995.

In the third quarter of 1995, other operating expenses were up 19.5% from a year earlier, rising from $948,000 to $1,133,000. Most of this increase resulted from higher salaries and other employee benefits expense due to the aforementioned increased staffing. Occupancy and equipment expense for the quarter rose as a result of the aforementioned renovations.

Income tax expense

Income tax expense decreased from $723,000 for the first nine months of 1994 to $421,000 in the 1995 first nine months reflecting lower levels of taxable income, while the effective tax rate in 1995 was 36.3% compared to 30.4% in 1994 due to the reversal in 1994 of reserves on deferred tax assets.

Federal funds sold

Federal funds sold at September 30, 1995 was $10.2 million compared to $23.8 million at 1994 year-end. The reduction reflected the aforementioned loan purchases made during the first quarter of 1995.

Investment securities available for sale

Investment securities available for sale rose from $7.2 million at December 31, 1994 to $9.9 million at September 30, 1995. Unrealized depreciation in the portfolio decreased from $587,000 to $364,000 at those dates.

Investment securities held to maturity

Investment securities held to maturity decreased slightly from $46.6 million at 1994 year-end to $45.4 million at September 30, 1995. As a result of a flattening of the yield curve, the unrealized depreciation in the held to maturity portfolio fell from $2,460,000 at December 31, 1994 to $284,000 at September 30, 1995.

Loans

Total loans rose from $26 million at December 31, 1994 to $42.2 million at September 30, 1995, an increase of $16 million, or 62.3%. $11.5 million of this amount represented mortgages of 1-4 family homes acquired from the RTC at a 3% discount of $345,000, of which $115,000 was recorded as other income, while the $230,000 was deferred and is being accrued into income over the 8 year estimated average life of the loans.

All the loans were performing and had been seasoned for an average of 6 years, and $3.6 million were fixed rate while $7.9 million had variable rates. The acquired portfolio had a weighted average coupon of 8.02%, but will yield slightly more with the discount accretion.

Loans originated for sale fell from $5 million for the first nine months of 1994 to $3.3 million in the similar period, while loans sold decreased from $4.9 million to $3.8 million due due primarily to the withdrawal from the secondary market by the Bank's primary conventional loan buyer. Partially offsetting this decline were sales of Federal Housing Administration ("FHA") guaranteed loans, which commenced in early 1995.

Deposits

At September 30, 1995, deposits totalled $101.2 million compared to $103.9 million at the end of 1994, with most of the reduction attributable to nonrecurring U.S. Treasury tax and loan and municipal government deposits at December 31, 1994.

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

The major contribution for the first nine months from operating activities to the Corporation's liquidity came from the $4.0 million proceeds from sales of loans held for sale, the primary use for operating activities was for loans originated for sale, totalling $3.9 million.

Most of the cash received from investing activities came from proceeds from maturities of investment securities held to maturity, which totalled $6.6 million. The primary use for investing activities was the $11.5 million purchase of RTC loans.

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

At September 30, 1995, the Corporation had a cumulative one-year gap of a negative $9.0 million, representing 8.0% of total assets compared to a positive $9.3 million gap at December 31, 1994. The change occurred primarily as a result of increases in the fixed rate component of the loan portfolio.

If the weighted average interest rates in effect at September 30, 1995 increased by 1%, annual net interest income would fall by $90,000 since in a rising rate environment, interest-sensitive liabilities will reprice faster than assets. A 1% decrease in the weighted average interest rates would improve net interest income by $90,000.

The Corporation is presently refining its interest rate sensitivity management methods to give effect to variations in interest rate changes depending on the asset and liability mix.

Capital

Stockholders' equity amounted to $6.4 million at September 30, 1995 compared to $5.6 million at December 31, 1994. Stockholders' equity as a percentage of total assets was 5.78% at September 30, 1995, while the leverage ratio was also 5.93%, which compares with existing guidelines established by the Federal Reserve Bank for bank holding companies of 3%.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weighings are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At September 30, 1995, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 17.08% and 18.97%, respectively.

PART II  Other information

Item 6a. Exhibits

        (11)  Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

	CITY NATIONAL BANCSHARES CORPORATION
	              (Registrant)


   November 12, 1995	__________________________
	Edward R. Wright
	Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer)

EXHIBIT 11.  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

City National Bancshares Corporation
Computation of Earnings Per Common Share on a
Primary & Fully Diluted Basis

In thousands, except per share data

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                       1995        1994       1995     1994
Net income applicable to
  primary common shares                $177        $133       $740    $1,657

Interest expense on convertible
  subordinated debentures, net of
  income tax                              3           3          9         9
                                      -----       -----      -----     -----
Net income applicable to fully
  diluted common shares                $174        $130       $731    $1,648
                                      -----       -----      -----     -----
Number of average shares
Primary                             111,141     111,141    111,141   111,141
                                    -------     -------    -------   -------
Fully diluted:
  Average common shares outstanding 111,141     111,141    111,141   111,141
  Average convertible subordinated
  debentures converted to common
  shares                             13,850      13,850     13,850    13,850
                                    -------     -------    -------   -------
                                    124,991     124,991    124,991   124,991

Net income per share

Primary                               $1.59       $1.20      $6.66   $14.91
Fully diluted                          1.42        1.06       5.92    13.26