Form 10-K
period 1995-12-31
CITY NATIONAL BANCSHARES CORP
filed 1996-03-29
CIK 714980

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       (Mark One)
       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        For the transition period from to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                                   No

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 15, 1996 was approximately $1,207,962.

There were 111,141 shares of common stock outstanding at March 15, 1996.

Documents incorporated by reference:
Certain portions of the definitive Proxy Statement for the 1996 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

Page 1 of                    pages.  Exhibit Index appears on page ___________.

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents
                                                                           Page
                                     PART I

Item 1.  Business..............................................................1
Item 2.  Properties............................................................3
Item 3.  Legal Proceedings.....................................................3
Item 4.  Submission of Matters to a Vote of Security Holders...................3

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.................................................3
Item 6.  Selected Financial Data...............................................4
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................5-16
Item 8.  Financial Statements and Supplementary Data.......................17-35
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................35

                                    PART III

Item 10. Directors and Executive Officers of Registrant.......................35
Item 11. Executive Compensation...............................................35
Item 12. Security Ownership of Certain Beneficial Owners and Management.......35
Item 13. Certain Relationships and Related Transactions.......................35

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......36


Signatures....................................................................35

                                       1
Part I

Item 1.       Business

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 1995, CNBC had consolidated total assets of $114.8 million, total deposits of $100.9 million and total stockholders' equity of $7.1 million. Its only subsidiary is City National Bank of New Jersey (the "Bank" or "CNB").

CNB is a national banking association chartered in 1973 under the laws of the United States of America. CNB is minority owned and controlled and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through two offices located in northern New Jersey. Deposit services include savings and checking accounts, certificates of deposit and money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.

CNB specializes in providing credit and deposit services to business and individuals located within minority communities within New Jersey, particularly in the Newark area.

During 1995, the Bank entered into an agreement with NatWest Bank to acquire a branch office located in Newark, New Jersey. The transaction closed on March 8, 1996.

The Bank has no trust department.

Competition

The market for banking and bank related services is highly competitive. The Bank competes with other providers of financial services such as other bank holding companies, commercial saving banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressures. Competition is expected to intensify as a consequence of interstate banking laws now in effect or that may be in effect in the future. CNB competes by offering quality products and convenient services at competitive prices. CNB regularly reviews its products and locations and considers various branch acquisition prospects.

Management believes that as New Jersey's only African-American owned and controlled Bank, it has a unique ability to provide commercial banking services to that segment of the minority community.

Supervision and regulation

The banking industry is highly regulated. The following discussion summarizes some of the material provisions of the banking laws and regulations affecting City National Bancshares Corporation and City National Bank of New Jersey.

Regulatory matters

On January 21, 1992, the Bank entered into a Consent Order with the Office of the Comptroller of the Currency ("OCC") which replaced and superceded the Cease and Desist Order issued by the OCC in 1989. The Consent Order contained fewer articles than the Cease and Desist Order, but required, among other things, that the Bank continue to implement certain internal procedures and controls in the areas of lending practices, asset quality and loan loss review and consumer compliance and prohibited the Bank from declaring or paying any dividends without prior notification to the OCC.

The Consent Order also required the Bank to achieve by April 30, 1992 a minimum 5% ratio of Tier I (core) capital to total assets. This was achieved by the required date and as of December 31, 1994, the Bank remained in compliance.

In April 1994, the Bank was advised by the OCC that as a result of the Bank's substantial compliance with the terms of the Consent Order, such Consent Order was terminated as of March 30, 1994.

Bank holding company regulations

CNBC is a bank holding company within the meaning of the Bank Holding Company Act (the "Act") of 1956, and as such, is supervised by the Board of Governors of the Federal Reserve System (the "FRB").

The Act prohibits CNBC, with certain exceptions, from acquiring ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks. The Act also requires prior approval by the FRB of the acquisition by CNBC of more than five percent of the voting stock of any additional bank. The Act also restricts the types of businesses, activities, and operations in which a bank holding company may engage.

The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 (the "Branching Act") significantly changed interstate banking rules. Pursuant to the Branching Act, a bank holding company will be able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state laws.

The Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

The New Jersey legislature is presently examining whether it will opt-in with respect to earlier interstate banking and branching, as well as whether it will authorize de novo branching and the entry into New Jersey of foreign banks.

Regulation of bank subsidiary

CNB is subject to the supervision of, and to regular examination by the Office of the Comptroller of the Currency of the United States (the "OCC".)

Various laws and the regulations thereunder applicable to CNB impose restrictions and requirement in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection and other matters. There are various legal limitations on the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or nonbank subsidiaries of its parent (other than direct subsidiaries of such bank) or, subject to broader exceptions, take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extension of credit permitted by such exceptions.

CNBC is a legal entity separate and distinct from its subsidiary bank. CNBC's revenues (on a parent company only basis) result from dividends paid to CNBC by its subsidiary. Payment of dividends to CNBC by CNB, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100% of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default, or deferred by the FDIC. Further, under FIRREA, the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

                                       3
The OCC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6%, has a Tier 1 leverage ratio of at least 5%, and meets certain other requirements. An institution will be classified as "adequately capitalized" if it has a total risk-based capital ratio of at least 8%, has a Tier 1 risk-based capital ratio of at least 4%, and has Tier 1 leverage ratio of at least 4%. An institution will be classified as "undercapitalized" if it has a total risk-based capital ratio of less than 6%, has a Tier 1 risk-based capital ratio of less than 3%, or has a Tier 1 leverage ratio of less than 3%. An institution will be classified as "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, or a Tier I risk-based capital ratio of less than 3%, or a Tier I leverage ratio of less than 3%. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2%. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

Insured   institutions  are  generally   prohibited  from  paying  dividends  or
management fees if after making such payments, the institution would be "undercapitalized". An "undercapitalized" institution also is required to develop and submit to the appropriate federal banking agency a capital restoration plan, and each company controlling such institution must guarantee the institution's compliance with such plan.

Government policies

The earnings of the Corporation are affected not only by economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, especially the Federal Reserve Board. The actions of the Federal Reserve Board influence the overall levels of bank loans, investments and deposits and also affect the interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant affect on the operating results of commercial banks in the past and are expected to do so in the future. The nature and impact of future changes in monetary and fiscal policies on the earnings of the Corporation cannot be determined.

Employees

On December 31, 1995, CNBC and its subsidiary had 57 full-time equivalent employees. Management considers relations with employees to be satisfactory.

Item 2.       Properties

The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. In connection with the aforementioned branch acquisition, the Bank leases its Hackensack office from the Resolution Trust Corporation, for which no rent is payable for five years, after which the Bank will have the opportunity to purchase the property.

The main office of the Bank is undergoing a major renovation which will be completed in 1996.

Item 3.       Legal Proceedings

There were no material pending legal proceedings to which CNBC of CNB were a party.

Item 4.       Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1995, there were no matters submitted to stockholders for a vote.

Part II

Item 5.  Market  For The  Registrant's  Common  Equity and  Related  Stockholder

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock , nor is any market maker executing trades. No price quotations were published during 1995.

At March 11, 1996, the Corporation had 1,925 common stockholders of record.

On May 1, 1995, the Corporation paid a cash dividend of $1.25 per share to stockholders of record on March 31, 1995. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

Item 6.       Selected Financial Data

=================================================================================================================================
Five-Year Summary
Dollars in thousands, except per share data                        1995        1994 (1)     1993         1992         1991
=================================================================================================================================
Year-end Balance Sheet data:
Total assets                                                  $114,410     $111,062      $74,786      $61,911      $51,536
Total loans                                                     45,294       26,033       23,659       20,331       17,001
Reserve for possible loan losses                                   650          625          700          650          750
Investment securities                                           55,104       53,751       39,193       35,644       31,709
Total deposits                                                 100,889      103,941       64,435       57,853       40,653
Long-term debt                                                   1,749          249          249          249          269
Stockholders' equity                                             6,896        5,588        4,562        3,356        2,305
=================================================================================================================================
Income Statement data:
Interest income                                                $ 7,470      $ 5,596      $ 4,509      $ 4,430      $ 4,768
Interest expense                                                 2,829        2,068        1,469        1,513        2,143
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              4,641        3,528        3,040        2,917        2,625
Provision (credit) for possible loan losses                        486       (1,464)         (23)          30          174
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision (credit)
  for possible loan losses                                       4,155        4,992        3,063        2,887        2,451
Noninterest income                                               1,363        1,375          898          508          708
Noninterest expense                                              4,245        3,645        3,019        2,829        2,930
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense, cumulative
  effect of accounting change                                    1,273        2,722          942          566          229
Income tax expense                                                 471          998          168          205          149
---------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of
  accounting change and extraordinary item                         802        1,724          774          361           80
Cumulative effect of accounting change                              -            -           206           -             -
Extraordinary item                                                  -            -            -           194          142
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $  802      $ 1,724      $   980      $   555      $   222
=================================================================================================================================

(1) Includes the effects of a $1.6 million recovery of a loan that was charged off in 1989, which is more fully discussed in "Management's discussion and analysis of financial condition and results of operations."

Per share data:
Income before cumulative effect of
  accounting change and extraordinary item                      $ 7.22       $15.51       $ 7.88       $ 4.16       $ 1.37
Cumulative effect of accounting change and
  extraordinary item                                                -            -          2.09         2.24         2.42
Net income per primary share                                      7.22        15.51         9.97         6.40         3.79
Net income per fully diluted share                                6.53        13.90         8.86         6.40         3.79
Book value                                                       62.05        50.28        41.05        34.30        35.58
Dividends                                                         1.25         1.00          N/A          N/A          N/A

Average shares outstanding                                     111,141      111,141       98,267       86,738       58,673
Number of shares outstanding at year-end                       111,141      111,141      111,141       97,841       64,795

Financial ratios:
Net income as a percentage of
  average total assets                                             .72%        1.66%        1.20%         .81%         .39%
Net income as a percentage of
  average stockholders' equity                                   12.71        30.24        25.22        19.02        10.94
Stockholders' equity as a percentage of total assets              6.03         5.03         6.10         5.42         4.47
Dividend payout ratio                                            17.46         6.45          N/A          N/A          N/A

Item 7. Management's  Discussion and Analysis Of Financial Condition and Results

Earnings performance

Net income in 1995 was $802,000 compared to $1,724,000 in 1994, which included the benefit of a $1.6 million recovery of a loan that was charged off in 1989. Returns on average stockholders'equity and average assets assets were 12.71% and
 .72% in 1995 and 30.24% and 1.66% in 1994. Related earnings per share on a fully
diluted   basis  fell  to  $6.53  from  $13.90.   After  giving  effect  to  the
aforementioned nonrecurring recovery and netsecurities gains, operating earnings increased 16% from $688,000 to $798,000.

The primary reason for the improved performance in operating earnings was an increase in net interest income, which rose 31.5% compared to 1994. Offsetting this improvement somewhat were higher costs associated with the operations of a branch office acquired in May, 1994 from the Resolution Trust Corporation of a failed savings and loan association, for a full year, a full year of salaries and benefits attributable to additions to the management team made throughout 1994 in anticipation of future expansion, and the ongoing renovations of the Bank's executive and main offices, along with the commencement of major enhancements to the Bank's technology systems to improve customer service and enhance efficiency.

Net interest income

Net interest income is the principal source of the Corporation's earnings and represents the amounts by which the interest and fees earned on loans and other interest earning assets exceeds the interest paid on the funding sources used to finance those assets. An analysis of the components of net interest income is facilitated when the income from tax-exempt investment securities is adjusted to a taxable equivalent basis, placing tax-exempt assets on a comparable basis with taxable interest earning assets.

On a fully taxable equivalent ("FTE") basis, net interest income rose from $3.6 million in 1994 to $4.7 million in 1995, while the related net interest margin increased from 3.63% to 4.50%. These improvements resulted from a higher level of interest earning assets, which averaged $104.4 million in 1995 compared to $97.1 million in 1994. This growth occurred primarily from the use for an entire year in 1995 of deposit proceeds resulting from the aforementioned branch acquisition. The higher net interest margin resulted from a shift in the mix of earning assets to loans from investment securities and short-term assets.

The yield on average interest earning assets rose 140 basis points in 1995 to 7.21% from 5.81% in 1994 due to the aforementioned emphasis on loan volume, which more than offset the lower interest rate environment that existed during 1995.

Investments

Total investment securities averaged $57 million in 1995 compared to $50.9 million in 1994, an increase of $6.1 million, or 11.9%. Most of this increase came from the proceeds received from the deposit assumption and were invested in U.S. Government agency securities and mortgage backed securities.

In September 1994, the Bank transferred certain U.S. Government agency securities, including structured notes, from the available for sale portfolio to the held to maturity portfolio. Immediately prior to the transfer, these securities had a book value of $6,437,000 and a market value of $5,933,000, resulting in a gross unrealized loss totalling $504,000, or $302,000 net of tax. This loss was being amortized by increasing the book values of the related securities over their remaining maturities. At December 31, 1994, the securities transferred had a book value of $5,967,000, with a related market value of $5,834,000, including structured notes with book and related market values of $4,113,000 and $4,025,000, respectively, with an additional gross unrealized loss included in stockholders' equity of $473,000.

At December 31, 1994, the Bank held structured notes with a book value of $11,019,000 and a related market value of $10,402,000, reflecting a gross unrealized loss of $617,000. These notes include the aforementioned transferred securities, part of which is included in the aforementioned $473,000 loss included in stockholders' equity.

In December 1995, the Bank transferred $21.8 million of securities from the held to maturity to the available for sale portfolio in accordance with the provisions of the FASB Guide to Implementation of Statement No. 115, which provided a one-time opportunity for banks to restructure the components of their investment portfolio.

At December 31, 1994, the gross unrealized loss on securities included in the available for sale portfolio totalled $504,000, which at December 31, 1995 was reduced to $135,000 due primarily to a decrease in interest rates. The held to maturity portfolio had a gross unrealized loss of $2,460,000 at December 31, 1994 compared to $61,000 a year later. In addition to the lower interest rate environment, this decrease also resulted from the removal during 1995 of three structured notes, as discussed below, and the aforementioned transfer in 1995, both of which allowed the Bank to eliminate a significant portion of the unrealized loss that was being amortized when the portfolio was marked-to-market.

After the 1995 transfer, there remained in the held to maturity portfolio one security that had been transferred from available for sale in 1994. This investment had a remaining gross unrealized loss included in stockholders' equity of $112,000 at December 31, 1995.

Included in the 1995 transfer were all the structured notes previously included in the 1994 transfer. These notes had a book value totalling $3,461,000 and a related market value of $3,353,000 and a remaining gross unrealized loss included in stockholders' equity of $224,000 at the time of the transfer.

At December 31, 1995, the structured note portfolio had a book value of $8,209,000 and related market value of $8,003,000, reflecting a gross unrealized loss of $206,000. The structured note portfolio consisted of twelve issues at December 31, 1994, of which two were called during 1995 and one became unstructured due to reaching its step-up limit. Of the nine remaining issues, dual-index notes totalled $3,497,000 in book value, step-ups amounted to $1,962,000 and deleveraged bonds totalled $2,750,000.

The dual-index notes are all indexed to a combination of long and short- term rates, while the deleveraged notes are indexed to the ten-year Treasury. Accordingly, the value of these securities could fluctuate depending on interest rate movements. The step-ups have less interest rate risk since their yields will increase over their remaining maturities.

Management believes that holding these securities will not have a significant impact upon the financial condition or operations of the Corporation.

The composition of the investment portfolio between the held to maturity and the available for sale changed significantly due primarily to the aforementioned transfer. At December 31, 1994, the available for sale portfolio comprised 7.5% of the total investment portfolio, while at December 31, 1995 the available for sale portfolio represented 55.5%.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 1995 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment. Taking into account such contractual amortization and expected prepayments, a significant amount of principal reduction on the aforementioned securities will occur within three years:

Investment Securities Available for Sale

                                                  Maturing After One Maturing After Five
                                  Maturing Within    Year But Within    Years But Within      Maturing After
                                         One Year         Five Years           Ten Years           Ten Years     Total    Total
Dollars in thousands              Amount    Yield     Amount   Yield      Amount   Yield     Amount    Yield     Amount    Yield
=================================================================================================================================

U.S. Treasury securities         $3,291     6.37%    $  2,773  6.52%    $     -     - %      $    -       - %    $ 6,064   6.44%
U.S. Government agencies            997     4.84       11,681  5.48           -     -         11,541    6.46      24,219   5.92
---------------------------------------------------------------------------------------------------------------------------------
Total book value                 $4,288     6.01%     $14,454  5.68%    $     -     - %      $11,541    6.46%    $30,283   6.02%
=================================================================================================================================

Investment Securities Held to Maturity

                                                  Maturing After One Maturing After Five
                                  Maturing Within    Year But Within    Years But Within      Maturing After
                                         One Year         Five Years           Ten Years           Ten Years     Total    Total
Dollars in thousands              Amount    Yield     Amount   Yield      Amount   Yield     Amount    Yield     Amount    Yield
=================================================================================================================================
U.S. Government agencies             -      -       $15,589    6.04%      $4,204    6.95%    $2,165     5.54%   $21,958   6.16%
Obligations of states and
  political subdivisions             -      -           558    7.45        1,978    6.76         -      -         2,536   6.91
---------------------------------------------------------------------------------------------------------------------------------
Total book value                $    -      -       $16,147    6.09%      $6,182    6.89%    $2,165     5.54%   $24,494   6.24%
=================================================================================================================================

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 1995. Average yields on obligations of states and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the available for sale portfolio decreased from 6.28% in 1994 to 6.03% in 1995 reflecting the low yield on the short-term investments transferred from the held to maturity portfolio in 1995, as well as the lower rates securities purchased in 1995. This transfer also reduced the average maturity of the portfolio, as maturities within five years comprised 61% of the portfolio at December 31, 1995 compared to 30% a year earlier, while maturities longer than ten years comprise 39% at December 31, 1995 compared to 70% a year earlier.

The yield on the held to maturity portfolio rose from 5.89% in 1994 to 6.24% in 1995, reflecting the purchase during 1995 of higher coupon callable U.S. Government agency securities. The average portfolio maturity shortened during 1995 as maturities falling within the first five years represented 65.9% of the total held to maturity portfolio at December 31, 1995 compared to 57.2% a year earlier.

Consolidated Average Balance Sheet with Related Interest and Rates

                                                              1995                                          1994
=================================================================================================================================
                                                Average                Average               Average                 Average
Tax equivalent basisdollars in thousands        Balance   Interest       Rate                Balance    Interest       Rate
=================================================================================================================================
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                 $ 4,948    $   280        5.65%              $18,867    $   815         4.32%
  Other short-term investments                   3,334        192        5.75                     -          -           -
  Interest-bearing deposits with banks             170         10        6.09                     -          -           -
  Investment securities:
    Taxable 1                                   54,468       3269        6.00                 48,997      2,503        5.11
    Tax-exempt                                   2,491        171        6.88                  1,925        127        6.60
---------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                 56,959      3,440        6.04                 50,922      2,630        5.16
---------------------------------------------------------------------------------------------------------------------------------
  Loans 2,3:
    Commercial                                  14,598      1,202        8.23                 15,799      1,037        6.56
    Mortgage                                    24,000      2,365        9.85                 10,926      1,106       10.12
    Installment                                    374         40       10.70                    593         51        8.60
---------------------------------------------------------------------------------------------------------------------------------
    Total loans                                 38,972      3,607        9.26                 27,318      2,194        8.03
---------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets              104,383      7,529        7.21                 97,107      5,639        5.81
---------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets:
  Cash and due from banks                        3,784                                          4,918
  Net unrealized loss on investment securities
    available for sale                            (297)                                         (261)
  Reserve for possible loan losses                (729)                                         (724)
  Other assets                                   3,904                                         2,553
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest earning assets               6,662                                         6,486
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $111,045                                      $103,593
=================================================================================================================================
Liabilities and stockholders' equity Interest bearing liabilities:
  Savings deposits 4                          $ 36,818        726        1.97               $ 40,060        785        1.96
  Time deposits 5                               47,797      1,927        4.03                 33,611      1,084        3.23
---------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits               84,615      2,653        3.14                 73,671      1,869        2.57
  Short-term borrowings                          2,780        156        5.63                  4,306        179        4.16
  Long-term debt                                   249         20        8.01                    249         20        8.03
---------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities            87,644      2,829        3.23                 78,226      2,068        2.67
---------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing liabilities:
  Demand deposits                               15,713                                        18,654
  Other liabilities                              1,378                                         1,012
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest bearing liabilities         17,091                                                   19,666
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                             6,310                                                    5,701
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $111,045                                      $103,593
=================================================================================================================================
Net interest income (tax equivalent basis)                  4,700        3.98                             3,571        3.14
Tax equivalent basis adjustments 6                             59                                           (43)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                         4,641                                       $ 3,528
=================================================================================================================================
Average rate paid to fund interest earning assets                        2.71                                          2.18
---------------------------------------------------------------------------------------------------------------------------------
Net interest income as a percentage of
   interest earning assets (tax equivalent basis)                        4.50%                                         3.63%
=================================================================================================================================

1  Includes  investment  securities  available  for sale and held to  maturity
2  Includes  nonperforming  loans
3  Includes  loan fees of $197,000 and $109,000 in 1995 and 1994, respectively
4 Includes noninterest bearing deposits maintained by a state governmental agency of $469,000 and $860,000 in 1995 and 1994, respectively
5 Includes noninterest bearing deposits maintained by corporations and U.S. governmental agencies of $12,756,000 in 1995 and $4,144,000 in 1994
6 The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 1995 and 1994

The table below set forth, on a fully taxable basis, an analysis of the increase (decrease) in net interest income resulting from the specific components of income and expenses due to changes in volume and rate. Because of the numerous simultaneous balance and rate changes, it is not possible to precisely allocate such changes between balances and rates. Therefore, for purposes of this table, changes which are not due solely to balance and rate changes are allocated to rate.

                                               1995 Net Interest Income Increase       1994 Net Interest Income Increase
                                                 (Decrease) from 1994 due to              (Decrease) from 1993 due to
In thousands                                    Volume       Rate       Total             Volume     Rate       Total
=================================================================================================================================
Interest income
Loans:
  Commercial                                    $(114)      $394        $163               $354    $  (4)       $350
  Real estate                                   1,323       (181)      1,142                 87      (19)         68
  Installment                                     (19)         8         (11)                (4)     (15)        (19)
---------------------------------------------------------------------------------------------------------------------------------
Total loans                                     1,190        221       1,411                437      (38)        399
Taxable investment securities                     280        486         766                523     (280)        243
Tax-exempt investment securities                   37          7          44                157      (36)        121
Federal funds sold and securities
  purchased under agreements to resell           (601)        66        (535)               109      256         365
Other short-term investments                      192         -          192                 -        -           -
Interest-bearing deposits with banks               10         -           10                 -        -           -
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                           1,108        780       1,888              1,226      (98)      1,128
---------------------------------------------------------------------------------------------------------------------------------
Interest expense
Savings deposits                                   63         (4)         59               (224)     189         (35)
Time deposits                                    (458)      (385)       (843)              (313)    (217)       (530)
Short-term borrowings                             (86)       109          23                 25      (59)        (34)
---------------------------------------------------------------------------------------------------------------------------------
Total interest expense                           (481)      (280)       (761)              (512)     (87)       (599)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                              $627       $500      $1,027               $714    $(185)       $529
=================================================================================================================================

Loans

Total loans averaged $39 million in 1995 compared to $27.3 million in 1994, an increase of 46.5%. At December 31, 1995, total loans were $45.7 million, up
75.8% from $26 million at 1994 year-end. The largest increase occurred in mortgage loans, where average volume in 1995 was $24 million, compared to $10.9 million in 1994, an increase of 120.1%.

This increase occurred as a result of the purchase in January 1995 of $11.5 million in seasoned residential mortgage loans from the Resolution Trust Corporation. These loans consisted of one-to-four family loans located throughout central New Jersey. Other than these loans, there was little growth in the Bank's residential mortgage portfolio, as all its fixed-rate loans are sold in the secondary market and there was a lesser demand for adjustable-rate loans during 1995 due to the declining interest rate environment.

Loans originated for sale declined to $4.6 million in 1995 from $6.5 million in 1994. While the Bank originates Small Business Administration-guaranteed commercial loans for sale, most loans originated for sale represent Housing and Urban Development ("HUD") - guaranteed residential rehabilitation loans. The HUD loans are more labor intensive than the conventional residential mortgage loans that the Bank originated and sold during 1994, but are more profitable. Because of the emphasis in 1995 on HUD loans, the volume declined, but gains and commission on loan sales rose by 90.6%. Loans sold decreased, to $4.5 million in 1995 from $6.1 million in 1994. The Bank intends to expand its residential mortgage lending program by moving into Federal Housing Administration ("FHA") guaranteed home rehabilitation loans, which are sold to the FHA, as well as utilizing the benefits of the Federal Home Loan Bank community development financing programs.

At December 31, 1995, loans to churches totaled $6.3 million, representing 13.78% of total loans outstanding and are included with real estate loans. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate.

The Bank's primary market area consists of northern New Jersey, particularly within the Newark area. The overall unemployment rate in the State of New Jersey was 7.3% at the end of 1995 compared to a nationwide rate of 5.6%, which was also the second highest rate of all industrialized states. In addition, several major companies located in New Jersey have recently announced layoffs, which will further affect the New Jersey economy.

While management believes that its loan portfolio is well secured and able to withstand a downturn in economic conditions, its effects are being carefully considered in making credit decisions in 1996.

Management is unaware of any significant potential problem loans at December 31, 1995. Maturities and interest sensitivities of loans Information pertaining to maturities and the sensitivity to changes in interest rates of certain loan categorizes at December 31, 1995 is presented below.

                              Due After One
                   Due in One Year Through   Due After
In thousands     Year or Less Five Years    Five Years    Total
================================================================
Commercial          $ 15,335     $  937     $  2,015   $ 18,287
Real estate:
  Construction            90         -            -          90
  Mortgage             2,923     19,013        4,436     26,355
----------------------------------------------------------------
Total               $ 18,348   $ 19,940     $  6,451   $ 44,739
================================================================
Loans at fixed
  interest rates    $  1,703   $  2,433     $  1,734   $  5,870
Loans at variable
  Interest rates      16,645     17,507        4,717     38,872
----------------------------------------------------------------
Total               $ 18,348   $ 19,940     $  6,451   $ 44,739
================================================================

Summary of loan loss experience

Changes in the reserve for possible loan losses are summarized below.

Dollars in thousands                           1995     1994
==============================================================
Balance, January 1                            $625      $700
--------------------------------------------------------------
Charge-offs:
  Commercial loans                             382        35
  Real estate loans                            163       103
  Installment loans                             14        22
--------------------------------------------------------------
Total                                          559       160
--------------------------------------------------------------
Recoveries:
  Commercial loans                              26     1,461
  Real estate loans                             54        48
  Installment loans                             18        40
--------------------------------------------------------------
Total                                           98     1,549
--------------------------------------------------------------
Net charge-offs (recoveries)                   164    (1,389)
Provision (credit) for possible loan
  losses charged to operations                 486    (1,464)
--------------------------------------------------------------
Balance, December 31                          $650      $625
==============================================================
Net charge-offs (recoveries) as a
  percentage of average loans                 1.43%    (5.34)%
Reserve for possible loan losses as
  a percentage of loans                       1.45      2.44
Reserve for possible loan losses as
  a percentage of nonperforming loans        60.07    183.80
===============================================================

The reserve for possible loan losses is maintained at a level determined by management to be adequate to provide for potential losses in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, the credit conditions of the borrower, the value of the underlying collateral, business and economic conditions and the possibility that there may be potential losses in the portfolio which cannot currently be identified.

Charge-offs rose from $160,000 in 1994 to $559,000 in 1995 as a result of the charge-off, in the fourth quarter of 1995, of a loan that had been performing until that time where credit quality rapidly eroded to the extent that management considered the collection of the loan to be doubtful.

During 1994, the Bank recovered $1.6 million as an insurance recovery for a loan that was charged off in 1989. $175,000 was recorded as other income, while $1,425,000, which represents the total amount of the loan charged off, was recorded as a recovery to the reserve for possible loan losses.

Allocation of the reserve for possible loan losses

The reserve for possible loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31:
                                   1995                  1994
===============================================================
                             Percentage            Percentage
                                of Loan               of Loan
Dollars in thousands  Amount   Category     Amount   Category
===============================================================
Commercial             $ 175      .98%       $  83      .63%
Real estate              448     1.65          384     3.14
Installment                7     1.97            9     1.56
Unallocated               20       -           149       -
--------------------------------------------------------------
Total                  $ 650     1.44%       $ 625     2.39%
==============================================================

Nonperforming assets

Information pertaining to nonperforming assets at December 31 is summarized below at December 31:

In thousands                                  1995       1994
================================================================
Nonperforming loans
  Commercial                                $   68    $    17
  Real estate                                  800        314
  Installment                                    2          6
  Lease financing receivables                   -           4
----------------------------------------------------------------
Total nonperforming loans                      870        341
Other real estate owned                        212        307
----------------------------------------------------------------
Total                                       $1,082    $   648
================================================================

The increase in nonperforming loans in 1995 resulted primarily from the addition of one loan that management considers well-secured by a commercial property.

Deposits

Total deposits decreased from $103.9 million at December 31, 1994 to $100.9 million a year later, due to a decline in demand deposits. The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by federal and state governmental agencies represent a significant part of the Bank's deposits and are more volatile than commercial or or retail deposits.

These municipal and U.S. Government deposits represent a substantial part of the Bank's business, tend to have high balance relationships and comprise most of the Bank's accounts with balances of $100,000 or more at December 31, 1995. While local municipalities use the accounts for operating and short-term investments purposes, the U.S. Government uses noninterest-bearing certificates of deposit as compensating balances, representing a form of payment for services provided. All the foregoing deposits require collateralization with readily marketable U.S. Government securities. While the Bank issues certificates of deposit to municipalities in amounts of $100,000 at rates which are competitive with other institutions and somewhat more costly than other sources of deposits, the overall cost of certificates of deposit of $100,000 or more is reduced by the maintenance of the foregoing compensating balance accounts.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the loss of any of these deposits, these securities are readily marketable.

Contributing to the decline in demand deposits were new federal tax deposit regulations which went into effect on December 1, 1994, whereby large companies began making their deposits directly to the U.S. Treasury Department rather than through a commercial bank. As a result, at December 31, 1995, balances under this tax deposit program totalled $89,000 compared to $3 million a year earlier. To offset the loss of these deposits, the U.S. Treasury Department has deposited a $9.5 million noninterest bearing time deposits with CNB, which will be repaid over five years.

Average deposits totalled $100.3 million in 1995, an 8.7% increase from $92.3 million in 1994, with almost all the growth occurring in savings and time deposits. The branch acquisition contributed $14.7 million to the deposit growth.

Certain corporations and governmental agencies maintain noninterest bearing savings and time deposit accounts with the Bank as compensation for services performed. In 1995, such balances averaged $469,000 and $12,756,000, respectively, contributing 39 basis points to net interest income. In 1994, these respective balances were $860,000 and $4,144,000, respectively, contributing 23 basis points.

Short-term borrowings

Average short-term borrowings were lower in 1995 because of the greater liquidity available from proceeds received with the branch acquisition.

Other operating income

Other operating income was $1.4 million in both 1995 and 1994. There were major changes within the components, however, as service charges rose $216,000, or 44.8% due to a greater volume of service chargeable transactions. Other income decreased $213,000, or 26.1%, due primarily to the aforementioned recording in 1994 of $175,000 associated with the loan loss recovery.

Other operating expenses

Other operating expenses, which include expenses other than interest, income taxes and the provision for possible loan losses, totalled $4.2 million in 1995, a 16.5% increase compared to 1994. Salaries and other employee benefits comprised the largest portion of the increase, rising 23.7% from $2 million to $2.5 million in 1995. The primary reason for the increase in overall operating expenses was the operation of the acquired branch office for a full year.

Also contributing to the higher salary and benefit costs were the effects of increased lending and administrative staff and annual merit increases.

Occupancy expense rose $30,000, or 24.4% from 1994 to 1995 due to higher depreciation expense arising from the completion of the renovations to the Bank's executive offices

Equipment expense increased $74,000, or 37% from 1994 to 1995 due primarily to higher costs related to the aforementioned renovations.

Other operating expense was nominally higher in 1995 due primarily to lower premiums for FDIC insurance coverage as well as the effectiveness of cost containment measures instituted in early 1995. These reductions partially offset the increased cost of operating the acquired branch for a full year.

Income tax expense

Income tax expense as a percentage of pre-tax income was 37%, relatively unchanged from 36.7% in 1994.

Liquidity

The liquidity position of the Corporation is dependent on the successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise primarily to accommodate possible deposit outflows and to meet borrowers' request for loans. Such needs can be satisfied by investment and loan maturities and payments, along with the ability to raise short-term funds from external sources.

It is the responsibility of senior management to monitor and oversee all activities relating to liquidity management and the protection of net interest income from fluctuations in interest rates.

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The major contribution during 1995 from operating activities to the Corporation's liquidity came from proceeds from sales of loans originated for sale, amounting to $4.6 million, while loans originated for sale represented the greatest use from operating activities, totalling $4.6 million.

The purchase of loans from the Resolution Trust Corporation for $11.5 million represented the largest use of funds for investing activities, while most of the cash received from investing activities came from proceeds from maturities of investment securities, which totalled $10.5 million.

The primary source of funds from financing activities resulted from an increase in short-term borrowings of $3.7 million, while a reduction in deposits represented the greatest use for financing activities.

Effects of inflation

Inflation, as measured by the CPI, has been relatively steady during recent years, advancing 2.8% in 1995, 2.7% in 1994 and 1993 and 2.9% in 1992.

The asset and liability structure of the Corporation and subsidiary bank differ from that of an industrial company since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in earning assets, regardless of the effects of inflation, will increase net income if the Corporation is able to maintain a consistent interest spread between earning assets and supporting liabilities. In an inflationary period, the purchasing power of these net monetary assets necessarily decreases. However, changes in interest rates may have a more significant impact on the Corporation's performance than inflation. While interest rates are affected by inflation, they do not necessarily move in the same direction, or in the same magnitude as the prices of other goods and services.

The impact of inflation on the future operations of the Corporation should not be viewed without consideration of other financial and economic indicators, as well as historical financial statements and the preceding discussion regarding the Corporation's liquidity and asset and liability management.

Interest rate sensitivity

The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest-bearing liability, or when an interest-bearing liability matures or when its interest rate changes in a time period different from that of an earning asset that it supports. While the Corporation does not match specific assets and liabilities, total earning assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as interest sensitive gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

One measure of interest rate risk is the interest-sensitivity analysis, which details the repricing differences for assets and liabilities for given periods. The primary limitation of this analysis is that it is a static (i.e., as of a specific point in time) measurement which does not capture risk that varies nonproportionally with changes in interest rates. Because of this limitation, the Corporation uses a simulation model as its primary method of measuring interest rate risk. This model, because of its dynamic nature, forecasts the effects of different patterns of rate movements and variances in the effects of rate changes on the Corporations' mix of interest-sensitive assets and liabilities.

The following table presents the Corporation's interest rate sensitivity position at December 31, 1995.
Interest-sensitivity analysis

                                                                 Interest Sensitivity Period
=================================================================================================================================
                                                         Daily    Due After    Due After                  Due After
                                                  Floating and Three Months   Six Months        Total   One Year or
                                                    Due Within   but Within   But Within       Within  Noninterest-
In thousands                                      Three Months   Six Months     One Year     One Year     sensitive        Total
=================================================================================================================================
Interest-earning assets
Federal funds sold                                    $ 6,950       $   -        $   -       $ 6,950       $    -       $ 6,950
Interest-bearing deposits with banks                      321           -            -           321            -           321
Investment securities                                  16,937        2,025        6,484       25,446        29,792       55,238
Loans                                                  16,922        1,270        4,849       23,041        22,628       45,669
---------------------------------------------------------------------------------------------------------------------------------
Total                                                  41,130        3,295       11,333       55,758        52,420      108,178
---------------------------------------------------------------------------------------------------------------------------------
Sources of funds supporting interest-earning assets
Savings deposits (1)                                   22,812           -            -        22,812        14,207       37,019
Time deposits                                          26,520        9,614        6,630       42,754         8,191       50,945
Short-term borrowings                                   3,661           -            -         3,661            -         3,661
Long-term debt                                             -            -            -            -          1,749        1,749
Noninterest bearing sources                                -            -            -            -         15,842       15,842
---------------------------------------------------------------------------------------------------------------------------------
Total                                                  52,983        9,614        6,630       69,227        40,451      109,678
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive gap                                (11,853)      (6,319)       4,703      (13,469)
---------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitivity gap                  $(11,853)    $(18,172)    $(13,469)    $(13,469)
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets to interest
  sensitive liabilities                                  77:1         .34:1      1.71:1       1.81:1
---------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitive assets
  to interest sensitive liabilities                     .77:1         .71:1       .81:1        .81:1
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitivity gap as a percentage
  of total assets                                      (10.33)%      (5.51)%       4.01%       11.74%
---------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitivity gap as a percentage
  of total assets                                      (10.33)%     (26.17)%      11.74%       11.74%
=================================================================================================================================

(1) Based on historical experience, management has classified passbook and statement savings accounts as noninterest sensitive

At December 31, 1995, the Corporation had a cumulative one-year gap of $(13.5) million, representing 11.74% of total assets and a ratio of .81:1. Utilizing the dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Capital adequacy is a measure of the amount of capital needed to support asset growth. Minimum capital levels for banks and bank holding companies are regulated by capital adequacy guidelines, which establish minimum capital standards related to the level of assets and off-balance sheet exposures, adjusted for credit risk. The guidelines categorize assets and off-balance sheet items into four risk-weightings and require banking institutions to maintain a minimum ratio of total capital to risk-weighted assets. Total capital consists of the sum of a core (Tier I) and qualifying supplementary (Tier II) capital elements. Tier I capital essentially is comprised of tangible stockholders' equity for common stock and certain perpetual preferred stock, and Tier II capital includes a portion of the reserve for possible loan losses, certain qualifying subordinated long-term debt and preferred stock which does not qualify as Tier I capital. The regulatory minimum for combined Tier I and Tier II capital is 8% of risk-adjusted assets, with Tier II elements which qualify for inclusion in total capital being limited to 100% of the total amount of Tier I elements.

In addition to the risk-adjusted guidelines discussed above, banks and bank holding companies are subject to certain leverage standards. Under these guidelines, banks and bank holding companies are required to maintain as a minimum leverage standard a Tier I capital-to-total assets ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and strong earnings. Institutions experiencing growth or with high levels of risk would be expected to maintain Tier I capital levels 100 to 200 basis points above the minimum.

The following table presents the consolidated and bank-only capital components and related ratios at December 31:
                                                                 Bank
                                        Consolidated             Only
========================================================================
Dollars in thousands                1995        1994             1995
========================================================================


Total stockholders' equity       $ 6,896     $ 5,588          $ 8,591
Net unrealized loss on investment
  securities available for sale      141         587              141
Disallowed intangibles               (76)        (85)             (76)
------------------------------------------------------------------------
Tier 1 capital                     6,961       6,090            8,656
------------------------------------------------------------------------
Qualifying long-term debt          1,749         249               -
Reserve for possible loan losses     516         412              516
------------------------------------------------------------------------
Tier 2 capital                     2,265         661              563
------------------------------------------------------------------------
Total capital                    $ 9,226     $ 6,751          $ 9,172
========================================================================
Risk-adjusted assets             $41,303     $32,997          $41,303
Total assets                     114,410     111,062          114,410
------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1 capital to
    risk-adjusted assets          15.86%      18.46%           20.96%
  Regulatory minimum               5.00        5.00             5.00
  Total capital to risk-adjusted
    assets                        17.81       20.46            22.21
  Regulatory minimum               8.00        8.00             8.00
Leverage ratio                     6.27        5.48             7.80
Total stockholders' equity to
  total assets                     6.03        5.03             7.51
========================================================================

Results of operations - 1994 compared with 1993

Net income for 1994 rose to $1,724,000, or, on a fully diluted basis, $13.90 per share compared to $568,000 , or $7.03 per share in 1993, due to a $1.6 million insurance recovery of a loan charged off in 1989. Excluding the recovery along with net security gains, net earnings from operations were $688,000, compared to $476,000 in 1993, an increase of 44.5%. Higher net interest income was the primarily reason for this increase, reflecting greater levels of interest earning assets resulting from the May, 1994 branch acquisition.

While net interest income was higher, on a fully tax equivalent basis, the related net interest margin decreased from 3.99% to 3.81% due primarily to a more rate-sensitive deposit structure at the acquired branch.

Average deposits grew from $72 million in 1993 to $92.3 million in 1994, an increase of 28%, due to the aforementioned branch acquisition. While proceeds from the the deposit increase were spread over a number of interest earning assets, the major growth was in taxable investment securities, which grew from $39.1 million at December 31, 1993 to $53.7 million a year later.

Loan growth during 1994 was modest, although loans originated for sale rose from $4.3 million in 1993 to $6.5 million in 1994 as the Bank expanded its residential lending program under which these loans are sold in the secondary market.

As a result of generally improved economic conditions in the Bank's market area as well as improvements in the Bank's asset quality, management reduced the reserve for possible loan losses from December 31, 1993 to December 31, 1994 by recording a credit to the related provision of $1,464,000.

Other operating income

Other operating income rose $302,000, from $898,000 to $1.2 million in 1994, primarily due to $339,000 of income earned from funds committed to loans to be acquired from the Resolution Trust Corporation in connection with the branch acquisition. Also contributing to this income were higher service fees earned for acting as lead bank in a corporate line of credit syndication. Such fees rose from $42,000 in 1993 to $158,000 in 1994.

Offsetting these increases was a reduction in net gain on sales of investment securities, which fell from $353,000 in 1993 to $36,000 in 1994.

Other operating expenses totalled $3.6 million in 1994, a 20.7% increase compared to 1993. Salaries comprised the largest portion of the increase, rising from $1.2 million to $1.6 million in 1994 due to the branch acquisition, annual merit increases and the added cost of new hires, made primarily in anticipation of an expansion in the Bank's lending activities.

Occupancy expense declined 19%, from $153,000 in 1993 to $123,000 in 1994 due primarily to an increase in rental income from a building that was previously used as a branch office which was subsequently converted to storage with the remaining space leased to a commercial business.

Furniture and equipment expense declined 17%, from $241,000 in 1993 to $200,000 in 1994 due to a decrease in equipment rental expense resulting from the purchase of data processing equipment that was being leased. Higher depreciation expense on the purchased equipment partially offset this reduction.

Other operating expenses rose from $1.1 million in 1993 to $1.3 million in 1994, a 19% increase. Expenses attributable to the new branch comprised $133,000 of this increase. The balance occurred from increases in a broad range of expense categories due primarily to a higher volume of operations, offset in part by lower legal fees.

Income tax expense as a percentage of pre-tax income increased from 17.8% in 1993 to 36.7% in 1994. This increase was attributable to a decrease in 1993 in the federal deferred tax valuation allowance along with higher levels of income subject to state corporate income tax.

Item 8.       Financial Statements and Supplementary Data

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet

                                                                                                          Year Ended December 31,
                                                                                                       ============================
Dollars in thousands, except per share data                                                                   1995             1994
====================================================================================================================================
Assets
Cash and due from banks (Note 2) ...............................................................          $  3,344          $  3,331
Federal funds sold (Note 3) ....................................................................             6,950            23,800
Interest-bearing deposits with banks ...........................................................               321              --
Investment securities available for sale (Note 4) ..............................................            30,609             7,173
Investment securities held to maturity (Market value of $24,434
       in 1995 and $44,118 in 1994) (Note 5) ...................................................            24,494            46,578
Loans held for sale (Note 1) ...................................................................               555               470
Loans (Note 6) .................................................................................            44,739            25,563
Less: Reserve for possible loan losses (Note 7) ................................................               650               625
                                                                                                          --------          --------
Net loans ......................................................................................            44,089            24,938
                                                                                                          --------          --------
Premises and equipment (Note 8) ................................................................             2,288             1,740
Accrued interest receivable ....................................................................               955             1,149
Other real estate owned ........................................................................               212               307
Other assets (Note 9) ..........................................................................               593             1,576
                                                                                                          --------          --------
Total assets ...................................................................................          $114,410          $111,062
                                                                                                          ========          ========
Liabilities and Stockholders' Equity
Deposits:
       Demand ..................................................................................          $ 12,925          $ 16,448
       Savings .................................................................................            37,019            39,615
       Time ....................................................................................            50,945            47,878
                                                                                                          --------          --------
Total deposits (Note 10) .......................................................................           100,889           103,941
Short-term borrowings (Note 11) ................................................................             3,661              --
Accrued expenses and other liabilities .........................................................             1,215             1,284
Long-term debt (Note 12) .......................................................................             1,749               249
                                                                                                          --------          --------
Total liabilities ..............................................................................           107,514           105,474

Commitments and contingencies (Note 21)

Stockholders' equity (Note18):
        Preferred stock, no par value: Authorized 100,000 shares;
               eight shares issued and outstanding in 1995 .....................................               200              --
        Common stock, par value $10: Authorized 400,000 shares;
               outstanding 111,141 shares in 1995 and 1994 .....................................             1,120             1,120
       Surplus .................................................................................               886               886
       Retained earnings .......................................................................             4,856             4,194
       Less:
              Net unrealized loss on investment securities available for sale ..................               141               587
              Treasury stock, at cost - 839 shares .............................................                25                25
                                                                                                          --------          --------
Total stockholders' equity .....................................................................             6,896             5,588
                                                                                                          --------          --------
Total liabilities and stockholders' equity .....................................................          $114,410          $111,062
                                                                                                          ========          ========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity

                                                                                               Net Unrealized
                                                                                               Gain (Loss) on
                                                                                                   Investment
                                                            Common        Preferred  Retained      Securities        Treasury
Dollars in thousands, except per share data                  Stock  Surplus   Stock  Earnings Available for Sale    Stock     Total
===================================================================================================================================
Balance, December 31, 1992 ...............................  $  987   $  793   $  --    $1,601      $  --          $  (25)   $ 3,356
Net income ...............................................      --       --      --       980         --              --        980
Proceeds from sale of common stock .......................     133       93      --        --         --              --        226
                                                            -------  ------- -------   -------    -------         -------    -------
Balance, December 31, 1993 ...............................   1,120      886      --     2,581         --             (25)     4,562
Net income ...............................................      --       --      --     1,724         --              --      1,724
Net unrealized gain on investment securities upon ........      --       --      --        --         68              --         68
       adoption of a change in accounting principles
Change in unrealized gain (loss) on investment ...........      --       --      --        --       (655)             --       (655)
       securities available for sale
Dividends paid ($1.00 per share) .........................      --       --      --      (111)        --              --       (111)
                                                            -------  ------- -------   -------    -------         -------    -------
Balance, December 31, 1994 ...............................   1,120      886      --     4,194       (587)            (25)     5,588
Net income ...............................................      --       --      --       802         --              --        802
Proceeds from sale of preferred stock ....................      --       --     200        --         --              --        200
Change in unrealized gain (loss) on investment ...........      --       --      --        --        446              --        446
       securities available for sale
Dividends paid ($1.25 per share) .........................      --       --      --      (140)        --              --       (140)
                                                            -------  ------- -------   -------    -------         -------    -------
Balance, December 31, 1995 ...............................  $1,120   $  886   $ 200     $4,856    $ (141)         $  (25)   $ 6,896
                                                            =======  ======= =======   =======    =======         =======    =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Income

                                                                                                 Year Ended December 31,
                                                                                ====================================================
Dollars in thousands, except per share data                                               1995              1994               1993
====================================================================================================================================
Interest income
Interest and fees on loans .................................................         $   3,607         $   2,194          $   1,795
Interest on Federal funds sold and securities
        purchased under agreements to resell ...............................               279               815                450
Interest on other short term investments ...................................               192              --                 --
Interest on deposits with banks ............................................                10              --                 --
Interest and dividends on investment securities:
        Taxable ............................................................             3,269             2,503              2,260
        Tax-exempt .........................................................               113                84                  4
                                                                                     ---------         ---------          ---------
Total interest income ......................................................             7,470             5,596              4,509
                                                                                     ---------         ---------          ---------
Interest expense
Interest on deposits .......................................................             2,653             1,869              1,304
Interest on short-term borrowings ..........................................               156               179                145
Interest on long-term debt .................................................                20                20                 20
                                                                                     ---------         ---------          ---------
Total interest expense .....................................................             2,829             2,068              1,469
                                                                                     ---------         ---------          ---------
Net interest income ........................................................             4,641             3,528              3,040
Provision (credit) for possible loan losses (Note 7) .......................               486            (1,464)               (23)
                                                                                     ---------         ---------          ---------
Net interest income after provision (credit)
         for possible loan losses ..........................................             4,155             4,992              3,063
                                                                                     ---------         ---------          ---------
Other operating income
Service charges on deposit accounts ........................................               711               484                401
Other income (Note 13) .....................................................               642               855                144
Net gains on sales of investment securities (Notes 4 and 5) ................                10                36                353
                                                                                     ---------         ---------          ---------
Total other operating income ...............................................             1,363             1,375                898
                                                                                     ---------         ---------          ---------
Other operating expenses
Salaries and other employee benefits (Note 15) .............................             2,455             1,984              1,501
Occupancy expense (Note 8) .................................................               153               123                153
Equipment expense (Note 8) .................................................               274               200                241
Other expenses (Note 13) ...................................................             1,363             1,338              1,124
                                                                                     ---------         ---------          ---------
Total other operating expenses .............................................             4,245             3,645              3,019
                                                                                                                          ---------
Income before income tax expense and cumulative
        effect of accounting change ........................................             1,273             2,722                942
Income tax expense (Note 14) ...............................................               471               998                168
                                                                                     ---------         ---------          ---------

Income before cumulative effect of accounting change .......................               802             1,724                774
Cumulative effect of accounting change (Note 14) ...........................              --                --                  206
                                                                                     ---------         ---------          ---------
Net income .................................................................         $     802         $   1,724          $     568
                                                                                     =========         =========          =========
Net income per share (Note 18) Primary:
Income before cumulative effect of accounting change .......................         $    7.22         $   15.51          $    7.88
Cumulative effect of accounting change .....................................              --                --                 2.09
                                                                                     ---------         ---------          ---------
Net income per share .......................................................         $    7.22         $   15.51          $    9.97
                                                                                     =========         =========          =========
Fully diluted:
Income before cumulative effect of accounting change .......................         $    6.53         $   13.90          $    7.03
Cumulative effect of accounting change .....................................              --                --                 1.83
                                                                                     ---------         ---------          ---------
Net income per share .......................................................         $    6.53         $   13.90          $    8.86
                                                                                     =========         =========          =========
Primary average shares outstanding .........................................           111,141           111,141             98,267
Fully diluted average shares outstanding ...................................           124,991           124,991            112,117
                                                                                     =========         =========          =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows

                                                                                                     Year Ended December 31,

In thousands                                                                            1995                1994               1993
====================================================================================================================================
Operating activities
Net income ......................................................................   $    802            $  1,724           $    980
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization ...............................................        191                 120                 90
    Provision (credit) for possible loan losses .................................        486              (1,464)
    Amortization of premium, net of discount accretion
         on investment securities ...............................................        151                 423                297
    Net gains on sales of investment securities .................................        (10)                (36)              (353)
    Gains and commissions on loans held for sale ................................       (122)                (64)               (32)
Decrease (increase) in accrued interest receivable ..............................        194                (655)               (35)
Deferred income tax expense .....................................................         16                 578                 12
Decrease in other real estate owned .............................................         95                  --                 --
Decrease (increase) in other assets .............................................        984              (1,314)               (89)
(Decrease) increase  in accrued expenses and other liabilities ..................       (369)                556                 76
Premium paid on branch acquisition ..............................................         --                 (90)                --
                                                                                    ---------           ---------          ---------
Net cash provided by (used in) operating activities .............................      2,418                (222)               923
                                                                                    ---------           ---------          ---------
Investing activities
Loans originated for sale .......................................................     (4,594)             (6,525)            (4,344)
Proceeds from sale of loans held for sale .......................................      4,631               6,118              4,376
Increase in loans ...............................................................     (8,256)                 --                 --
Purchase of loans from Resolution Trust Corporation .............................    (11,479)             (2,370)
Increase in interest-bearing deposits with banks ................................       (321)                 --                 --
Proceeds from recoveries of loans previously charged off ........................         97               1,549                150
Proceeds from sales of investment securities available for sale .................         --               2,382             10,032
Proceeds from calls of investment securities held to maturity ...................      2,170                  --                 --
Proceeds from maturities of investment securities available for sale,
      including principal payments ..............................................      1,524               3,660              2,729
Proceeds from maturities of investment securities held to maturity,
      including principal payments ..............................................      8,957               5,597             15,114
Purchases of investment securities available for sale ...........................     (2,745)            (10,484)           (10,484)
Purchases of investment securities held to maturity .............................    (10,669)            (17,315)           (20,931)
Purchases of premises and equipment .............................................       (739)               (737)              (125)
                                                                                    ---------           ---------          ---------
Net cash used in investing activities ...........................................    (21,424)            (17,887)            (6,840)
                                                                                    ---------           ---------          ---------
Financing activities
Deposits assumed in branch acquisition ..........................................         --              25,209                 --
(Decrease) increase in deposits .................................................     (3,052)             14,297              6,582
Increase (decrease) in short-term borrowings ....................................      3,661              (5,000)             5,000
Proceeds from issuance of long-term debt ........................................      1,500                  --                 --
Proceeds from issuance of common stock ..........................................         --                  --                226
Proceeds from issuance of preferred stock .......................................        200                  --                 --
Dividends paid ..................................................................       (140)               (111)                --
                                                                                    ---------           ---------          ---------
Net cash provided by financing activities .......................................      2,169              34,395             11,808
                                                                                    ---------           ---------          ---------
Net (decrease) increase in cash and cash equivalents ............................    (16,837)             16,286              5,891

Cash and cash equivalents at beginning of year ..................................     27,131              10,845              4,954
                                                                                    ---------           ---------          ---------
Cash and cash equivalents at end of year ........................................    $10,294             $27,131            $10,845
                                                                                    =========           =========          =========
Cash paid during the year:
Interest ........................................................................   $  2,719            $  1,768           $  1,442
Income taxes ....................................................................        991                 102                  5

Supplemental schedule for noncash investing activities:
Real estate acquired in settlement of loans .....................................        212                 307                 --
Transfers of investment securities held to maturity
       to (from) investment securities available for sale .......................     21,836              (6,437)             3,998

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1   Summary of significant accounting policies

The accounting and reporting policies of City National Bancshares Corporation (the "Corporation" or "CNBC") and its subsidiary City National Bank of New Jersey (the "Bank" or "CNB") conform with generally accepted accounting principles and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. The following is a summary of the more significant policies and practices.

Principles of consolidation

The financial statements include the accounts of CNBC and its wholly-owned subsidiary, CNB. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the presentation of the Statement of Cash Flows, Cash and cash equivalents includes Cash and due from banks and Federal funds sold and securities purchased under agreements to resell.

Investment securities held to maturity and investment securities available for sale

On January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

Investment securities are designated as held to maturity or available for sale at the time of acquisition. Securities that the Corporation has the intent and ability at the time of purchase to hold until maturity are designated as held to maturity. Investment securities held to maturity are stated at cost and adjusted for amortization of premiums to the earlier of maturity or call date and accretion of discount to maturity.

Securities to be held for indefinite periods of time but not intended to be held until maturity or on a long-term basis are classified as investment securities available for sale. Securities held for indefinite periods of time include securities that the Corporation intends to use as part of its interest sensitivity management strategy and that may be sold in response to changes in interest rates, resultant risk and other factors. Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred tax. Gains and losses realized from the sales of securities available for sale are determined using the specific identification method.

The Corporation holds in its investment portfolio mortgage-backed securities. Such securities are subject to changes in the prepayment rates of the underlying mortgages, which may affect both the yield and maturity of the securities.

Loans held for sale

Loans held for sale include residential mortgage loans originated with the intent to sell. Loans held for sale are carried at the lower of aggregate cost or fair value.

Loans

Loans are stated at the principal amounts outstanding, net of unearned discount and deferred loan fees. Interest income is accrued as earned, based upon the principal amounts outstanding. Loan origination fees and certain direct loan origination costs, as well as unearned discount, are deferred and recognized over the life of the loan revised for loan prepayments, as an adjustment to the loan's yield. Recognition of interest on the accrual method is generally discontinued when a loan contractually becomes 90 days or more past due or a reasonable doubt exists as to the collectibility of the loan, unless such loans are well-secured and in the process of collection. At the time a loan is placed on a nonaccrual status, previously accrued and uncollected interest is generally reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when factors indicating doubtful collectibility no longer exist.

The Bank originates mortgage loans for sale. Premiums received from purchasers on sales of conventional nonguaranteed one-to-four family mortgage loans are recorded as income when received.

Once the determination to sell a loan has been made, it is transferred to loans held for sale and carried at the lower of remaining principal balance or market value.

As of January 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and Statement No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure". These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loans's observable market price of the fair value of the collateral if the loan is collateral dependent.

The Corporation has defined the population of impaired loans to be all nonaccrual loans of $100,000 or more considered by management to be inadequately secured and subject to risk of loss. Impaired loans of $100,000 or more are individually assessed to determine that the loan's carrying value does not exceed the fair value of the underlying collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage and installment loans, are specifically excluded from the impaired loan portfolio. Where impaired loans are carried at the present value of expected future cash flows, any change in such value is included with the provision for possible loan losses. There have been no impaired loans recorded during 1995.

Reserve for possible loan losses

A substantial portion of the Bank's loans are secured by real estate in New Jersey particularly within the Newark area. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions.

The reserve for possible loan losses is maintained at a level determined adequate to provide for potential losses on loans. The reserve is increased by provisions charged to operations and recoveries of loans previously charged off and reduced by loan charge-offs. The reserve is based on management's evaluation of the loan portfolio considering current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit and collateral situations.

Management believes that the reserve for possible loan losses is adequate. While management uses available information to determine the adequacy of the reserve, future additions may be necessary based on changes in economic conditions or in subsequently occurring events unforeseen at the time of evaluation.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserve for possible loan losses. Such agencies may require the Bank to increase the reserve based on their judgment of information available to them at the time of their examination.

Bank premises and equipment

Premises and equipment are stated at cost less accumulated depreciation based upon estimated useful lives of 3 to 39 years, computed using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred, while major replacements and improvements are capitalized. The net asset values of assets retired or disposed of are removed from the asset accounts and any related gains or losses are included in operations.

Other real estate owned

Other real estate owned acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the reserve for possible loan losses.
Operating results of other real estate owned, including rental income and operating expenses, are included in "Other expenses".

Core deposit premiums

The premium paid for the acquisition of deposits in connection with the purchase of a branch office is amortized on an accelerated basis over the ten-year estimated useful life of the assumed deposit base.

Income taxes

Federal income taxes are based on currently reported income and expense after the elimination of income which is exempt from Federal income tax. Such timing differences include depreciation and the provision for possible loan losses.

The Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes" as of January 1, 1993. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The Corporation previously provided for income taxes under Accounting Principles Board Opinion No. 11, which provided for deferred income taxes on all significant items of income and expenses that are recognized in different periods for financial reporting and income tax purposes.

The cumulative effect of this change in the method of accounting for income taxes has been included in the 1993 consolidated statement of income.

Net income per share

Primary income per share is calculated by dividing net income by the weighted average number of shares outstanding. Shares issuable upon conversion of the subordinate debentures have been excluded from the computation of primary income per share as they are not considered to be common stock equivalents. On a fully diluted basis, both net income and shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures from the date of issue.

Reclassifications

Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements in order to conform with the 1995 presentation.

Note 2   Restrictions on cash and due from banks

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposits levels. These reserve balances averaged $857,000 in 1995 and $1,120,000 in 1994.

Note 3   Federal funds sold and securities purchased under agreements to resell

At December 31, 1995 and 1994, there were no securities purchased under agreements to resell, while the average balance during 1995 and 1994 was $0 and $4,779,000, respectively. The maximum balance at any month-end during 1994 was $15 million.

The aforementioned repurchase agreements were collateralized by U.S. Treasury securities held for the benefit of the Bank at the Federal Reserve Bank.

Note 4   Investment securities available for sale

The amortized cost and market values as of December 31 of investment securities available for sale were as follows:

                                  Gross      Gross
                   Amortized Unrealized Unrealized     Market
1995 In thousands       Cost      Gains     Losses      Value
===============================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies$14,670    $   276    $   165    $14,781
Other securities:
  Mortgage-backed     15,613         93        339     15,367
  Equity securities      461         -          -         461
---------------------------------------------------------------
Total                $30,744    $   369    $   504    $30,609
===============================================================

                                  Gross      Gross
                   Amortized Unrealized Unrealized     Market
1994 In thousands       Cost      Gains     Losses      Value
===============================================================
U.S. Treasury
  securities         $ 2,298     $   -       $  56    $ 2,242
Mortgage-backed
  securities           5,379         -         448      4,931
---------------------------------------------------------------
Total                $ 7,677     $   -       $ 504    $ 7,173
===============================================================

At December 31, 1995, the Corporation held structured notes with a total amortized cost of $4,459,000 and a related market value of $4,330,000, reflecting gross unrealized depreciation of $129,000. There were no structured notes in the available for sale portfolio at December 31, 1994. The Corporation also held structured notes in the held to maturity portfolio at December 31, 1995 and December 31, 1994.

The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 1995 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                         Amortized     Market
In thousands                                  Cost      Value
==============================================================
Due within one year:
  U.S. Treasury securities and obligations
    of U.S. Government agencies           $  4,288   $  4,281
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies              7,235      7,211
  Mortgage-backed securities                 7,219      7,209
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies              3,147      3,289
  Mortgage-backed securities                 8,394      8,158
--------------------------------------------------------------
Total                                      $30,283    $30,148
==============================================================

There were no sales of investment securities available for sale during 1995. During 1994, proceeds from the sale of investment securities available for sale were $2,382,000. Gross gains of $36,000 were realized on these sales.

All interest and dividends on investment securities available for sale were taxable in 1995, 1994 and 1993.

Investment securities available for sale having an amortized cost of $27,948,000 were pledged to secure public funds at December 31, 1995.

Note 5   Investment securities held to maturity

The book and market values as of December 31 of investment securities held to maturity were as follows:
                                    Gross      Gross
                           Book  Unrealized Unrealized    Market
1995 In thousands         Value      Gains     Losses      Value
=================================================================
U.S. Treasury securities
  and obligations of U.S.
  Government agencies   $12,124    $   184   $     79    $12,229
Obligations of state and
  political subdivisions  2,536         26         18      2,544
Other securities:
  Mortgage-backed         9,834         35        208      9,661
-----------------------------------------------------------------
Total                   $24,494    $   245    $   305   $ 24,434
==================================================================

At December 31, 1995, the Corporation held structured notes with a total amortized cost of $3,750,000 and a related market value of $3,673,000, reflecting gross unrealized depreciation of $72,000. Comparable amounts as of a year earlier were $11,019,000, $10,401,000 and $618,000, respectively.

                                     Gross      Gross
                           Book Unrealized Unrealized     Market
1994 In thousands          Value      Gains     Losses      Value
==================================================================
U.S. Treasury securities
  and obligations of U.S.
  Government agencies   $23,367     $   12     $  948    $22,431
Obligations of state and
  political subdivisions  2,216         -         193      2,023
Other securities:
  Mortgage-backed        20,725         -       1,331     19,394
  Other debt                200         -          -         200
  Other equity               70         -          -          70
------------------------------------------------------------------
Total                   $46,578     $   12    $ 2,472    $44,118
==================================================================

The book value and the market value of investment securities held to maturity presented below as of December 31, 1995 are distributed by contractual maturity, including mortgage-backed securities, which have shorter average lives as a result of prepayment assumptions.
                                              Book     Market
In thousands                                 Value      Value
===============================================================
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies           $  8,620   $  8,661
  Mortgage-backed securities                 6,969      6,978
  Obligations of states and political
    subdivisions                               558        568
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies              3,300      3,365
  Mortgage-backed securities                   904        890
  Obligations of states and political
    subdivisions                             1,978      1,976
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies                204        203
  Mortgage-backed securities                 1,961      1,793
---------------------------------------------------------------
Total                                      $24,494     $24,434
===============================================================

There  were no sales  of  securities  held to  maturity  in 1995 or 1994,  while
$2,170,000 of investment securities were called prior to maturity during 1995, resulting in gains of $10,000.

Interest and dividends on investment securities held to maturity was as follows:

In thousands                       1995       1994       1993
==============================================================
Taxable                         $ 2,594    $ 1,795    $ 1,642
Tax-exempt                          113         84          4
--------------------------------------------------------------
Total                           $ 2,707    $ 1,879    $ 1,646
==============================================================

Investment securities held to maturity having a book value of $16,758,000 were pledged to secure public funds at December 31, 1995.

Note 6   Loans

Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands                                  1995       1994
==============================================================
Commercial                                 $18,002    $13,079
Real estate                                 26,764     12,121
Installment                                    372        470
--------------------------------------------------------------
Total loans                                 45,138     26,670
Less: Unearned income                          399        107
--------------------------------------------------------------
Loans                                      $44,739    $25,563
==============================================================

Loans guaranteed by the Small Business Administration totalling $7,881,000 were pledged as collateral for future borrowings under a note issued to the U.S. Treasury Department at December 31, 1995. Such borrowings totalled $3,661,000 at December 31, 1995.

Nonperforming loans include loans which are contractually past due 90 days or more or on which interest income is still being accrued, renegotiated loans whose terms have been modified due to the borrower's financial difficulties and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                                  1995       1994
==============================================================
Nonaccrual loans                            $  839     $  312
Loans with interest or principal 90
  days or more past due and still accruing      31         29
--------------------------------------------------------------
Total nonperforming loans                   $  870     $  341
==============================================================

The effect of nonaccrual loans on income before taxes is presented below.

In thousands                       1995       1994       1993
==============================================================
Interest income foregone          $  52      $  68      $  94
Interest income received            (55)       (90)       (41)
--------------------------------------------------------------
                                  $  (3)     $ (22)     $  53
==============================================================

At December 31, 1995, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest.

A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risk and that adequate provisions for possible loan losses are provided for all known and inherent risk.

Note 7   Reserve for possible loan losses

Transactions in the reserve for possible loan losses are summarized as follows:

In thousands                       1995       1994       1993
==============================================================
Balance, January 1                $ 625      $ 700      $ 650
Provision (credit) for possible loan
  losses                            486     (1,464)       (23)
Recoveries of loans previously
  charged off                        98      1,549        150
--------------------------------------------------------------
                                  1,209        785        777
Less: Charge-offs                   559        160         77
--------------------------------------------------------------
Balance, December 31              $ 650      $ 625      $ 700
==============================================================

Included in 1994 is the $1,425,000 recovery of a loan previously charged off in 1989, along with the related effects on the provision (credit) for possible loan losses.

Note 8   Premises and equipment

A summary of premises and equipment at December 31 follows:

In thousands                                  1995       1994
--------------------------------------------------------------
Land                                        $  240     $  240
Premises                                       733        678
Furniture and equipment                      1,091        879
Building improvements                        1,341        892
--------------------------------------------------------------
Total cost                                   3,405      2,689
Less: Accumulated depreciation
  and amortization                           1,117        949
--------------------------------------------------------------
Net book value                              $2,288     $1,740
--------------------------------------------------------------

Depreciation  and  amortization   expense  charged  to  operations  amounted  to
$191,000, $120,000, and $90,000 in 1995, 1994, and 1993, respectively.

Note 9   Other assets

At December 31, 1994, other assets included a $1,305,000 deposit with the Resolution Trust Corporation representing a deposit on a residential mortgage loan portfolio that the Bank was negotiating to purchase. The deposit was applied when the loans were purchased in January, 1995.

Note 10  Deposits

Deposits at December 31 are presented below.

In thousands                                  1995       1994
==============================================================
Noninterest bearing
  Demand                                  $ 12,925   $ 16,448
  Savings                                      469        469
  Time                                      11,319     12,898
--------------------------------------------------------------
Total noninterest bearing deposits          24,713     29,815
--------------------------------------------------------------
Interest bearing
  Savings                                   36,550     39,146
  Time                                      39,626     34,980
--------------------------------------------------------------
Total interest bearing deposits             76,176     74,126
--------------------------------------------------------------
Total deposits                            $100,889   $103,941
==============================================================

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                  1995       1994
==============================================================
Three months or less                       $20,265    $15,647
Over three months but within six months      3,085      1,008
Over six months but within twelve months     2,557        450
Over twelve months                           5,760      9,340
--------------------------------------------------------------
Total deposits                             $31,627    $26,445
==============================================================

Interest expense on certificates of deposits of $100,000 or more was $895,000, $469,000 and $345,000 in 1995, 1994 and 1993, respectively.

Note 11   Short-term borrowings

Information regarding short-term borrowings at December 31 is presented below.

                                                      Average       Average    Maximum
                                      Interest Rate   Balance      Interest    Balance
                           December 31  December 31    During   Rate During     at any
Dollars in thousands           Balance      Balance  the Year      the Year  Month-end
=======================================================================================

1995
Federal funds purchased and securities
  sold under repurchase
  agreements                   $   -            -%    $   70         4.87%     $2,000
Demand note issued
  to the U.S. Treasury          3,661        5.37      2,710         5.61       7,541
---------------------------------------------------------------------------------------
Total                          $3,661        5.37%    $2,780         5.63%     $9,541
=======================================================================================
1994
Federal funds
  purchased                    $   -           -%     $    4        4.18%      $   -
Demand note issued
  to the U.S. Treasury             -           -       4,302        4.16        5,000
---------------------------------------------------------------------------------------
Total                          $   -           -      $4,306        4.16%      $5,000
=======================================================================================

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $6,071,000, along with loans guaranteed by the Small Business Administration totalling $7,881,000.

Note 12  Long-term debt

In thousands                                  1995       1994
==============================================================
5.25% capital note, due December 28, 2005   $1,500    $     -
8.00% mandatory convertible debentures,
  due July 1, 2003                             249        249
--------------------------------------------------------------
Total                                       $1,749      $ 249
==============================================================

Interest is payable semiannually on January 15 and July 15 on the convertible debentures. The debentures convert into CNBC common stock upon maturity and are convertible by the holder at any time on or before the maturity, unless previously redeemed by the Corporation into CNBC common stock at a conversion price of $18.00 per share, subject to adjustment upon the occurrence of certain events, including, among other things, the issuance of common stock as a per share price of less than $18 or the issuance of rights or options to purchase shares of common stock at a price of less than $18 per share.

The debentures are subordinate to all other indebtedness of the Corporation except for indebtedness which by its terms is equal and not senior in right of payment to the debentures. The debentures become immediately payable upon the bankruptcy, insolvency or receivership of the Corporation. In the event of default as to principal or interest, the Corporation is required upon the request of the holder, to pay the unpaid principal balance along with any accrued interest by issuing an amount of common stock at the conversion price in exchange for the indebtedness, subject to the holder owning not more than 9.9% of the total number of common shares outstanding when added to the shares already held by the holder. The unpaid balance of principal, if any, after conversion upon maturity, or an interest payment default is then payable in cash upon maturity of the debenture and prior to maturity would continue to accrue interest at an annual rate of 8% payable semiannually.

On December 29, 1995, the Corporation issued a $1.5 million capital note to a subsidiary of a major insurance company, due December 28, 2005. Interest is payable semiannually on June 30 and December 31, with principal payments commencing semiannually in June, 2001.

The note agreement includes restrictive covenants including the creation of liens on Bank assets, the sale of such assets and certain limitations on investments and dividend payments and requires the maintenance of certain capital levels and earning performance, asset quality and reserve for possible loan loss ratios.

Under the most restrictive covenant, $923,000 was available for the payment of dividends at December 31, 1995.

Note 13  Other operating income and expenses

The following table presents the major items of other operating income and expenses:
In thousands                       1995       1994       1993
==============================================================
Other operating income
Income from loans purchased from
  Resolution Trust Corporation prior
  to loan closing                 $ 198      $ 339   $     -
Unrecorded interest income collected
  on loans charged off in 1989       -         175         -
Service fee income                  162        158         42
Other operating expenses
Professional fees                   181        234        277
FDIC deposit insurance              168        201        161
Stationery and supplies expense     115        147         87
Data processing                     115        103         75
==============================================================

Income from loans purchased from the Resolution Trust Corporation ("RTC") represents income earned from $1.3 million of funds which were committed to loans acquired from the RTC in January 1995 in connection with a branch acquisition, as well as interest on the difference between the amount of loans committed and the aforementioned $1.3 million. This income was recorded because of the RTC's agreement to compensate the Bank on the entire loan commitment balance, whether or not the loans were purchased. The amounts were recorded as other operating income because there were no earning assets for which to record interest income.

                                       29
Note 14  Income taxes

The components of income tax expense are as follows:
In thousands                       1995       1994       1993
==============================================================
Current
Federal                           $ 571      $ 413      $  55
State                               103          7          1
--------------------------------------------------------------
Total current income tax expense    674        420         56
--------------------------------------------------------------
Deferred
Federal                            (172)       407        148
State                               (31)       171        (36)
--------------------------------------------------------------
Total deferred income tax expense  (203)       578        112
--------------------------------------------------------------
Total income tax expense            471        998        168
Deferred tax benefit on unrealized
  loss on investment securities
  available for sale                105        390         -
--------------------------------------------------------------
                                  $ 366      $ 608      $ 168
==============================================================

A reconciliation between income tax expense and the total expected federal income tax is computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                       1995       1994       1993
==============================================================
Federal income tax at statutory
  rate                            $ 433      $ 925      $ 320
Increase (decrease) in income tax
  expense resulting from:
  State income taxes, net of federal
    benefit                          48        118        (23)
  Tax-exempt income                 (34)       (26)        (1)
  Life insurance                     (7)        -          -
  Decrease in federal valuation
    allowance                        (1)        -         (97)
  Other, net                         32        (19)       (31)
---------------------------------------------------------------
Total income tax expense          $ 471      $ 998      $ 168
===============================================================

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                  1995       1994
===============================================================
Deferred tax assets
Unrealized loss on investment securities
  available for sale                         $  55      $ 390
State net operating loss carryforward           -          13
Reserve for possible loan losses                -          -
Other                                           40         26
---------------------------------------------------------------
Total deferred tax assets                       95        429
Less: Valuation allowance                        7          8
---------------------------------------------------------------
Deferred tax asset                              88        421
---------------------------------------------------------------
Deferred tax liabilities
Reserve for possible loan losses               343        537
Premises and equipment                          14         20
Investment securities held to maturity           3          4
--------------------------------------------------------------
Deferred tax liability                         360        561
--------------------------------------------------------------
Net deferred tax (liability) asset           $(272)     $(140)
==============================================================

The net deferred liability represents the anticipated federal and state tax liability to be incurred in future years upon the utilization of the underlying tax attributes comprising this balance. Management believes, based on current estimates of future taxable earnings, that more likely than not there will be sufficient taxable income in future years to realize the deferred tax asset.

The valuation allowance amounted to $74,000 at December 31, 1993 and $8,000 at December 31, 1994 and 1995, decreasing by $1,000 and $66,000 in 1995 and 1994, respectively.

The valuation allowance at December 31, 1995 is attributable to the state tax benefit of deductible timing differences.

Note 15  Employee benefit plans

In 1994, the Corporation established an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Corporation provides matching contributions of 25% of the first 4% of basic participant contribution along with a 1% discretionary contribution, subject to a vesting schedule. Contributions to the plan amounted to $36,000 in 1995 and $33,000 in 1994.

The aforementioned plan replaced a noncontributory retirement plan which was terminated in 1994. Proceeds from the termination were rolled over into the employee savings plan.

The Corporation awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 1995, 1994 and 1993 amounted to $119,000, $120,000 and $70,000, respectively.

Note 16  Preferred stock

On December 28, 1995 the Corporation issued $200,000 of 6% noncumulative perpetual preferred stock. Dividends are payable annually on February 28.

Note 17  Restrictions on subsidiary bank dividends

Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time.

Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to CNBC, CNB's sole stockholder. Prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years.

Under this limitation, the Bank could declare dividends in 1996 without prior OCC approval of up to $2,453,000 plus the Bank's net profit up to the date of the declaration, subject to the restrictive covenants under long-term debt agreements included in Note 12.

Note 18  Net income per share

The following table summarizes the computation of net income per share.

In thousands, except per share data  1995       1994       1993
================================================================
Net income
Net income applicable to
  primary common shares            $  802     $1,724     $  980
Interest expense on convertible
  subordinated debentures,
  net of income taxes                  13         13         13
----------------------------------------------------------------
Net income applicable to fully diluted
  common shares                    $  815     $1,737     $  993
================================================================
Number of average shares
Primary                           111,141    111,141     98,267
----------------------------------------------------------------
Fully diluted:
  Average common shares
    outstanding                   111,141    111,141     98,267
  Average convertible subordinate
     debentures converted to
     common shares                 13,850     13,850     13,850
----------------------------------------------------------------
                                  124,991    124,991    112,117
================================================================
Net income per share
Income before cumulative effect of
  accounting change and
  extraordinary item
  Primary                          $ 7.22     $15.51     $ 7.88
  Fully diluted                      6.53      13.90       7.03
Cumulative effect of accounting change
  Primary                              -          -        2.09
  Fully diluted                        -          -        1.83
Net income
  Primary                            7.22      15.51       9.97
  Fully diluted                      6.53      13.90       8.86
================================================================

Note 19       Related party transactions

Various directors and executive officers of the Corporation and its subsidiary, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 1995 and 1994. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features. Total loans to the aforementioned individuals and organizations amounted to $366,000 and $191,000 at December 31, 1995 and 1994, respectively. The highest amount of such indebtedness during 1995 and 1994 amounted to $375,000 and $191,000, respectively. During 1995, $191,000 of new loans were made.

Note 20  Fair value of financial instruments

The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.

Because no quoted market price exists for a significant portion of the Corporation's financial instruments, the fair values of such financial instruments are derived based on the amount and timing of future cash flows, estimated discount rates, as well as management's best judgment with respect to current economic conditions. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision.

The fair value information provided is indicative of the estimated fair values of those financial instruments and should not be interpreted as an estimate of the fair market value of the Corporation taken as a whole. The disclosures do not address the value of recognized and unrecognized nonfinancial assets and liabilities or the value of future anticipated business. In addition, tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 1995, the date on which the Corporation adopted the provision of Statement of Financial Accounting Standards No. 107 .

Cash and short-term investments

These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.

Investment securities

Investment securities available for sale are reported at their fair values based on quoted market prices. The fair values of investment securities held to maturity were also based upon quoted market prices.

Loans

Fair values were estimated for performing loans by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loans. Fair value for significant nonperforming loans was based on recent external appraisals of collateral securing such loans. If such appraisals were not available, estimated cash flows were discounted employing a rate incorporating the risk associated with such cash flows.

Deposit liabilities

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 1995 and 1994. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

Long-term debt

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

Commitments to extend credit and letters of credit

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 1995.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1995:
                                           Carrying       Fair
In thousands                                  Value      Value
===============================================================
Financial assets:
Cash and short-term investments            $10,615    $10,615
Investment securities available for sale    30,609     30,609
Investment securities held to maturity      24,495     24,434
Loans                                       44,644     43,064

Financial liabilities:
Deposits                                  $100,889   $ 99,570
Short-term borrowings                        3,661      3,661
Long-term debt                               1,749      1,107
===============================================================

Note 21  Commitments and contingencies

In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

Note 22  Financial instruments with off-balance sheet risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, commitments to extend standby letters of credit, and could involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis, and the amount of collateral or other security obtained is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing arrangements and extend for up to one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Accordingly, collateral is generally required to support the commitment.

At December  31,1995  the Bank had  mortgage  commitments  of  $702,500,  unused
corporate   lines  of  credit  of  $11,600,000  and  $1,650,000  of  other  loan commitments.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

Note 23  Parent company information
Condensed financial statements of the parent company only are presented below.

Condensed Balance Sheet
                                                 December 31,
==============================================================
In thousands                                  1995       1994
==============================================================
Assets
Cash and cash equivalents                   $    4     $    4
Investment in subsidiary                     8,143      5,833
Due from subsidiary                            249        249
Other assets                                    11         10
--------------------------------------------------------------
Total assets                                $8,655     $5,847
==============================================================
Liabilities and stockholders' equity
Other liabilities                           $   10     $   10
Long-term debt                               1,749        249
--------------------------------------------------------------
Total liabilities                            1,759        259
Stockholders' equity                         6,896      5,588
--------------------------------------------------------------
Total liabilities and stockholders' equity  $8,655     $5,847
==============================================================

Condensed Statement of Income
                                       Year Ended December 31,
==============================================================
In thousands                       1995       1994       1993
==============================================================
Income
Dividends from subsidiary        $  141     $  112    $    -
Interest from subsidiary             20         20         20
--------------------------------------------------------------
Total income                        161        132         20
--------------------------------------------------------------
Expenses
Interest expense                     20         20         20
--------------------------------------------------------------
Total expense                        20         20         20
--------------------------------------------------------------
Income before equity in undistributed
  net income of subsidiary          141        112         -
Equity in undistributed income
  of subsidiary                     661      1,612        980
--------------------------------------------------------------
Net income                       $  802    $ 1,724     $  980
==============================================================

Condensed Statement of Cash Flows
                                       Year Ended December 31,
=================================================================
In thousands                          1995       1994       1993
=================================================================
Operating activities
Net income                          $  802     $1,724      $ 980
Adjustments to reconcile net income
  to cash from (used in) operating activities:
    Equity in undistributed net income
      of subsidiary                   (661)    (1,612)      (980)
    Increase in other assets            (1)        -          (8)
    Increase in other liabilities       -          -           8
-----------------------------------------------------------------
Net cash from operating activities     140        112         -
-----------------------------------------------------------------
Investing activities
Capital contribution to subsidiary  (1,700)        -        (226)
------------------------------------------------------------------
Net cash applied to investing
  activities                        (1,700)        -        (226)
------------------------------------------------------------------
Financing activities
Proceeds from issuance of
  long-term debt                     1,500         -          -
Proceeds from issuance of common stock  -          -         226
Proceeds from issuance of preferred
  stock                                200         -          -
Dividends paid                        (140)      (111)        -
-----------------------------------------------------------------
Net cash from (applied to) financing
  activities                         1,560       (111)       226
-----------------------------------------------------------------
Increase in cash and cash equivalents   -           1         -
Cash and cash equivalents at
  beginning of year                      4          3          3
-----------------------------------------------------------------
Cash and cash equivalents at
  end of year                        $   4      $   4      $   3
=================================================================

Note 24  Summary of quarterly financial information (unaudited)

                                        1995
------------------------------------------------------------------
Dollars in thousands,      First     Second      Third     Fourth
  except per share data   Quarter   Quarter    Quarter    Quarter
==================================================================
Interest income          $1,736     $1,850     $1,911     $1,973
Interest expense            673        681        728        747
------------------------------------------------------------------
Net interest income       1,063      1,169      1,183      1,226
Provision (credit) for
  possible loan losses      122         (3)        32        335
Net gains (losses) on sales of
  investment securities      (1)        -          (1)        12
Other operating income      513        321        250        281
Other operating expenses    981      1,071      1,133      1,060
------------------------------------------------------------------
Income before income
  tax expense               473        422        267        112
Income tax expense          175        156         90         50
------------------------------------------------------------------
Net income                $ 298      $ 266      $ 177     $   62
==================================================================
Net income per share
  (primary)               $2.68      $2.39      $1.59     $  .56
==================================================================
Net income per share
  (fully diluted)         $2.41      $2.13      $1.42     $  .57
==================================================================

                                         1994
------------------------------------------------------------------
Dollars in thousands,      First     Second      Third     Fourth
  except per share data   Quarter   Quarter    Quarter    Quarter
==================================================================
Interest income          $1,072     $1,403     $1,562     $1,559
Interest expense            343        487        548        690
------------------------------------------------------------------
Net interest income         729        916      1,014        869
Provision (credit) for
  possible loan losses   (1,463)         5          5        (11)
Net gains (losses) on sales of
  investment securities      36         -          -          -
Other operating income      438        235        162        540
Other operating expenses    770        859        948      1,068
------------------------------------------------------------------
Income before income
  taxes                   1,860        287        223        352
Income tax expense          545         88         90        275
------------------------------------------------------------------
Net income               $1,315    $   199    $   133    $    77
==================================================================
Net income per share
  (primary)              $11.83     $ 1.79     $ 1.20     $  .69
==================================================================
Net income per share
  (fully diluted)        $10.54     $ 1.39    $   .79     $  .29
==================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There were no changes in or disagreements with accounts during 1994.

Part III

Item 10.      Directors and Executive Officers of the Registrant
The information required is incorporated herein by by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 1995.

Item 11.      Executive Compensation
The information required is incorporated herein by by reference to the material responsive to such item in the Corporation's Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
The information required is incorporated herein by by reference to the material responsive to such item in the Corporation's Proxy Statement.

Item 13.      Certain Relationships and Related Transactions
The information required is incorporated herein by by reference to the material responsive to such item in the Corporation's Proxy Statement.

Part IV

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following exhibits are incorporated herein by reference or are annexed to this Annual Report:

(a) The required financial statements and the related independent auditor's report are included in Item 8.

(b)      The required exhibits are included as follows:

         (3)(a) The Corporation's restated articles of incorporation are incorporated herein by reference to exhibit (3)(d) of the Corporation's Current Report on Form 8-K dated July 28, 1992.
         (3)(b) Amendments to the Corporation's article of incorporation relating to the Corporation's Non-cumulative Perpetual Preferred Stock Series A.
         (3)(c) Amendments to the Corporation's article of incorporation relating to the Corporation's Non-cumulative Perpetual Preferred Stock Series B.
         (3)(d) The amended by-laws of the Corporation are incorporated herein by reference to exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.
         (4)(a) The debenture agreements between the Corporation and its noteholders are incorporated herein by reference to exhibit
                  (4)(a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.
         (4)(b) Note Agreement dated December 28, 1995 by and between the Corporation and the Prudential Foundation.
         (10)(a) The Employees' Profit Sharing Plan of City National Bank of New Jersey is incorporated herein by reference to Exhibit (10) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.
         (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau is incorporated herein by reference to Exhibit (10)(b) of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993.
         (10)(c) Limited Branch Purchase and Assumption Agreement dated May 6, 1994 by and between the RTC and City National Bank of New Jersey
         (10)(d) Lease and Option Agreement dated May 6, 1994 by and between the RTC and City National Bank of New Jersey
         (10)(e) Minority Call Option Agreement dated May 6, 1994 by and between the RTC and City National Bank of New Jersey
         (10)(f) Indemnity Agreement dated May 6, 1994 by and between the RTC and City National Bank of New Jersey (10)(g) The Order to Cease and Desist issued by the Office of the Comptroller of the Currency, dated May 23,
                  1989, with Stipulation and Consent to Issuance of an Order to Cease and Desist is incorporated herein by reference to Exhibit (28)(a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.
         (10)(h) The Capital Plan of City National Bank of New Jersey, dated May 14, 1991, is incorporated herein by reference to Exhibit
                  (28)(b) of the Corporation's Current Report on Form 8-K dated May 6, 1991.
         (10)(i) The Amended and Restated Capital Plan, dated April 14, 1992 is incorporated herein by reference to Exhibit (28)(c) of the Corporation's Current Report on Form 8-K dated July 1, 1992.
         (10)(j) The Consent Order issued by the Office of the Comptroller of the Currency, dated January 21, 1992 is incorporated herein by reference to Exhibit (28)(i) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.
         (10(k) Purchase and Assumption Agreement dated August 18, 1995 by and between City National Bank of New Jersey and NatWest Bank N.A.
         (11) Statement regarding computation of per share earnings. The required information is included on page 24.
         (12) Ratios have been computed using the average daily balances of the respective asset, liability and stockholders' equity accounts.
         (13) Annual Report to security holders for the fiscal year ended December 31, 1995.
         (21) Subsidiaries of the registrant. The required information is included on page 3.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

By:        /s/ Louis E. Prezeau              By: /s/ Edward R. Wright
           Louis E. Prezeau                  Edward R. Wright
           President and Chief               Chief Financial Officer
           Executive Officer                 and Principal Accounting Officer)

Date:      March 30, 1996                    Date:      March 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Louis E. Prezeau his true and lawful attorney in fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange
Commission granting unto said attorney in fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could in person, hereby ratifying and confirming all that said attorney in fact and agent, may lawfully do or cause to be done by virtue hereof.

Signature                    Title                                Date


/s/ Douglas E. Anderson      Director                             March 21, 1996
Douglas E. Anderson          Chairperson of the Board


/s/ Barbara Bell             Director,                            March 21, 1996
Barbara Bell


/s/ Leon Ewing               Director                             March 21, 1996
Leon Ewing


/s/ Eugene Giscombe          Director                             March 21, 1996
Eugene Giscombe


/s/ Norman Jeffries          Director                             March 21, 1996
Norman Jeffries


/s/ Louis E. Prezeau         Director,                            March 21, 1995
Louis E. Prezeau             President and Chief
                             Executive Officer

/s/ Lemar C. Whigham         Director                             March 21, 1995
Lemar C. Whigham