Form 10-Q
period 1996-03-31
CITY NATIONAL BANCSHARES CORP
filed 1996-05-15
CIK 714980

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

The aggregate market value of voting stock held by non affiliates of the Registrant as of May 15, 1996 was approximately $1,402,180.

There were 114,141 shares of common stock outstanding at May 15, 1996.

================================================================================

Index                                                                       Page

Part I.  Financial Information

Item 1.  Financial statements

         Consolidated Balance Sheet as of March 31, 1996 and
         December 31, 1995.....................................................3

         Consolidated Statement of Income for the Three Months
         Ended March 31, 1996 and 1995.........................................4

         Consolidated Statement of Changes in Stockholders' Equity for
         the Three Months Ended March 31, 1996 and 1995........................5

         Consolidated Statement of Cash Flows for the Three Months
         Ended March 31, 1996 and 1995.........................................6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Part II. Other Information....................................................12

Signatures....................................................................13

Item 6.  Exhibits and reports on Form 8-K.....................................14

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheet
                                                        March 31,   December 31,
Dollars in thousands, except per share data                1996          1995
                                                          ========      ========

Assets

Cash and due from banks ............................      $  2,442      $  3,344
Federal funds sold .................................         8,900         6,950
Interest bearing deposits with banks ...............           128           321
Investment securities available for sale ...........        30,920        30,609
Investment securities held to maturity
  (Market value of $29,738 at March 31,
  1996 and $24,434 at December 31,1995) ............        29,967        24,494
Loans held for sale ................................           388           555
Loans ..............................................        50,735        44,739
Less: Reserve for possible loan losses .............           675           650
                                                          --------      --------
Net loans ..........................................        50,060        44,089
                                                          --------      --------

Premises and equipment .............................         3,046         2,288
Accrued interest receivable ........................           910           955
Other real estate owned ............................           212           212
Other assets .......................................           417           593
                                                          --------      --------

Total assets .......................................      $127,390      $114,410
                                                          ========      ========

Liabilities and Stockholders' Equity

Deposits:
       Demand ......................................      $ 13,771      $ 12,925
       Savings .....................................        42,978        37,019
       Time ........................................        56,019        50,945
                                                           -------      --------
Total deposits .....................................       112,768       100,889
Short-term borrowings ..............................         3,527         3,661
Accrued expenses and other liabilities .............         1,626         1,215
Long-term debt .....................................         1,749         1,749
                                                           -------      --------

Total liabilities ..................................       119,670       107,514

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value: Authorized
    100,000 shares, 128 shares  issued and
    outstanding ....................................           727           200
  Cmmon stock, par value $10: Authorized
    400,000 shares; issued 114,980 shares
    in 1996 and 111,980 shares in 1995,
    outstanding 114,141 shares in 1996
    and 111,141 shares in 1995 .....................         1,150         1,120
    Surplus ........................................           901           886
    Retained earnings ..............................         5,126         4,856
     Less:
       Net unrealized loss on investment
         securities available for sale .............           159           141
       Treasury stock, at cost - 839 shares ........            25            25
                                                           -------      --------

Total stockholders' equity .........................         7,720         6,896
                                                           -------      --------

Total liabilities and stockholders' equity .........      $127,390      $114,410
                                                          ========      ========

See accompanying notes to consolidated financial statements

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Income
                                                    Three months ended March 31,
Dollars in thousands, except per share data ..............       1996       1995
                                                             ========   ========


Interest income
Interest and fees on loans ................................  $  1,045   $    751
Interest on Federal funds sold and securities
        purchased under agreements to resell ..............       158        156
Interest on other short term investments
Interest on deposits with banks ...........................         2          1
Interest and dividends on investment securities:
        Taxable ...........................................       983        802
        Tax-exempt ........................................        29         26
                                                             --------   --------
Total interest income .....................................     2,217      1,736
                                                             --------   --------
Interest expense
Interest on deposits ......................................       725        619
Interest on short-term borrowings .........................        37         49
Interest on long-term debt ................................        25          5
                                                             --------   --------
Total interest expense ....................................       787        673
                                                             --------   --------
Net interest income .......................................     1,270      1,063
Provision for possible loan losses ........................        10        122
                                                             --------   --------
Net interest income after provision
         for possible loan losses .........................     1,260        941
                                                             --------   --------
Other operating income
Service charges on deposit accounts .......................       143        148
Other income ..............................................       169        365
Net gain on sales of investment securities ................        10         --
                                                             --------   --------
Total other operating income ..............................       322        513
                                                             --------   --------
Other operating expenses
Salaries and other employee benefits ......................       661        589
Occupancy expense .........................................        64         16
Equipment expense .........................................        73         49
Other expenses ............................................       366        327
                                                             --------   --------
Total other operating expenses ............................     1,164        981
                                                             --------   --------

Income before income tax expense ..........................       418        473
Income tax expense ........................................       146        175
                                                             --------   --------
Net income ................................................  $    272   $    298
                                                             ========   ========
Net income per share

Primary ...................................................  $   2.37   $   2.65
Fully diluted .............................................      2.10       2.36
                                                             ========   ========

Primary average shares outstanding ........................   113,501    111,141
Fully diluted average shares outstanding ..................   127,351    124,991
                                                             ========   ========
See accompanying notes to consolidated financial statements

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARY

Consolidated Statement of Changes
in Stockholders' Equity

                                                                                                   Net Unrealized
                                                                                                   Loss on Invest-
                                                                                                   ment Securities
                                                       Common                Preferred   Retained    Available      Treasury
Dollars in thousands, except per share data             Stock      Surplus      Stock    Earnings    For Sale        Stock    Total
                                                       =======     =======    =======     =======     =======      =======   =======

Balance, December 31, 1994 ........................    $ 1,120    $   886         --      $ 4,194     $  (587)    $   (25)  $ 5,588
Net income ........................................         --         --         --          298          --          --       298
Net unrealized loss on investment
  securities available for sale ...................         --         --         --           --         104          --       104

Dividends paid on common stock ....................         --         --         --         (139)         --          --      (139)
                                                        -------    -------    -------      -------     -------     -------   -------
Balance, March 31, 1995 ...........................    $ 1,120    $   886         --      $ 4,353     $  (483)    $   (25)  $ 5,851
                                                        =======    =======    =======      =======     =======     =======   =======

Balance, December 31, 1995 ........................    $ 1,120    $   886    $   200      $ 4,856     $  (141)    $   (25)  $ 6,896
Net income ........................................         --         --         --          272          --          --       272
Proceeds from issuance of stock ...................         30         15        527           --          --          --       572
Change in net unrealized loss on
  investment securities available for sale ........         --         --         --           --         (18)         --       (18)
Dividends paid on preferred stock .................         --         --         --           (2)         --          --        (2)
                                                        -------    -------    -------      -------     -------     -------   -------
Balance, March 31, 1996 ...........................    $ 1,150    $   901    $   727      $ 5,126     $  (159)    $   (25)  $ 7,720
                                                        =======    =======    =======      =======     =======     =======   =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows

                                                    Three Months Ended March 31,
In thousands                                                  1996         1995
                                                              ====         ====
Operating activities
Net income ...........................................    $    272     $    298
Adjustments to reconcile net income to
  net cash from operating activities:
  Depreciation and amortization ......................          64           30
  Provision for possible loan losses .................          10          122
  Amortization of premium, net of discount
    accretion on investment securities ...............          12           25
  Net gains on calls of investment
    securities held to maturity ......................         (10)          --
  Gains and commissions on loans held for sale .......         (14)         (28)
Decrease in accrued interest receivable ..............          45          285
Deferred income tax expense (benefit) ................          50          (51)
Decrease in other assets .............................         176        1,158
Increase in accrued expenses and other
  liabilities ........................................         396          191
                                                          --------      --------

Net cash provided by operating activities ............       1,001        2,030
                                                          --------     --------
Investing activities
Loans originated for sale ............................      (1,251)        (942)
Proceeds from sales of loans held for sale ...........       1,432        1,155
(Increase) decrease in loans .........................      (1,964)         263
Purchase of loans in connection with
  branch acquisitions ................................      (4,035)     (11,479)
Decrease (increase) in interest bearing
  deposits with banks ................................         193          (93)
Proceeds from maturities of investment
  securities available for sale, including
  principal payments and calls .......................       1,684           95
Proceeds from maturities of investment
  securities held to maturity, including
  principal payments and calls .......................       3,335          570
Purchases of investment securities available
  for sale ...........................................      (2,028)        (975)
Purchases of investment securities held to
  maturity ...........................................      (8,812)      (5,420)
Purchases of premises and equipment ..................        (822)        (217)
                                                          --------     --------

Net cash used in investing activities ................     (12,268)     (17,043)
                                                          --------     --------
Financing activities
Deposits assumed in branch acquisition ...............       7,661           --
Increase (decrease) in deposits ......................       4,218       (3,094)
(Decrease) increase in short-term borrowings .........        (134)       2,161
Proceeds from issuance of common stock ...............          45           --
Proceeds from issuance of preferred stock ............         527           --
Dividends paid .......................................          (2)        (137)
                                                          --------     --------
Net cash provided (used) by financing
  activities .........................................      12,315       (1,070)
                                                          --------     --------
Net increase (decrease) in cash and
  cash equivalents ...................................       1,048      (16,083)

Cash and cash equivalents at beginning of period .....      10,294       27,131
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $ 11,342     $ 11,048
                                                          ========     ========
Cash paid during the year:
Interest .............................................    $    731     $    611
Income taxes .........................................         (57)         375

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

2.   Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

3.  Reclassifications

Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1995 presentation.

Management's Discussion and Analysis of Results of Operations and Financial Condition

General

On March 8, 1996 City National Bank acquired a branch office, assuming deposits totalling $7.6 million in exchange for $500,000 of CNBC preferred stock. The branch was acquired for fair market value and continues a trend established in 1994 of selectively expanding into urban areas where CNB believes it may provide a need for its unique personalized type of service.

Results of operations

Net income for the first quarter of 1996 decreased 15.4% to $272,000 , compared to $298,000 for the similar 1995 quarter. Returns on average stockholders equity and average assets were 14.76% and .89% for the 1996 first quarter and 20.82% and 1.08% for the corresponding 1995 quarter. Related earnings per share on a fully diluted basis fell to $2.10 from $2.36. The lower earnings resulted primarily from $198,000 of proceeds received from the Resolution Trust Corporation ("RTC") in February, 1995 representing earnings on funds allocated to purchase loans from the RTC, offset in part by a special addition of $115,000 to the provision for possible loan losses.

Net interest income

Net interest income rose 14.5%, from $1,063,000 in the first quarter of 1995 to $1,270,000 in the first quarter of 1996, as the net interest margin on a tax equivalent basis increased from 4.28% to 4.42%. A higher level of earning assets was the primary reason for the increase. Average interest earning assets in the first quarter of 1996 rose to $116.5 million from $102 million in 1995. $13.6 million of this growth occurred within the loan portfolio. Although internal loan growth was relatively flat, the increased occurred primarily due to the acquisition in February, 1995 of $11.5 million in residential mortgages from the RTC in connection with the acquisition of a branch of a failed saving and loan association in May, 1994.

At March 31, 1996 loans totalled $51.1 million compared to $44.7 million a year earlier, due to the purchase of $4 million in residential mortgage loans in conjunction with the February, 1996 branch acquisition.

Average investments remained relatively unchanged during the first quarter of 1996 compared to a year earlier, while the investment portfolio increased from $55 million at March 31, 1995 to $60.9 million at March 31, 1996. This growth occurred primarily in US. Government agency securities , as the Bank purchased $8.7 million of medium-term callable fixed rate agency securities with various call dates ranging from one to three years, to mitigate the risk of reinvesting at possibly lower rates in the event rates decrease and the bonds are called.

Deposits averaged $113.9 million for the first half of 1996 compared to $99.1 million for the 1995 first quarter, an increase of 14.9%. Most of the deposit growth occurred due to higher levels of municipal Super now and time deposits.

At March 31, 1996 deposits totalled $112.8 million compared to $100.9 million a year earlier with increases occurring in all deposit categories, due to the aforementioned March, 1996 branch acquisition, as well as the higher municipal deposit levels.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                                                    Three Months
                                                                 Ended March 31,

(Dollars in thousands) ...........................................   1996   1995
                                                                     ----   ----
Balance at beginning of period ...................................   $650   $625
Provision (credit) for possible loan losses ......................     10    122
Recoveries of previous charge-offs ...............................     18     14
                                                                     ----   ----
                                                                      678    761

Less:  Charge-offs ...............................................      3     11
                                                                     ----   ----
Balance at end of period .........................................   $675   $750
                                                                     ====   ====

The higher provision in the first quarter of 1995 resulted from a $115,000 special provision to establish a 1% reserve of the balance of the loan portfolio acquired from the RTC.

Management believes that the reserve for possible loan losses is adequate based on an ongoing evaluation of the loan portfolio. This evaluation includes consideration of past loan loss experience, the level and composition of non performing loans, collateral adequacy, and general economic conditions, including the effect of such conditions on particular industries.

While management uses available information to determine the adequacy of the reserve, future additions may be necessary based on changes in economic conditions or in subsequently occurring events unforeseen at the time of evaluation.

                                               March 31,  December 31, March 31,
(Dollars in thousands)                            1996       1995        1995
                                              ----------------------------------
Reserve for possible loan losses
   as a percentage of:
   Total loans ...............................     1.32%      1.45%       2.04%
   Total nonperforming loans .................    94.27      74.71      109.33
   Total nonperforming assets
     (nonperforming loans and (OREO) .........    72.73      60.07       75.53
   Net charge-offs as a percentage of
     average loans ...........................      .02       1.43         .02

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Nonaccrual loans include loans where principal or interest payment are 90 days or more past due. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of non performing loans past due 90 days or more and accruing.

                                                 March 31, December 31 March 31,
(Dollars in thousands) ...........................   1996      1995      1995
                                                     ----      ----      ----
Nonaccrual loans
   Commercial ....................................   $ 65      $ 68      $ 20
   Installment ...................................      2         2         3
   Real estate ...................................    638       800       408
                                                     ----      ----      ----
Total ............................................    705       839       431
                                                     ----      ----      ----
Loans past due 90 days
   or more and accruing
   Commercial ....................................     --         1        88
   Installment ...................................     --        --        --
   Real estate ...................................     11        30       167
                                                     ----      ----      ----
Total ............................................     11        31       255
                                                     ----      ----      ----
Total nonperforming loans ........................   $716      $870      $686
                                                     ====      ====      ====

Nonperforming assets are generally well secured by real estate and small commercial buildings. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

The reduction in nonaccrual loans during the first quarter resulted from the favorable resolution of two real estate loans.

Other operating income

Other operating income, including the results of investment securities transactions, decreased 37.2%, from $513,000 in the first quarter of 1995 to $322,000 in the first quarter of 1996, primarily as a result of the aforementioned $198,000 received from the RTC in 1995.

Other operating expenses

Other operating expenses rose 18.7% in the 1996 first quarter to $1.2 million from $981,000 in the 1995 first quarter, with higher expenses incurred in virtually all areas. Salaries and other employee benefits rose 12.1% due to merit increases, additional staffing costs incurred in connection with the branch acquisition and higher employee benefit costs.

Occupancy and equipment expenses increased 110.8% in the 1996 first quarter from a year earlier due to primarily higher depreciation resulting from the completed renovations of the administrative offices.

Other operating expenses were up 11.9% due to higher marketing costs, offset in part by lower deposit insurance expense.

Income tax expense

Income tax expense decreased from $175,000 in the first quarter of 1995 to $146,000 in the 1996 first quarter reflecting the generally lower earnings level, while income tax expense as a percentage of pretax income decreased from 37% to 34.9% as a result of lower levels of income subject to state income tax.

Short-term interest earning assets

Short-term interest assets averaged $12.7 million for the first quarter of 1996 compared to $11.3 million for the similar 1995 period. This nominal increase occurred due to the utilization of both deposit and capital growth primarily for loans.

Investment securities available for sale

Investment securities available for sale remained relatively unchanged at March 31, 1996 from 1995 year-end, while unrealized depreciation in the portfolio rose to $159,000 from $135,000 at those dates, reflecting the effects of an increase during the quarter in interest rates.

Investment securities held to maturity

Investment securities held to maturity increased from $24.5 million at 1995 year-end to $30 million at the end of the 1996 first quarter reflecting the purchase of $8.7 million of fixed-rate medium-term U.S. agency callable securities. As a result of the aforementioned increase in rates, the unrealized depreciation in the held to maturity portfolio rose from $60,000 at December 31, 1995 to $229,000 at the end of the 1995 first quarter.

Loans

Loans held for sale decreased from $555,000 at December 31, 1995 to $388,000 at March, 31, 1996 while loans originated for sale declined from $942,000 during the 1995 first quarter to $809,000 in the 1996 first quarter. The increase in loans from $44.7 million at December 31, 1995 to $50.7 million at March 31, 1996 resulted from primarily $4 million in loans purchased in connection with the branch acquisition. These loans consisted of one-to-four family residential mortgages, all of which were performing.

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

The Corporation depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal funds purchased, securities sold under repurchase agreements and borrowings under the US.
Treasury tax and loan note option program.

It is the responsibility of senior management to monitor and oversee all activities relating to liquidity management and the protection of net interest income from fluctuations in interest rates. The major contribution for the first three months to the Corporation 's liquidity came from the deposit assumption, while the primary use of funds was for investment purchases.

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

One measure of interest rate risk is the interest-sensitvity analysis, which details the repricing differences for assets and liabilities for given periods. The primary limitation of this analysis is that it is a static (i.e, as of a specific point in time) measurement which does not capture risk that varies nonproportionally with changes in interest rates. Because of this limitation, the Corporation uses a simulation model as its primary method of measuring interest rate risk. This model, because of its dynamic nature, forecasts the effects of different patterns of rate movement and variances in the effects of rate changes on the Corporations' mix of interest-sensitive assets and liabilities.

At March 31, 1996, the Corporation had a cumulative one-year gap of a negative $14.9 million, representing 11.84% of total assets compared to a negative $13.5 million gap at December 31, 1995, which represented 11.74% of total assets. Utilizing the dynamic simulation model, management believes that this amount would not result in a significant change in net interest income showed interesr rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Stockholders' equity amounted to $7.7 million at March 31, 1996 compared to $6.9 million at December 31, 1995. In addition to the increase from first quarter earnings, the Corporation issued $527,000 of preferred stock and $45,000 of common stock. Stockholders' equity as a percentage of total assets was 6.06% at March 31, 1996, while the consolidated leverage ratio was 6.16%, which compares with existing guidelines established by the Federal Reserve Bank for bank holding companies of 3%.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At March 31, 1996, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 16.90% and 22.05%, respectively.

PART II  Other information

Item 6a. Exhibits

        (11)  Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
                       (Registrant)

         May 14, 1996      __________________________
                           Edward R. Wright
                           Senior Vice President and Chief Financial
                           Officer (Principal Financial and Accounting Officer)