Form 10-Q
period 1996-06-30
CITY NATIONAL BANCSHARES CORP
filed 1996-08-14
CIK 714980

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

The aggregate market value of voting stock held by non affiliates of the Registrant as of August 12, 1996 was approximately $1,398,440.

There were 114,141 shares of common stock outstanding at August 12, 1996.

                                       2
CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)

                                                   June 30,  December 31,
Dollars in thousands, except per share data          1996       1995
=====================================================================
Assets
Cash and due from banks .......................   $  5,026   $  3,344
Federal funds sold ............................       --        6,950
Interest bearing deposits
  with banks ..................................         35        321
Investment securities
  available for sale ..........................     29,234     30,609
Investment securities held
  to maturity (Market value of
  $30,121 at June 30, 1995 and
  $24,434 at December 31,1995) ................     30,733     24,494
Loans held for sale ...........................        613        555
Loans .........................................     54,126     44,739
Less: Reserve for possible loan losses ........        700        650
                                                  --------   --------
Net loans .....................................     53,426     44,089
                                                  --------   --------
Premises and equipment ........................      3,274      2,288
Accrued interest receivable ...................      1,120        955
Other real estate owned .......................        306        212
Other assets ..................................        298        593
                                                  --------   --------
Total assets ..................................   $124,065   $114,410
                                                  ========   ========

Liabilities and Stockholders' Equity
Deposits:
       Demand .................................   $ 11,789   $ 12,925
       Savings ................................     34,387     37,019
       Time ...................................     56,906     50,945
                                                  --------   --------
Total deposits ................................    103,082    100,889
Short-term borrowings .........................     10,187      3,661
Accrued expenses and other
  liabilities .................................      1,230      1,215
Long-term debt ................................      1,749      1,749
                                                  --------   --------
Total liabilities .............................    116,248    107,514

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value:
    Authorized 100,000 shares;
    Issued 128 shares in 1996 and
    8 shares in 1995, outstanding 128
    shares in 1996 and 8 shares 1995 ...........       727        200
  Common stock, par value $10:
    Authorized 400,000 shares; Issued
    114,980 shares in 1996 and 111,980
    shares in 1995, outstanding 114,141
    shares in 1996 and 111,141 shares 1995 ....      1,150      1,120
  Surplus .....................................        901        886
  Retained earnings ...........................      5,265      4,856
  Less:
    Net unrealized loss on investment
      securities available for sale ...........        201        141
      Treasury stock, at cost - 839 shares ....         25         25
                                                  --------   --------
Total stockholders' equity ....................      7,817      6,896
                                                  --------   --------
Total liabilities and stockholders' equity ....   $124,065   $114,410
                                                  ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income (Unaudited)
                                       Three months ended     Six months ended
                                           June 30,               June 30,
Dollars in thousands,                  -----------------------------------------
  except per share data                1996        1995        1996       1995
================================================================================
Interest income
Interest and fees on loans ....... $  1,200    $    895    $  2,245   $  1,646
Interest on Federal funds sold
  and securities purchased under
  agreements to resell ...........       42          46         116        202
Interest on other short-term
  investments ....................      --            1         144          2
Interest on deposits with banks ..        2          26           4         26
Interest and dividends on
  investment securities:
        Taxable ..................      732         853       1,715      1,655
        Tax-exempt ...............       29          29          58         55
                                   --------    --------    --------   --------
Total interest income ............    2,005       1,850       4,282      3,586
                                   --------    --------    --------   --------
Interest expense
Interest on deposits .............      798         644       1,523      1,263
Interest on short-term borrowings        65          32         102         81
Interest on long-term debt .......       24           5          49         10
                                   --------    --------    --------   --------
Total interest expense ...........      887         681       1,674      1,354
                                   --------    --------    --------   --------

Net interest income ..............    1,338       1,169       2,608      2,232
Provision for possible loan
  losses .........................       23          (3)         33        119
                                   --------    --------    --------   --------
Net interest income after
  provision for possible loan
  losses .........................    1,315       1,172       2,575      2,113
                                   --------    --------    --------   --------

Other operating income
Service charges on deposit
  accounts .......................      136         161         279        320
Other income .....................      164         160         333        514
Net gain on sales of investment
  securities .....................       (1)        --            9         (1)
                                   --------    --------    --------   --------
Total other operating income .....      299         321         621        833
                                   --------    --------    --------   --------
Other operating expenses
Salaries and other employee
  benefits .......................      649         609       1,310      1,198
Occupancy expense ................       70          40         134         56
Equipment expense ................      105          66         178        115
Other expenses ...................      340         356         706        683
                                   --------    --------    --------   --------
Total other operating expenses ...    1,164       1,071       2,328      2,052
                                   --------    --------    --------   --------
Income before income tax expense .      450         422         868        894
Income tax expense ...............      157         156         303        331
                                   ========    ========    ========   ========
Net income ....................... $    293    $    266    $    565   $    563
                                   ========    ========    ========   ========
Net income per share
Primary .......................... $   2.55    $    2.39    $   5.08   $   5.07
Fully diluted ....................     2.27         2.13        4.52       4.50
                                    ========    ========    ========   ========
Primary average shares
  outstanding ....................   114,141     111,141     112,855    111,141
Fully diluted average
  shares outstanding .............   127,991     124,991     126,705    124,991
                                    ========    ========    ========   ========
See accompanying notes to consolidated financial statements.

                                       4

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
(Unaudited)
                                                                                              Net Unrealized
                                                                                             Gain (Loss) on Invest-
                                                Common                  Preferred    Retained ment Securities    Treasury
Dollars in thousands, except per share data     Stock       Surplus     Stock        Earnings Available for Sale  Stock      Total
====================================================================================================================================
Balance, December 31, 1994 ................     $ 1,120     $   886        --        $ 4,194      $  (587)     $   (25)     $ 5,588
Net income ................................        --          --          --            563         --           --            563
Change in net unrealized
  loss on investment securities
  available for sale ......................        --          --          --           --            184         --            184
Dividends paid ............................        --          --          --           (140)        --           --           (140)
                                                -------     -------     -------      -------      -------      -------      -------
Balance, June 30, 1995 ....................     $ 1,120     $   886        --        $ 4,617      $  (403)     $   (25)     $ 6,195
                                                =======     =======     =======      =======      =======      =======      =======

Balance, December 31, 1995 ................     $ 1,120     $   886     $   200      $ 4,856      $  (141)     $   (25)     $ 6,896
Net income ................................        --          --          --            565         --           --            565
Proceeds from issuance of
  common stock ............................          30          15        --           --           --           --             45
Proceeds from issuance of
  preferred stock .........................        --          --           527         --           --           --            527
Change in net unrealized
  loss on investment securities
  available for sale ......................        --          --          --           --            (60)        --            (60)
Dividends paid ............................        --          --          --           (156)        --           --           (156)
                                                -------     -------     -------      -------      -------      -------      -------
Balance, June 30, 1996 ....................     $ 1,150     $   901     $   727      $ 5,265      $  (201)     $   (25)     $ 7,817
                                                =======     =======     =======      =======      =======      =======      =======
See accompanying notes to consolidated financial statements.

                                       5
CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)
                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
In thousands .........................................        1996         1995
                                                          --------     --------
Operating activities
Net income ...........................................    $    565     $    563
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization ......................         158           62
  Provision for possible loan losses .................          33          119
  Amortization of premium, net of discount
    accretion on investment securities ...............          26          103
  Gain on sales of investment securities
    held to maturity .................................         (10)        --
  Gains and commissions on loans held for sale .......         (40)         (34)
(Increase) decrease in accrued interest receivable ...        (165)         179
Deferred income tax expense ..........................          80            8
Decrease in other assets .............................         223        1,281
Increase (decrease) in accrued expenses
  and other liabilities ..............................          59         (284)
                                                          --------     --------
Net cash provided by operating activities ............         929        1,997
                                                          --------     --------
Investing activities
Loans originated for sale ............................      (1,439)      (2,140)
Proceeds from sales of loans held for sale ...........       1,313        2,362
Increase in loans ....................................      (5,321)      (1,585)
Purchase of loans in conjunction with
  branch acquisitions ................................      (4,035)     (11,479)
Decrease (increase) in interest bearing
  deposits with banks ................................         286          (93)
Proceeds from maturities of investment
  securities availabe for sale, including
  principal payments and calls .......................       3,446          175
Proceeds from maturities of investment
  securities held to maturity, including
  principal payments and calls .......................       3,787        2,501
Purchases of investment securities
  available for sale .................................      (2,200)      (1,493)
Purchases of investment securities
  held to maturity ...................................     (10,025)      (5,444)
Purchases of premises and equipment ..................      (1,144)        (392)
                                                          --------     --------
Net cash used in investing activities ................     (15,332)     (17,588)
                                                          --------     --------
Financing activities
Deposits acquired in branch acquisition ..............       7,661         --
Decrease in deposits .................................      (5,468)      (9,453)
Increase in short-term borrowings ....................       6,526        3,793
Proceeds from issuance of common stock ...............          45         --
Proceeds from issuance of preferred stock ............         527         --
Dividends paid .......................................        (156)        (140)
                                                          --------     --------
Net cash provided by (used in)
  financing activities ...............................       9,135       (5,800)
                                                          --------     --------
Net decrease in cash and cash equivalents ............      (5,268)     (21,391)
Cash and cash equivalents at beginning
  of period ..........................................      10,294       27,131
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $  5,026     $  5,740
                                                          ========     ========
Cash paid during the year:
Interest .............................................    $  1,646     $  1,236
Income taxes .........................................         168          601

Noncash investing activities:
Transfer of loans to other real estate owned .........          94         --

See accompanying notes to consolidated financial statements.

                                       6
CITY NATIONAL BANCSHARES CORPORATION
Notes to Consolidated Financial Statements (Unaudited)


1.  Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiary, City National Bank of New Jersey (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended June 30,1996 are not necessarily indicative of the results that may be expected for the year ended December 31,1996.

3. Earnings per Common Share

Earnings per common share is calculated by dividing net income, less the dividends on preferred stock, by the average number of common shares outstanding during the period.

4. Reclassifications

Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1995 presentation.

                                       7
Management's Discussion and Analysis of Results of Operations and Financial Condition

General

On March 8,1996 City National Bank acquired a branch office, assuming deposits totalling $7.6 million in exchange for $500,000 of CNBC preferred stock. The branch was acquired for fair market value and continues a trend established in 1994 of selectively expanding into urban areas where CNB believes it can provide a need for its unique personalized type of service.

Results of operations

Net income for the first half of 1996 was $565,000, virtually unchanged from $563,000 for the similar 1995 period, which included the benefits of $198,000 of proceeds received from the Resolution Trust Corporation ("RTC") in February, 1995 representing earnings on funds allocated to purchase loans from the RTC, offset in part by a special addition of $115,000 to the provision for possible loan losses. Returns on average stockholders' equity and average assets were 14.94% and .88% for the 1996 first half and 18.71 % and 1.04% for the corresponding 1995 period. Related earnings per share on a fully diluted basis rose to $5.08 from $5.07.

1996 second quarter net income rose 10.1 % to $293,000 from $266,000 a year earlier. Returns on average shareholders' equity and average assets were 15.34% and .88% for the 1996 second quarter, while the corresponding 1995 returns were 17.64% and .99%. Related fully diluted per share earnings were $2.39 compared to $2.13. Higher net interest income was the primary reason for the increase in earnings.

Net interest income

Net interest income increased $169,000, from $1,169,000 in the first quarter of 1995 to $1,338,000 in the first quarter of 1996. A higher level of interest earning assets, resulting primarily from increased loan volume, was the primary reason for the increase.

In the first half of 1996, net interest income grew 16.8% to $2,608,000 from $2,232,000 in the same 1995 period. Higher earning asset levels were also the primary reason for this improvement. Average interest earning assets in the first half of 1996 rose to $119.2 million from $101.9 million in 1995. Most of this growth occurred within the loan portfolio, which totalled $54.1 million at June 30,1996 compared to $44.7 million a year earlier, a 21 % increase, due in part to the purchase of $4 million in residential mortgage loans in conjunction with the March, 1996 branch acquisition. Average short-term earning assets rose from $8.1 million for the 1995 first six-month period to $9.9 million for the similar 1996 period due primarily to the temporary excess liquidity created by the branch acquisition. The investment portfolio increased from $55.1 million at June 30,1995 to $60 million at June 30,1996. This growth occurred primarily in U.S. Government agency securities as the Bank purchased $8.7 million of medium-term callable fixed rate agency securities with various call dates ranging from one to three years, to mitigate interest rate risk in the event the bonds are called.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                                Six Months         Three Months
                                               Ended June 30,    Ended June 30,

(Dollars in thousands) ....................     1996     1995     1996     1995
                                               -----    -----    -----    -----

Balance at beginning of period ............    $ 650    $ 625    $ 675    $ 750
Provision (credit) for possible
   loan losses ............................       33      119       23       (3)
Recoveries of previous charge-offs ........       84       23       66        9
                                               -----    -----    -----    -----
                                                 767      767      764      756

Less: Charge-offs .........................       67       17       64        6
                                               -----    -----    -----    -----
Balance at end of period ..................    $ 700    $ 700    $ 700    $ 750
                                               =====    =====    =====    =====

The higher provision in the first half of 1995 resulted from a special charge in the first quarter of 1995 of $115,000, representing an addition to the reserve for possible loan losses of 1 % of the balance of the loan portfolio acquired from the RTC.

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

(Dollars in thousands)                      June 30,    December 31,    June 30,

Reserve for possible loan losses
 as a percentage of:
 Total loans .............................        1.29%        1.45%       1.93%
 Total nonperforming loans ...............       78.83%       74.71%      90.33%
 Total nonperforming assets
  (nonperforming loans and OREO) .........       83.75%       60.07%      65.79%
 Net charge-offs (recoveries) as
   a percentage of average loans .........       (.03)%       1.43%       (.07)%
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

                                               June 30,   December 31,  June 30,
(Dollars in thousands)                            1996          1995       1995
- ----------------------                   --------------------------------------
Nonaccrual loans
 Commercial .............................         $143         $ 68         $ 20
 Installment ............................          --             2            3
 Real estate ............................          393          800          408
                                                  ----         ----         ----
Total ...................................          536          839          431
                                                  ----         ----         ----
Loans past due 90 days
 or more and accruing
 Commercial .............................          --             1           88
 Installment ............................          --           --           --
 Real estate ............................          351           30          167
                                                  ----         ----         ----
Total ...................................          351           31          255
                                                  ----         ----         ----
Total nonperforming loans ...............         $888         $870         $686
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

The reduction in nonaccrual loans during the first half resulted from the favorable resolution of two real estate loans.

Other operating income

Other operating income, including the results of investment securities transactions, decreased, from $321,000 in the second quarter of 1995 to $299,000 in the second quarter of 1996, due to a reduction in return item charges. In the first half of 1996, other operating income was 25.4% lower than in the similar 1995 period due to the aforementioned $198,000 received from the RTC in 1995.

Other operating expenses

Other operating expenses rose 8.6% in the 1996 second quarter to $1,164,000 from $1,071,000 in the 1995 second quarter, with the greatest increase arising from higher occupancy and equipment expense, due to higher depreciation expense associated with the renovation of the administrative office. First half 1996 other operating expense rose 13.5% compared to 1995 due to the effects of the aforementioned renovation. Additional staffing costs incurred in connection with the branch acquisition also contributed to higher operating expenses in both 1996 periods.

Occupancy and equipment expenses increased 110.8% in the 1996 first quarter from a year earlier due to primarily higher depreciation resulting from the completed renovations of the administrative offices

Income tax expense

Income tax expense as a percentage of pretax income decreased from 37% to 34.9% for the second quarter of 1996 compared to the second quarter of 1995 as well as for the first half of 1996 compared to the first half of 1995, as a result of lower levels of income subject to state income tax.

Short-term interest earning assets

Short-term interest earning assets averaged $9.9 million for the first half of 1996 compared to $8.1 million for the similar 1996 period, reflecting the additional liquidity resulting from the branch acquisition.

Investment securities available for sale

Investment securities available for sale decreased slightly at June 30,1996 from 1995 year-end, while unrealized depreciation in the portfolio rose to $201,000 from $141,000 at those dates, reflecting the effects of an increase during the half in interest rates.

Investment securities held to maturity

Investment securities held to maturity increased from $24.5 million at 1995 year-end to $30.7 million at the end of the 1996 first half reflecting the purchase of $8.7 million of fixed-rate medium-term U.S. agency callable securities. As a result of the aforementioned increase in rates, the unrealized depreciation in the held to maturity portfolio rose from $60,000 at December 31,1995 to $612,000 at the end of the 1995 first quarter.

Loans

Loans held for sale rose from $555,000 at December 31,1995 to $613,000 at June 30,1996 while loans originated for sale declined from $2.1 million during the 1995 first half to $1.4 million in the 1996 first half. The increase in loans from $44.7 million at December 31,1995 to $54.1 million at June 30, 1996 resulted primarily from $4 million in loans purchased in connection with the branch acquisition. These loans consisted of one-to-four family residential mortgages, all of which were performing.

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

The Corporation depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal funds purchased, securities sold under repurchase agreements borrowings under the U.S. Treasury tax and loan note option program and Federal Home Loan Bank advances.

It is the responsibility of senior management to monitor and oversee all activities relating to liquidity management and the protection of net interest income from fluctuations in interest rates. The major contribution for the first three months to the Corporation's liquidity came from the deposit assumption, while the primary use of funds was for investment purchases.

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

At June 30,1996, the Corporation had a cumulative one-year static gap of a negative $21 million, representing 16.99% of total assets compared to a negative $13.5 million gap at December 31,1995, which represented 11.74% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Consolidated stockholders' equity amounted to $7.8 million at June 30,1996 compared to $6.9 million to December 31,1995. In addition to the increase from first half earnings, the Corporation issued $527,000 of preferred stock and $45,000 of common stock. Stockholders' equity as a percentage of total assets was 6.06% at June 30,1996, while the consolidated leverage ratio was 6.16%, which compares with existing guidelines established by the Federal Reserve Bank for bank holding companies of 3%.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At June 30,1996, the Corporation's core capital (Tier 1 ) and total (Tier 1 plus Tier 2) risked-based capital ratios were 15.39% and 20.13%, respectively.
PART II Other information

Item 4. Submission of matters to a Vote of Security Holders

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 23, 1996. The stockholders voted upon the election of four persons, named in the proxy statement, to serve as directors of the Corporation. The following directors were elected at the Annual Meeting with the number of votes "For" and "Withheld" indicated. There were no abstentions.

                                 Number of Votes

        Name                                    For               Withheld
     Douglas E. Anderson                       73,155                82
     Eugene Giscombe                           73,066               171
     Louis E. Prezeau                          73,054               183
     Barbara Bell                              73,081               219

b) In addition, stockholders voted upon the ratification of the appointment of KPMG Peat Marwick as independent auditors for the fiscal year ended December 31,1996. Shareholders voted 73,081 shares "For" the proposal and 53 shares "Against".

Item 5. Other Matters

a) On March 21,1996, the Board approved the declaration of a $1.35 per share dividend, payable on May 2,1996 to stockholders of record on April 2,1996.

Item 6a. Exhibits

         (11 ) Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         August 14,1996             /s/ Edward R. Wright
                                    ---------------------
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)