Form 10-Q
period 1996-09-30
CITY NATIONAL BANCSHARES CORP
filed 1996-11-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1996
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

The aggregate market value of voting stock held by non affiliates of the Registrant as of November 12, 1996 was approximately $1,384,000.

There were 114,141 shares of common stock outstanding at November 12, 1996.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)

                                                      September 30, December 31,
Dollars in thousands, except per share data                   1996         1995
================================================================================
Assets
Cash and due from banks ..............................     $  2,553     $  3,344
Federal funds sold ...................................       11,600        6,950
Interest bearing deposits with banks .................           66          321
Investment securities available for sale .............       39,471       30,609
Investment securities held to maturity
  (Market value of $29,603 at September
  30, 1996 and $24,434 at December 31,1995) ..........       30,200       24,494
Loans held for sale ..................................        1,466          555
Loans ................................................       55,265       44,739
Less: Reserve for possible loan losses ...............          725          650
                                                           --------     --------
Net loans ............................................       54,540       44,089
                                                           --------     --------
Premises and equipment ...............................        3,285        2,288
Accrued interest receivable ..........................          925          955
Other real estate owned ..............................          306          212
Other assets .........................................          346          593
                                                           --------     --------
Total assets .........................................     $144,758     $114,410
                                                           ========     ========
Liabilities and Stockholders' Equity

Deposits:
  Demand .............................................     $ 15,801     $ 12,925
  Savings ............................................       34,257       37,019
  Time ...............................................       75,449       50,945
                                                           --------     --------
Total deposits .......................................      125,507      100,889
Short-term borrowings ................................        8,000        3,661
Accrued expenses and other liabilities ...............        1,447        1,215
Long-term debt .......................................        1,749        1,749
                                                           --------     --------
Total liabilities ....................................      136,703      107,514

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value: Authorized
    100,000 shares; issued 128 shares in
    1996 and eight shares in 1995,
    outstanding 128 shares in 1966 and eight
    shares in 1995, ..................................          727          200
  Common stock, par value $10: Authorized
    400,000 shares; Issued 111,980 shares in
    1995 and 1994, outstanding 111,141 shares
    in 1995 and 111,941 shares in 1995 ...............        1,150        1,120
  Surplus ............................................          901          886
  Retained earnings ..................................        5,410        4,856
  Less:
    Net unrealized loss on investment
      securities available for sale ..................          108          141
    Treasury stock, at cost - 839 shares .............           25           25
                                                           --------     --------
Total stockholders' equity ...........................        8,055        6,896
                                                           --------     --------
Total liabilities and stockholders' equity ...........     $144,758     $114,410
                                                           ========     ========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Income (Unaudited)

                                     Nine months ended       Three months ended
Dollars in thousands,                  September 30,             September 30,
  except per share data              1996        1995         1996          1995
================================================================================
Interest income
Interest and fees on loans ..   $   3,524   $   2,591    $   1,278    $     945
Interest on Federal funds
  sold and securities
  purchased under agreements
  to resell .................         206         259           90           57
Interest on other short-term
  investments ...............         185          87           41           61
Interest on deposits with
  banks .....................           5           6            1            4
Interest and dividends on
  investment securities:
  Taxable ...................       2,621       2,470          905          815
  Tax-exempt ................          87          84           31           29
                                ---------   ---------    ---------    ---------
Total interest income .......       6,628       5,497        2,346        1,911
                                ---------   ---------    ---------    ---------
Interest expense
Interest on deposits ........       2,452       1,939          929          676
Interest on short-term
  borrowings ................         154         128           52           47
Interest on long-term debt ..          74          16           25            5
                                ---------   ---------    ---------    ---------
Total interest expense ......       2,680       2,082        1,006          728
                                ---------   ---------    ---------    ---------
Net interest income .........       3,948       3,415        1,340        1,183
Provision (credit) for
  possible loan losses ......          65         151           32          (32)
                                ---------   ---------    ---------    ---------
Net interest income
  after provision (credit)
  for possible loan losses ..       3,883       3,264         1308         1151
                                ---------   ---------    ---------    ---------
Other operating income
Service charges on deposit
  accounts ..................         419         463          140          143
Other income ................         433         621          100          107
Net gain (loss) on sales
  of investment securities ..           8          (2)          (1)          (1)
                                ---------   ---------    ---------    ---------
Total other operating
  income ....................         860       1,082          239          249
                                ---------   ---------    ---------    ---------
Other operating expenses
Salaries and other
  employee benefits .........       1,982       1,842          672          644
Occupancy expense ...........         251         119          117           63
Equipment expense ...........         254         180           77           65
Other expenses ..............       1,161       1,044          454          361
                                ---------   ---------    ---------    ---------
Total other operating
  expenses ..................       3,648       3,185        1,320        1,133
                                ---------   ---------    ---------    ---------
Income before income
  tax expense ...............       1,095       1,161          227          267
Income tax expense ..........         385         421           82           90
                                =========   =========    =========    =========
Net income ..................   $     710   $     740    $     145    $     177
                                =========   =========    =========    =========
Net income applicable
  to common stock ...........   $     708   $     740    $     143    $     177
                                =========   =========    =========    =========
Net income per share
Primary .....................   $    6.27   $    6.66    $    1.25    $    1.59
Fully diluted ...............        5.66        5.99         1.12         1.44
                                =========   =========    =========    =========
Primary average
  shares outstanding ........     112,855     111,141      114,141      111,141
Fully diluted average
  shares outstanding ........     126,705     124,991      127,991      124,991
                                =========   =========    =========    =========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
(Unaudited)

                                                                                              Net Unrealized
                                                                                           Gain (Loss) on Invest-
Dollars in thousands, except                    Common                 Preferred    Retained  ment Securities   Treasury
  per share data                                 Stock      Surplus       Stock     Earnings Available for Sale  Stock        Total
===================================================================================================================================
Balance, December 31, 1994 ................     $ 1,120     $   886        --        $ 4,194      $  (587)     $   (25)     $ 5,588
Net income ................................        --          --          --            740         --           --            740
Change in net unrealized
  gain on investment
  securities available for sale ...........        --          --          --           --            223         --            223
Dividends paid on common stock ............        --          --          --           (140)        --           --           (140)
                                                -------     -------     -------      -------      -------      -------      -------
Balance, September 30, 1995 ...............     $ 1,120     $   886        --        $ 4,794      $  (364)     $   (25)     $ 6,411
                                                =======     =======     =======      =======      =======      =======      =======
Balance, December 31, 1995 ................     $ 1,120     $   886     $   200      $ 4,856      $  (141)     $   (25)     $ 6,896
Net income ................................        --          --          --            710         --           --            710
Proceeds from issuance of
  common stock ............................          30          15        --           --           --           --             45
Proceeds from issuance of
  preferred stock .........................        --          --           527         --          --           --            527
Change in net unrealized loss
  on investment securities
  available for sale ......................        --          --          --           --             33         --             33
Dividends paid on common stock ............        --          --          --           (154)        --           --           (154)
Dividends paid on preferred
  stock ...................................        --          --          --             (2)        --           --             (2)
                                                -------     -------     -------      -------      -------      -------      -------
Balance, September 30, 1996 ...............     $ 1,150     $   901     $   727      $ 5,410      $  (108)     $   (25)     $ 8,055
                                                =======     =======     =======      =======      =======      =======      =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)
                                                              Nine Months Ended
                                                                 September 30,
In thousands                                                  1996         1995
===============================================================================
Operating activities
Net income ...........................................    $    710     $    740
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization ......................         260          119
  Provision for possible loan losses .................          65          151
  Amortization of premium, net of
    discount accretion on investment
    securities .......................................          46          135
  Gains on calls of investment securities
     held to maturity ................................          (8)        --
  Gains and commissions on loans held for sale .......         (84)        (100)
Decrease in accrued interest receivable ..............          30          230
Deferred income tax expense ..........................         140           12
Decrease in other assets .............................         247        1,139
Increase (decrease) in accrued expenses and
  other liabilities ..................................          67          (73)
                                                           --------    --------
Net cash provided by (used in) operating
  activities .........................................       1,473        2,353
                                                           --------    --------
Investing activities
Loans originated for sale ............................      (3,191)      (4,000)
Proceeds from sales of loans held for sale ...........       2,253        3,868
Increase in loans ....................................      (6,464)      (4,647)
Purchase of loans in conjunction with
  branch acquisitions ................................      (4,035)     (11,479)
Decrease (increase) in interest bearing
  deposits with banks ................................         255         (293)
Proceeds from maturities of investment
  securities available for sale,
  including principal payments and calls .............       5,749          271
Proceeds from maturities of investment
  securities held to maturity,
  including principal payments and calls .............       4,311        6,565
Purchases of investment securities
  available for sale .................................     (14,583)      (2,746)
Purchases of investment securities
  held to maturity ...................................     (10,025)      (5,445)
Purchases of premises and equipment ..................      (1,257)        (580)
                                                           --------    --------
Net cash used in investing activities ................     (26,987)     (18,486)
                                                           --------    --------
Financing activities
Deposits acquired in branch acquisition ..............       7,661         --
Increase (decrease) in deposits ......................      16,957       (2,724)
Increase in short-term borrowings ....................       4,339        4,343
Proceeds from issuance of common stock ...............          45         --
Proceeds from issuance of preferred stock ............         527         --
Dividends paid .......................................        (156)        (140)
                                                           --------    --------

Net cash provided by financing activities ............      29,373        1,479
                                                           --------    --------

Net increase (decrease) in cash and cash
  equivalents ........................................       3,859      (14,655)

Cash and cash equivalents at beginning of period .....      10,294       27,131
                                                           --------    --------

Cash and cash equivalents at end of period ...........    $ 14,153     $ 12,476
                                                          ========     ========

Cash paid during the year:
Interest .............................................    $  2,602     $  1,939
Income taxes .........................................         199          734

Noncash investing activities:
Transfer of loans to other real estate owned .........          94          212

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30,1996 are not necessarily indicative of the results that may be expected for the year ended December 31,1996.

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

Management's Discussion and Analysis of Results of Operations and Financial Condition
General

On March 8,1996 City National Bank acquired a branch office, assuming deposits totalling $7.6 million in exchange for $500,000 of the Corporation preferred stock, continuing a trend established in 1994 of selectively expanding into urban areas where the Bank believes it can provide a need for its unique personalized type of service. During the third quarter of 1996, the Bank was assessed $96,000 by the FDIC representing its share to replenish the Savings Association Insurance Fund.

Results of operations

Net income for the first nine months of 1996 was $710,000, compared to $740,000 for the similar 1995 period, which included the benefits of $198,000 of proceeds received from the Resolution Trust Corporation ("RTC") in February, 1995, representing earnings on funds allocated to purchase loans from the RTC, offset in part by a special addition of $115,000 to the provision for possible loan losses. Returns on average stockholders' equity and average assets were 12.36% and .73% for the first nine months and 16.44 % and .90% for the corresponding 1995 period. Related earnings per share on a fully diluted basis rose to $5.57 from $5.92.

1996 third quarter net income decreased to $145,000 from $177,000 a year earlier. Returns on average shareholders' equity and average assets were 12.90% and .88% for the 1996 second quarter, while the corresponding 1995 returns were 12.90% and .63%. Related fully diluted per share earnings were $1.12 compared to $1.42. The FDIC assessment was the primary reason for the decrease in earnings.

Excluding the nonrecurring items in both1996 and 1995, 1996 third quarter year-to-date earnings were $773,000, 12.7% greater than the $686,000 earnings in the corresponding 1995 period, while 1996 third quarter earnings were $208,000, or 17.5% higher than the 1995 third quarter.

Net interest income

For the first nine months of 1996, net interest income rose 15.68% to $3,948,000 from $3,415,000 for the same 1995 period. Higher earning asset levels, resulting primarily from increased loan volume, was the primary reason for this improvement. Related net interest margins on a tax equivalent basis were 4.36% compared to 4.47%, as higher rates derived from increased loan volume were offset by increased deposit costs. Average interest earning assets for the first nine months of 1996 rose to $122.1 million from $103.4 million in 1995. Most of this growth occurred within the loan portfolio, which averaged $52.4 million compared to $37.5 million , a 39.7 % increase, due in part to the purchase of $4 million in residential mortgage loans in conjunction with the March, 1996 branch acquisition. Average short-term earning assets rose from $8.3 million for the 1995 first nine-month period to $10 million for the similar 1996 period. The average investment portfolio increased from $57.6 million for the first nine months of 1995 to $59.6 million for the similar 1996 period. This growth occurred primarily in U.S. Government agency securities.

For the third quarter of 1996, net interest income rose to 13.27% to $1,340,000 from $1,183,000 in the third quarter of 1995 also due primarily to higher loan volume.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                           Nine Months             Three Months
                                          Ended Sept. 30,        Ended Sept. 30,

(Dollars in thousands)                    1996       1995       1996        1995
--------------------------------------------------------------------------------
Balance at
  beginning of period .............      $ 650      $ 625      $ 700      $ 700
Provision (credit) for
  possible loan losses ............         65        151         32        (32)
Recoveries of previous
  charge-offs .....................         94         29         10          6
                                         -----      -----      -----      -----
                                           809        805        742        674
Less: Charge-offs .................         84        180         17         49
                                         -----      -----      -----      -----
Balance at end of period ..........      $ 725      $ 625      $ 725      $ 625
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
                                             Sept. 30,  December 31,   Sept. 30,
(Dollars in thousands)                            1996         1995         1995
--------------------------------------------------------------------------------
Reserve for possible loan
  losses as a percentage of:
  Total loans .............................       1.31%        1.45%       1.50%
  Total nonperforming loans ...............      55.51%       74.71%      72.92%
  Total nonperforming assets
  (nonperforming loans and OREO) ..........      44.98%       60.07%      53.69%
Net charge-offs (recoveries)
  as a percentage of average
  loans (year-to-date) ....................       (.02)%       1.43%        .04%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Nonaccrual loans include loans where principal or interest interest income is still being accrued Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans past due 90 days or more and accruing.

                                            Sept. 30,   December 31,   Sept. 30,
(Dollars in thousands)                          1996          1995          1995
--------------------------------------------------------------------------------

Nonaccrual loans
 Commercial ..........................        $  350        $   68        $ --
 Installment .........................             6             2             6
 Real estate .........................           738           800           507
                                              ------        ------        ------
Total ................................         1,094           839           513
                                              ------        ------        ------
Loans past due 90 days
 or more and accruing
 Commercial ..........................            57             1          --
 Installment .........................          --            --            --
 Real estate .........................           165            30           344
                                              ------        ------        ------
Total ................................           212            31           344
                                              ------        ------        ------
Total nonperforming loans ............        $1,306        $  870        $  857
                                              ======        ======        ======

Nonperforming assets are generally well secured by real estate and small commercial buildings. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

Other operating income

Other operating income, including the results of investment securities transactions, decreased from $1,082,000 for the first nine months of 1995 to $860,000 for the similar period in 1996 due primarily to the aforementioned $198,000 received from the RTC in 1995. Third quarter 1996 other operating income was slightly less than the similar 1995 quarter.

Other operating expenses

Other operating expenses rose 14.5% for the first three quarters of 1996 to $3,648,000 from $3,185,000 in the first three quarters of 1995, with the greatest increase arising from higher occupancy and equipment expense, due to increased costs attributable to the renovation of the administrative office, along with the branch acquisition. Third quarter 1996 other operating expenses rose 16.5% compared to the 1995 third quarter for the same reasons. Additional staffing costs incurred in connection with the branch acquisition also contributed to higher operating expenses in both 1996 periods.

Income tax expense

Income tax expense as a percentage of pretax income decreased slightly from 36.3% to 35.2% for the first three quarters of 1996 compared to the first three quarters of 1995 as a result of lower levels of income subject to state income tax.

Short-term interest earning assets

Short-term interest earning assets averaged $9.9 million for the first nine months of 1996 compared to $8.1 million for the similar 1996 period, reflecting the additional liquidity resulting from the branch acquisition.

Investment securities available for sale

Investment securities available for sale increased to $39.5 million at June 30,1996 from $30.6 million at 1995 year-end, while unrealized depreciation in the portfolio declined to $108,000 from $141,000 at those dates.

Investment securities held to maturity

Investment securities held to maturity increased from $24.5 million at 1995 year-end to $30.2 million at September 30, 1996 reflecting the purchase of $8.7 million of fixed-rate medium-term U.S. agency callable securities. The unrealized depreciation in the held to maturity portfolio rose from $60,000 at December 31,1995 to $597,000 at September 30, 1996 due primarily to the sensitivity to interest rate changes in both direction of the aforementioned agency securities.

Loans

Loans held for sale rose from $555,000 at December 31,1995 to $1,466,000 at September 30,1996 while loans originated for sale declined slightly from $3.3 million during the first nine months of 1995 to $3.2 million for the first nine months of 1996. For the third quarter of 1996, loan originations totalled $1.8 million, slightly less than the $1.9 million originated during the third quarter of 1995. Loans sold during the first three quarters of 1996 decreased to $2.1 million compared to $3.8 million for the first three quarters of 1995, while sales in the 1996 third quarter were $896,000 compared to $1.4 million for the similar 1995 quarter. The increase in loans from $44.7 million at December 31,1995 to $55.3 million at September 30, 1996 resulted primarily from the $4 million in loans purchased along with an increase in the commercial loan portfolio.

Deposits

Average deposits for the first three quarters of 1996 and 1995 were $115.1 million and $99.4 million, respectively, a 15.7% increase, approximately half of which resulted from the branch acquisition. The balance was derived from increased time deposits.

Short-term borrowings

Average short-term borrowings rose 31.2% from the first three quarters of 1995 to the corresponding 1996 period, reflecting higher levels of U.S. Treasury tax and loan note option balances.

Long-term debt

Long-term debt averaged $1,749,000 million for the first three quarters of 1996 compared to $249,000 for the first three quarters of 1995 as the result of the issuance during the fourth quarter of 1995 of $1.5 million in capital notes.

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

The Corporation depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal funds purchased, securities sold under repurchase agreements, borrowings under the U.S. Treasury tax and loan note option program and Federal Home Loan Bank advances.

It is the responsibility of senior management to monitor and oversee all activities relating to liquidity management and the protection of net interest income from fluctuations in interest rates. The major contribution for the first nine months of 1996 from operating activities to the Corporation's liquidity came from net income. Most of the cash received from investing activities came from proceeds from maturities of investment securities, including principal payments and calls, which totalled $10.1 million. The primary use for investing activities was the $24.6 million purchase of investment securities.

An increase in deposits provided the largest source of cash from financing activities, while cash dividends represented the greatest outlay.

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

At September 30,1996, the Corporation had a cumulative one-year static gap of a negative $13.5 million, representing 10.96% of total assets compared to a negative $13.5 million gap at December 31,1995, which represented 11.74% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Consolidated stockholders' equity amounted to $8.1 million at Sept. 30,1996 compared to $6.9 million to December 31,1995. In addition to the increase from earnings, the Corporation issued $527,000 of preferred stock and $45,000 of common stock during 1996. Stockholders' equity as a percentage of total assets was 5.56% at Sept. 30,1996, while the consolidated leverage ratio was 5.78%, which compares with existing guidelines established by the Federal Reserve Bank for bank holding companies of 3%.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At September 30,1996, the Corporation's core capital (Tier 1 ) and total (Tier 1 plus Tier 2) risked-based capital ratios were 13.84% and 18.08%, respectively.

PART II Other information

Item 6a. Exhibits

         (11 ) Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         November 14,1996           ____________________
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
                                    Officer Principal Financial and Accounting
                                    Officer)