Form 10-K
period 1996-12-31
CITY NATIONAL BANCSHARES CORP
filed 1997-03-26
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1996
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the transition period from    to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X----                No-----

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 15, 1997 was approximately $1,312,440.

There were 114,141 shares of common stock outstanding at March 15, 1997.

Documents incorporated by reference:
Certain portions of the definitive Proxy Statement for the 1997 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

Page 1 of           pages.  Exhibit Index appears on page ___________.

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents
                                                                          Page
                                     PART I

Item 1.  Business............................................................3
Item 2.  Properties..........................................................4
Item 3.  Legal Proceedings...................................................4
Item 4.  Submission of Matters to a Vote of Security Holders.................4

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters.............................................................4
Item 6.  Selected Financial Data.............................................5
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................6  - 13
Item 8.  Financial Statements and Supplementary Data...................14 - 28
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................28

                                    PART III

Item 10. Directors and Executive Officers of Registrant.....................28
Item 11. Executive Compensation.............................................28
Item 12. Security Ownership of Certain Beneficial Owners and Management.....28
Item 13. Certain Relationships and Related Transactions.....................28

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....29


Signatures..................................................................30

Part I
Item 1.  Business
Description of business
City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 1996, CNBC had consolidated total assets of $135 million, total deposits of $115.9 million and stockholders' equity of $8.3 million. Its only subsidiary is City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973. CNB has one subsidiary, City
National, Inc., an investment company which holds, maintains and manages investment assets for CNB.

In 1994, the Bank acquired a branch office from the Resolution Trust Corporation, assuming deposits of $25.2 million, while in 1996, the Bank acquired a branch office from another financial institution, assuming deposits of $7.7 million.

CNB is a national banking association chartered in 1973 under the laws of the United States of America. CNB is minority owned and controlled and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through three offices located in northern New Jersey. Deposit services include savings and checking accounts, certificates of deposit and money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.

CNB specializes in providing credit and deposit services to business and individuals located within urban areas within New Jersey, particularly in the Newark area.

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

Employees
On December 31, 1996, CNBC and its subsidiary had 62 full-time equivalent employees. Management considers relations with employees to be satisfactory.

Item 2.  Properties

Properties
The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. The Bank leases its Hackensack office from the Resolution Trust Corporation, for which no rent is payable for five years, after which the Bank will have the opportunity to purchase the property. The Bank owns the property where its second branch office is located.

Item 3.  Legal proceedings

Legal proceedings
There were no material pending legal proceedings to which CNBC of CNB were a party.

Item 4.  Submission of matters to a vote of security holders

Submission of matters to a vote of security holders
During the fourth quarter of 1996, there were no matters submitted to stockholders for a vote.

Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Market for common equity and related stockholder matters
The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock , nor is any market maker executing trades. No price quotations were published during 1996.

At March 3, 1997, the Corporation had 1,916 common stockholders of record.

On May 1, 1996, the Corporation paid a cash dividend of $1.35 per share to stockholders of record on March 31, 1996. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Raul L. Oseguera, Assistant Vice President, Stockholder Relations, 900 Broad Street, Newark, New Jersey, 07102.

Transfer Agent
First City Transfer Company
111 Wood Avenue South, Suite 206
Iselin, New Jersey  08830

Item 6.  Selected Financial Data

Five-Year Summary
Dollars in thousands, except per share data
                                     1996      1995      1994(1)  1993   1992
===============================================================================
Year-end Balance Sheet data:
Total assets ..............   $134,951   $114,410   $111,062   $74,786   $61,911
Total loans .................   57,128     44,739     25,563    23,659    20,331
Reserve for possible
 loan losses                       750        650        625       700       650
Investment securities .......   60,863     55,103     53,751    39,193    35,644
Total deposits ..............  115,854    100,889    103,941    64,435    57,853
Long-term debt ..............    1,749      1,749        249       249       249
Stockholders' equity ........    8,287      6,896      5,588     4,562     3,356
================================================================================
Income Statement data:
Interest income ......... $  9,034   $  7,470   $   5,596    $  4,509    $ 4,430
Interest expense .......     3,802      2,829       2,068       1,469      1,513
--------------------------------------------------------------------------------
Net interest income .....    5,232      4,641       3,528       3,040      2,917
Provision (credit) for
 possible loan losses ...       91        486      (1,464)        (23)        30
--------------------------------------------------------------------------------
Net interest income after provision (credit)
  for possible loan losses . 5,141      4,155       4,992       3,063      2,887
Noninterest income ......... 1,147      1,363       1,375         898        508
Noninterest expense .......  4,839      4,245       3,645       3,019      2,829

Income before income tax expense and cumulative
  effect of accounting change1,449      1,273       2,722         942        566
Income tax expense .........   504        471         998         168        205
--------------------------------------------------------------------------------
Net income before cumulative effect of
  accounting change
  and extraordinary item .     945        802       1,724         774        361
Cumulative effect of
 accounting change ......       --         --         --          206         --
Extraordinary item ......     --         --          --          --          194
--------------------------------------------------------------------------------
Net income .............  $    945   $    802   $   1,724    $    980    $   555
================================================================================

(1) Includes the effects of a $1.6 million recovery of a loan that was charged off in 1989, which is more fully discussed in "Management's discussion and analysis of financial condition and results of operations."

Per common share data:
Income before cumulative effect of
  accounting change
  and extraordinary item $ 8.31  $ 7.22 $     15.51 $         7.88 $        4.16
Cumulative effect of
  accounting change and
  extraordinary item       --       --          --            2.09          2.24
Net income per
 primary share ......      8.31    7.22       15.51           9.97          6.40
Net income per fully
 diluted share ........    7.51    6.51       13.90           8.86          6.40
Book value .........      66.23   62.05       50.28          41.05         34.30
Dividends ....             1.35    1.25        1.00           N/A            N/A

Average number of common shares
 outstanding .          113,498   111,141    111,141          98,267      86,738
Number of common shares
 outstanding at
 year-end ....           114,141  111,141    111,141         111,141      97,841

Financial ratios:
Return on average assets   .71%     .72%      1.66%          1.20%          .81%
Return on average
 common equity ......    13.19    12.71       30.24          25.22         19.02
Stockholders' equity as a percentage of
 total assets             6.14     6.03        5.03           6.10          5.42
Dividend payout ratio    16.51    17.46        6.45            N/A           N/A
================================================================================

Item 7. Management's discussion and analysis of financial condition and results of operations

Earnings summary
Net income in 1996 increased $143,000, or 17.8%, to $945,000 compared to $802,000 in 1995. Returns on average common equity and average assets were 13.19% and .71% in 1996 and 12.71% and .72% in 1995. Related earnings per common share on a fully diluted basis rose to $7.51 from $6.51.

Both 1996 and 1995 included nonrecurring items which affected net income. In the third quarter of 1996, an assessment of $100,000 was paid to the FDIC representing the Bank's share of replenishing the Savings Association Insurance Fund ("SAIF"), for the purchase in 1994 of a failed thrift institute that was SAIF-insured while the first quarter of 1995 included $198,000 of proceeds received from the RTC, representing earnings on funds allocated to purchase loans from the RTC, offset in part by a special addition of $115,000 to the provision for possible loan losses, to provide a reserve on these loans.

Excluding these items along with net securities gains, earnings from operations rose $262,000 in 1996, up 35.2% from $744,000 in 1995 to $1,006,000 in 1996.

The primary reason for the improved earnings performance was an increase in net interest income, which rose 12.7% compared to 1995. Offsetting this improvement somewhat were higher costs associated with the operations of a branch office acquired in March, 1996 and the completion of renovations of the Bank's main office.

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

On a fully taxable equivalent ("FTE") basis, net interest income rose to $5.2 million in 1996 from $4.6 million in 1995, while the related net interest margin decreased to 4.26% to 4.50%. This improvement in net interest income resulted from a higher level of interest earning assets, which averaged $124.5 million in 1996 compared to $104.4 million in 1995. Loan growth comprised most of this increase. The lower net interest margin reflected a higher cost of deposits along with a narrower spread on loans.

Interest income on a FTE basis was $9.1 million in 1996, an increase of $1.6 million, or 20.9% compared to 1995. This increase was due primarily to the higher level of average interest earning assets, which rose 19.3% in 1996. While there was some increase in shorter-term earning assets due primarily to the liquid assets acquired in the aforementioned branch acquisition, the major increase occurred in the loan portfolio, which averaged $53.5 million in 1996 compared to $39 million in 1995, an increase of 37.3%. Average investment securities grew $3.8 million, or 6.8% in 1996.The average yield on interest earning assets rose nine basis points to 7.30% in 1996, compared to 7.21% in 1995.

Interest expense was $3.8 million in 1996, an increase of $973,000, or 34.4% from 1995. This increase resulted primarily from higher interest bearing liabilities, which averaged $108.2 million in 1996 compared to $87.6 million in 1995, a 23.5% increase. Almost all this increase comes from higher average time deposit balances, which rose to $66.4 million in 1996 compared to $47.8 million in 1995, an increase of 39%. This growth occurred entirely in certificates of deposit of $100,000 or more, reflecting the Bank's expanded relationship with local municipalities.

A higher cost of funds also contributed to the increased interest expense, as the average cost of funds rose 35 basis points, from 2.71% in 1995 to 3.06% in 1996, due to the higher cost of the aforementioned municipal deposits. Additionally, noninterest bearing funds represented 13.1% of interest earning assets in 1996 compared to 16% in 1995.

Investments

Total investment securities averaged $60.8 million in 1996 compared to $57 million in 1995, an increase of $3.8 million, or 6.9%. Most of this increase came from the use of proceeds received from the deposit assumption and were invested in U.S. Government agency securities. The other activity in the portfolio resulted primarily from the reinvestment of maturity proceeds.

The investment securities available for sale ("AFS") portfolio changed nominally, from $30.6 million at December 31, 1995 to $31 million a year later, while the related gross unrealized loss changed slightly, from $135,000 to $108,000, representing less than .5% of the AFS portfolio's book value at both dates.

The investment securities held to maturity ("HTM") portfolio rose from $24.5 million at December 31, 1995 to $29.9 million a year later, reflecting the aforementioned purchases. Related unrealized depreciation was $60,000 and $349,000, respectively, reflecting depreciation on agency callable securities purchased in 1996. While these securities return substantially more than related bullet bonds, their call features affect their marketability.

At December 31, 1996, the Bank held seven structured notes with total book and related market values of $6,227,000 and $6,084,000, reflecting $143,000 of unrealized depreciation, while a year earlier the structured note portfolio had a book value of $8,209,000 and related market value of $8,003,000, reflecting a gross unrealized loss of $206,000. These structured notes consisted of step-up, dual-index and deleveraged notes. The dual notes are all indexed to a combination of long and short-term rates, while the deleveraged notes are indexed to the ten-year Treasury. Accordingly, the value of these securities could fluctuate depending on interest rate movements. The step-ups have less interest rate risk since their yield will increase over their remaining maturities.

In September 1994, the Bank transferred certain securities from the AFS to the HTM portfolio. Immediately prior to the transfer, these securities had a book value of $6,437,000 and a market value of $5,933,000, resulting in a gross unrealized loss totalling $504,000, or $302,000 net of tax. This loss is being amortized by increasing the book value of the related securities over their remaining maturities. At December 31, 1996, the remaining security transferred had a book value of $1,911,000 with a related market value of $2,017,000 and a related gross unrealized loss included in stockholders' equity of $86,000.

Finally, at December 31, 1996, the Bank held callable U.S. Government agency notes with a carrying value of $15.9 million, $2 million of which was included in the AFS portfolio and $13.9 million was included in the HTM portfolio. These notes are callable at various dates from 1997 through 2008.

Management believes that holding either the structured notes or callable securities will not have a significant impact upon the financial condition or operations of the Corporation. Information pertaining to the average weighted yields of investments in debt securities at December 31, 1996 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment. Taking into account such contractual amortization and expected prepayments, a significant amount of principal reduction on the aforementioned securities will occur within three years:

Dollars in thousands
================================================================================
Investment Securities Available for Sale ...


                           Maturing      Maturing
                           After One     After Five
            Maturing       Year But      Years but     Maturing
            Within         Within Five   Within Ten    after
            One Year       Years         Years         Ten Years    Total  Total
           Amount  Yield  Amount Yield  Amount Yield  Amount Yield  Amount Yield
================================================================================
U.S. Treasury securities
           $ --     --% $4,2716  .29%$   --     --%     $--   --%  $4,271  6.29%
U.S. Government agencies
           1,786   5.96  8,567  5.70    418   8.96    15,180  6.41  25,951 6.19
--------------------------------------------------------------------------------
Total amortized cost
          $1,786  5.96%$12,838  5.90    418   8.96% $15,180  6.41%$ 30,222 6.20%
================================================================================

Investment Securities Held to Maturity



                           Maturing      Maturing
                           After One     After Five
            Maturing       Year But      Years but     Maturing
            Within         Within Five   Within Ten    after
            One Year       Years         Years         Ten Years    Total  Total
           Amount  Yield  Amount Yield  Amount Yield  Amount Yield  Amount Yield
================================================================================
Dollars in thousands
U.S. Government agencies
       $   --    -- %    $13,30 15.91% $11,377  6.82% $2,652 6.09% $27,330 6.31%
Obligations of states and
  political subdivisions
           --    --       2,132  6.89      404  7.03     --    --    2,536 6.91
--------------------------------------------------------------------------------
Total amortized cost
       $   --    -- %    $15,433 6.05% $11,781  6.83% $2,652 6.09% $29,866 6.36%
================================================================================

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 1996. Average yields on obligations of states and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio increased from 6.02% in 1995 to 6.20% in 1996 , while the yield on the HTM portfolio rose from 6.24% in 1995 to 6.36% in 1996, reflecting higher yields on securities purchased.

Consolidated Average Balance Sheet with Related Interest and Rates
                                     1996                         1995
================================================================================
Tax equivalent basis;dollars in thousands
                             Average                     Average
                             Balance  Interest  Rate     Balance  Interest  Rate
================================================================================
Assets Interest earning assets:
 Federal funds sold and securities purchased
 under agreements to resell
                          $ 6,053   $  317      5.23%$ 4,948   $  279      5.65%
 Other short-term investments
                            3,996      215      5.37   3,334      192      5.75
 Interest-bearing deposits
 with banks............       104        5      5.16     170       10      6.09
 Investment securities:
  Taxable 1 ...........    58,270    3,577      6.14  54,468    3,269      6.00
  Tax-exempt ..........     2,536      176      6.92   2,491      171      6.88
--------------------------------------------------------------------------------
Total investment securities 60,806    3,753      6.17  56,959    3,440      6.04
--------------------------------------------------------------------------------
  Loans 2,3:
    Commercial             20,031    1,642      8.20  14,598    1,202      8.23
    Real estate            33,104    3,116      9.42  24,000    2,365      9.85
    Installment               388       46     11.85     374       40     10.70
--------------------------------------------------------------------------------
    Total loans            53,523    4,804      8.98  38,972     3,607      9.26
--------------------------------------------------------------------------------
    Total interest earning assets
                          124,484    9,094      7.30 104,383     7,528      7.21
--------------------------------------------------------------------------------
Noninterest earning assets:
  Cash and due from banks   4,065                      3,784
  Gross unrealized loss on investment
    securities available for sale
                             (164)                      (297)
  Reserve for possible loan losses
                             (724)                      (729)
  Other assets              4,733                      3,904
--------------------------------------------------------------------------------
  Total noninterest earning assets
                            7,912                      6,662
--------------------------------------------------------------------------------
Total assets             $132,396                   $111,045
================================================================================
Liabilities and stockholders' equity Interest bearing liabilities:
  Savings deposits 4      $36,427    $ 750       2.06 $36,818      $726     1.97
  Time deposits 5          66,420    2,764       4.16  47,797     1,927     4.03
--------------------------------------------------------------------------------
  Total interest bearing deposits
                          102,847    3,514       3.42  84,615      2,653    3.14
  Short-term borrowings     3,620      189       5.21   2,780        156    5.63
  Long-term debt            1,749       99       5.69     249         20    8.01
--------------------------------------------------------------------------------
  Total interest bearing liabilities
                          108,216    3,802       3.51  87,644      2,829    3.23
--------------------------------------------------------------------------------
Noninterest bearing liabilities:
  Demand deposits          14,960                      15,713
  Other liabilities         1,443                       1,378
--------------------------------------------------------------------------------
  Total noninterest bearing liabilities
                           16,403                      17,091
--------------------------------------------------------------------------------
Stockholders' equity        7,777                       6,310
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity
                        $ 132,396                   $ 111,045
================================================================================
Net interest income (tax equivalent basis)
                                     5,292       3.79              4,699    3.98
Tax equivalent basis adjustments(6)    (60)                          (58)
--------------------------------------------------------------------------------
Net interest income                $ 5,232                       $ 4,641
================================================================================
Average rate paid to fund interest earning assets
                                                 3.06                       2.71
--------------------------------------------------------------------------------
Net interest income as a percentage of
   interest earning assets (tax equivalent basis)
                                                 4.26%                     4.50%
================================================================================

1 Includes investment securities available for sale and held to maturity 2 Includes nonperforming loans 3 Includes loan fees of $247,000 and $197,000 in 1996 and 1995, respectively 4 Includes noninterest bearing deposits maintained by a state governmental agency of $469,000 in 1996 and 1995
5 Includes noninterest bearing deposits maintained by corporations and U.S. governmental agencies of $12,522,000 in 1996 and $12,756,000 in 1995
6 The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 1996 and 1995


The table below set forth, on a fully taxable basis, an analysis of the increase (decrease) in net interest income resulting from the specific components of income and expenses due to changes in volume and rate. Because of the numerous simultaneous balance and rate changes, it is not possible to precisely allocate such changes between balances and rates. Therefore, for purposes of this table, changes which are not due solely to balance and rate changes are allocated to rate.
================================================================================
           1996 Net Interest Income Increase  1995 Net Interest Income Increase
              (Decrease) from 1995 due to         (Decrease) from 1994 due to
In thousands   Volume       Rate       Total        Volume     Rate       Total
================================================================================
Interest income
Loans:
  Commercial   $  457    $   (17)     $  440        $  (114)  $ 394    $    280
  Real estate     797        (46)        751         1,323     (179)      1,144
  Installment       2          4           6           (19)       8         (11)
--------------------------------------------------------------------------------
Total loans     1,256        (59)      1,197         1,190      223       1,413
Taxable investment securities
                  178         130        308           280      486         766
Tax-exempt investment securities
                    5          -           5            29        -          29
Federal funds sold and securities
  purchased under agreements to resell
                   62        (24)         38          (601)      65        (536)
Other short-term investments
                   38        (15)         23           192       -          192
Interest-bearing deposits with banks
                   (4)        (1)         (5)           10       -           10
--------------------------------------------------------------------------------
Total interest income
                1,535        (31)      1,566         1,100      774       1,874
--------------------------------------------------------------------------------
Interest expense
Savings deposits    8        (33)        (25)           63       (4)         59
Time deposits    (751)       (85)       (836)         (458)    (385)       (843)
Short-term borrowings
                  (47)        14         (33)          (86)     109          23
Long -term debt  (120)        41         (79)            -        -           -
--------------------------------------------------------------------------------
Total interest expense
                 (910)       (63)       (973)         (481)    (280)       (761)
--------------------------------------------------------------------------------
Net interest income
               $  625     $  (32)     $  593       $   627    $ 500     $ 1,027
================================================================================

Loans
Total loans averaged $53.5 million in 1996 compared to $39 million in 1995, an increase of 37.2%. At December 31, 1996, total gross loans were $57.1 million, up 27.7% from $44.7 million at 1995 year-end.

This increase resulted from greater commercial loan growth, as well as increased residential mortgage volume, which included the purchase of $4 million of performing residential mortgage loans in connection with the 1996 branch acquisiyion. These loans consisted of one-to-four family loans located throughout central New Jersey and were acquired at an average rate lower than real estate loans already carried thereby reducing the average rate in the real estate loan portfolio from 9.85% to 9.42%. Other than these loans, there was little growth in the Bank's residential mortgage portfolio, as most of its residential mortgage loans originations are sold in the secondary market. Theses loans represent Housing and Urban Development ("HUD") - guaranteed residential rehabilitation loans.

Loans originated for sale declined to $3.8 million in 1996 from $4.6 million in 1995, while loans sold decreased to $4 million in 1996 from $4.5 million in 1995. Gains and commissions on loan sales rose from $122,000 in 1995 to $170,000 in 1996.

At December 31, 1996, loans to churches totaled $7 million, representing 12.3% of total loans outstanding and are included with real estate loans. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate.

The Bank's primary market area consists of northern New Jersey, particularly within the Newark area. Although Newark is undergoing a major renovation, the city continues to experience a high rate of unemployment. The overall unemployment rate in the State of New Jersey was 6.2% at the end of 1996 compared to a nationwide rate of 5.3%.

While management believes that its loan portfolio is well secured and able to withstand a downturn in economic conditions, its effects will be carefully considered in making credit decisions in 1997.

Management is unaware of any significant potential problem loans at December 31, 1996. Maturities and interest sensitivities of loans Information pertaining to maturities and the sensitivity to changes in interest rates of loans at December 31, 1996 is presented below.
                              Due After One
                  Due in One  Year ThroughDue After
In thousands      Year or LessFive Years Five Years      Total
================================================================================
Commercial           $ 10,518    $ 5,041    $ 4,075   $ 19,634
Real estate:
  Construction            144        965        -        1,109
  Mortgage             11,128     18,464      6,350     35,942
  Installment             171        272        -          443
--------------------------------------------------------------------------------
Total                 $21,961    $24,742    $10,425    $57,128
================================================================================
Loans at fixed
  interest rates    $   1,856    $ 7,637   $ 10,425   $ 19,918
Loans at variable
  Interest rates       20,105     17,105        -       37,210
--------------------------------------------------------------------------------
Total                $ 21,961   $ 24,742   $ 10,425   $ 57,128
================================================================================
Summary of loan loss experience
Changes in the reserve for possible loan losses are summarized below.
Dollars in thousands                                          1996      1995
================================================================================
Balance, January 1                                           $ 650      $625
--------------------------------------------------------------------------------
Charge-offs:
  Commercial loans                                              25        382
  Real estate loans                                             65        163
  Installment loans                                              8         14
--------------------------------------------------------------------------------
Total                                                           98        559
--------------------------------------------------------------------------------
Recoveries:
  Commercial loans                                              20         26
  Real estate loans                                             81         54
  Installment loans                                              6         18
--------------------------------------------------------------------------------
Total                                                          107         98
--------------------------------------------------------------------------------
Net recoveries (charge-offs)                                     9       (461)
Provision for possible loan
  losses charged to operations                                  91        486
--------------------------------------------------------------------------------
Balance, December 31                                          $750       $650
================================================================================
Net recoveries (charge-offs) as a percentage of average loans .02 % (1.19)% Reserve for possible loan losses as a percentage of loans 1.31 1.45 Reserve for possible loan losses as a percentage
  of nonperforming loans                                      70.89     74.71
================================================================================

The reserve for possible loan losses is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, the credit conditions of the borrower, the value of the underlying collateral, business and economic conditions and the possibility that there may be inherent losses in the portfolio which cannot currently be identified.

Charge-offs declined from $559,000 in 1995 to $98,000 in 1996 as a result of the charge-off, in the fourth quarter of 1995, of a commercial loan that had been performing until then, at which time credit quality rapidly eroded to the extent that management considered the collection of the loan to be doubtful.

Allocation of the reserve for possible loan losses
The reserve for possible loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31:
                                1996            1995
================================================================================
                              Percentage            Percentage
                                 of Loan                ofLoan
Dollars in thousands   Amount   Category     Amount   Category
================================================================================
Commercial              $ 250       1.27%     $ 175       .98%
Real estate               376       1.00        448      1.65
Installment                12       2.71          7      1.97
Unallocated               112        -           20       -
--------------------------------------------------------------------------------
Total                   $ 750      1.31%      $ 650      1.44%
================================================================================
Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below:

In thousands                                   1996     1995
================================================================================
Nonperforming loans
  Commercial                                 $  437  $     68
  Real estate                                   617       800
  Installment                                     4         2
--------------------------------------------------------------------------------
Total nonperforming loans                     1,058       870
Other real estate owned                         672       212
--------------------------------------------------------------------------------
Total                                        $1,730    $1,082
================================================================================

The increase in nonperforming loans in 1996 resulted primarily from the addition of one loan that management considers well-secured by a commercial property.

Deposits
Average deposits rose 17.4%, from $100.3 million in 1995 to $117.8 million in 1996 due to the deposits assumed in the branch acquisition along with higher levels of municipal time deposits. The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 1996. While local municipalities use the accounts for operating and short-term investments purposes, the U.S. Government uses noninterest-bearing certificates of deposit as compensating balances, representing a form of payment for services provided. All the foregoing deposits require collateralization with readily marketable U.S. Government securities. While the Bank issues certificates of deposit to municipalities in amounts of $100,000 at rates which are competitive with other institutions and somewhat more costly than other sources of deposits, the overall cost of certificates of deposit of $100,000 or more is reduced by the maintenance of the foregoing compensating balance accounts.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the loss of any of these deposits, these securities are readily marketable.

Certain corporations and governmental agencies maintain noninterest-bearing savings and time deposit accounts with the Bank as compensation for services performed. In 1996, such balances averaged $469,000 and $12,756,000, respectively, contributing 39 basis points to net interest income.

The average cost of interest-bearing deposits rose from 3.14% in 1995 to 3.42% in 1996 reflecting the greater proportion of time deposits.

Short-term borrowings
Average short-term borrowings rose 30.2% in 1996 because of higher U.S. Treasury tax and loan note option account balances. The average rate paid for short-term borrowings decreased 42 basis points reflecting the lower interest rate environment during 1996.

Long-term debt
Average long-term debt rose from $249,000 in 1995 to $1,749,000 in 1996 due to the issuance in December, 1995 of $1.5 million in 5.25% capital notes. As a result, the average rate paid declined from 8.01% to 5.69% in 1996.

Other operating income
Other operating income decreased 15.8% from $1,363,000 in 1995 to $1,147,000 in 1996 due primarily to the aforementioned proceeds received from the RTC in 1995. Service charges on deposit accounts declined 16.7% in 1996 primarily due to the loss of a customer whose account incurred significant charges in 1995.

These reductions were partially offset by higher agency fees, which rose 46.9%, from $162,000 in 1995 to $238,000 in 1996. These fees represent compensation from large corporations that utilize the Bank to syndicate lines of credit.

Other operating expenses
Other operating expenses, which include expenses other than interest, income taxes and the provision for possible loan losses, totalled $4.8 million in 1996, a 14% increase compared to 1995. The primary reasons for the increase were the branch acquisition along with costs attributable to the renovation of the main office.

Salaries and other employee benefits increased $173,000, or 6.9% in 1996 due to merit increase and the branch acquisition.

Occupancy expense rose $136,000, or 88.9% from 1995 to 1996 due to higher depreciation expense arising from the completion of the renovations to the Bank's main office as well as the branch acquisition.

Equipment expense increased $135,000, or 49.2% from 1995 to 1996 due primarily to higher costs related to the aforementioned renovations and acquisition.

Other expenses were higher by $150,000, or 11% in 1996 due primarily to the nonrecurring $100,000 FDIC SAIF assessment. Also contributing to the increase was higher marketing expense, which rose from $19,000 in 1995 to $85,000 in 1996 as the Bank instituted a market awareness program.

Income tax expense
Income tax expense as a percentage of pre-tax income was 34.8% compared to 37% in 1995 due to the operation of an investment subsidiary for a full year in 1996 compared to a partial year in 1995. This subsidiary derives state income tax benefits from its operations.

Liquidity
The liquidity position of the Corporation is dependent on the successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise primarily to accommodate possible deposit outflows and to meet borrowers' requests for loans. Such needs can be satisfied by investment and loan maturities and payments, along with the ability to raise short-term funds from external sources.

It is the responsibility of the Asset/Liability Management Committee ("ALCO") to monitor and oversee all activities relating to liquidity management and the protection of net interest income from fluctuations in interest rates.

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program.

Aside from the increase in accrued expenses and other  liabilities  described in
Note 10 to the Financial Statements, the major contribution during 1996 from operating activities to the Corporation's liquidity came from net income.

Net cash used in investing activities was primarily the result of the purchase of investment securities, which totalled $31.2 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities, amounting to $25.6 million.

The primary source of funds from financing activities resulted from an increase in short-term borrowings of $1.5 million and an increase in deposits of $15 million.

Effects of inflation
Inflation, as measured by the CPI, has been relatively steady during recent years, advancing 2.8% in 1996 and 1995 and 2.7% in 1994.

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

The following table presents the Corporation's interest rate sensitivity position at December 31, 1996. Interest-sensitivity analysis
                  Interest Sensitivity Period
================================================================================
                       Daily     Due After  Due After                  Due After
                Floating and  Three Months Six Months     Total      One Year or
                  Due Within But Within But Within Within Noninterest-In thousands Three Months Six Months One Year One Year sensitive Total
================================================================================
Interest-earning assets
Federal funds sold
                    $ 8,900         $--       $ --    $ 8,900   $  --    $ 8,900
Interest-bearing deposits with banks
                         74          --         --         74      --         74
Investment securities
                     18,496       1,601      4,980     25,077    35,894   60,971
Gross loans ....     17,073       3,943      6,599     27,615    29,804   57,419
--------------------------------------------------------------------------------
Total                44,543       5,544     11,579     61,666    65,698  127,364
--------------------------------------------------------------------------------
Sources of funds supporting interest-earning assets
Savings deposits (1) 19,737         --          --     19,737    17,790   37,527
Time deposits        27,338      17,903      3,919     49,160    15,468   64,628
Short-term borrowings 5,175         --          --      5,175        --    5,175
Long-term debt           --         --          --         --     1,749    1,749
Noninterest bearing
sources                  --         --          --         --    18,285   18,285
--------------------------------------------------------------------------------
Total                52,250      17,903      3,919      74,072   53,292  127,364
--------------------------------------------------------------------------------
Interest-sensitive gap
                     (7,707)    (12,359)     7,660      (12,406)
--------------------------------------------------------------------------------
Cumulative interest-sensitivity gap
                    $(7,707)   $(20,066)  $(12,406)     $(12,406)
--------------------------------------------------------------------------------
Interest-sensitive assets to interest
 sensitive liabilities.85:1       .30:1      2.95:1        .83:1
--------------------------------------------------------------------------------
Cumulative interest-sensitive assets
 to interest sensitive liabilities
                      .85:1       .71:1       .83:1        .83:1
--------------------------------------------------------------------------------
Interest-sensitivity gap as a percentage of total assets
                     (5.71)%     (9.16)%      5.68%       (9.19)%
--------------------------------------------------------------------------------
Cumulative interest-sensitivity gap as a percentage
  of total assets    (5.71)%    (14.87)%    (9.19)%       (9.19)%
================================================================================
(1) Based on historical experience, management has classified passbook and statement savings accounts as noninterest sensitive

At December 31, 1996, the Corporation had a cumulative one-year gap of $(12.4) million, representing 9.19% of total assets and a ratio of .83:1. Utilizing the dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice at December 31:

                                                        Bank
                                    Consolidated         Only
================================================================================
                                    December 31,     December 31,
Dollars in thousands               1996      1995      1996
================================================================================
Total stockholders' equity   $    8,287 $   6,896 $   9,726
Net unrealized loss on investment
  securities available for sale     111       141       111
Disallowed intangibles              (66)      (76)      (66)
--------------------------------------------------------------------------------
Tier 1 capital                    8,332     6,961     9,771
--------------------------------------------------------------------------------
Qualifying long-term debt         1,749     1,749       249
Reserve for possible loan losses    734       516       734
--------------------------------------------------------------------------------
Tier 2 capital                    2,483    2,265 983
--------------------------------------------------------------------------------
Total capital                 $  10,815 $   9,226  $ 10,754
================================================================================
Risk-adjusted assets          $  58,681  $  41,303 $ 58,681
Total assets                    134,951    114,410  134,951
--------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets
                                  14.20%    15.86%    16.65%
  Regulatory minimum               4.00      4.00      4.00
  Total capital to risk-adjusted assets
                                  18.43     17.81     18.33
  Regulatory minimum               8.00      8.00      8.00
  Leverage ratio                   5.93      6.13      7.01
Total stockholders' equity to total assets
                                   6.14      6.03      7.21
================================================================================

Results of operations - 1995 compared with 1994
Net income for 1995 declined to $802,000, or, on a fully diluted basis, $6.51 per common share compared to $1,724,000 , or $13.90 per common share in 1994, due to a $1.6 million insurance recovery in 1994 of a loan charged off in 1989. Excluding the nonrecurring items and net security gains, net earnings from operations were $798,000 in 1995, compared to $688,000 in 1994, an increase of 16% . Higher net interest income was the primarily reason for this increase. The related net interest margin rose from 3.63% in 1994 to 4.50% in 1995. Average deposits grew from $92.3 million in 1994 to $100.3 million in 1995, an increase of 8.7%, due to the aforementioned branch acquisition.

Total investment securities averaged $57 million in 1995 compared to $50.9 million in 1994, an increase of $6.1 million, or 11.9%. Most of this increase came from the proceeds received from the deposit assumption and were invested in U.S. Government agency and mortgage-backed securities.

Total loans averaged $39 million in 1995 compared to $27.3 million in 1994, an increase of 42.9%. At December 31,1995, total loans were $44.7 million, up 71.9% from $26 million at 1994 year-end. The largest increase occurred in mortgage loans, where average volume in 1995 was $24 million, compared to $10.9 million in 1994, an increase of 120.1%.

This increase occurred as a result of the purchase in January, 1995 of $11.5 million in seasoned residential mortgage loans from the Resolution Trust Corporation. These loans consisted of one-to-four family loans located throughout central New Jersey.

Loans originated for sale declined to $4.6 million in 1995 from $6.5 million in 1994, while loans sold decreased, to $4.5 million in 1995 from $6.1 million in 1994. However, gains and commissions on loan sales rose by 90.6% due to the emphasis by the Bank during 1995 on originating residential rehabilitation loans guaranteed by the Department of Housing and Urban Development ("HUD"), which are more labor intensive than the conventional residential mortgage loans that the Bank originated and sold during 1994, but are more profitable.

Other operating income was $1.4 million in both 1995 and 1994. There were major changes within the components, however, as service charges rose $227,000, or 46.9% due to a greater volume of service chargeable transactions. Other income decreased $213,000, or 24.9% due primarily to the recording in 1994 of $175,000 associated with the aforementioned loan loss recovery.

Other operating expenses totalled $4.2 million in 1995, a 16.5% increase compared to 1994. Salaries and other employee benefits comprised the largest portion of the increase, rising 23.7% from $2 million to $2.5 million in 1995. The primary reason for the increase in overall operating expenses was the operation of the acquired branch office for a full year. Also contributing to the higher salary and benefit costs were the effects of increased lending and administrative staff and annual merit increases.

Occupancy expense rose $30,000, or 24.4% from 1994 to 1995 due to higher depreciation expense arising from the renovations of the Bank's main office. Equipment expense increased $74,000, or 37% from 1994 to 1995 due primarily to higher costs related to the aforementioned renovations.

Other operating expense was nominally higher in 1995 due primarily to lower premiums for FDIC insurance coverage as well as the effectiveness of cost containment measures instituted in early 1995. These reductions partially offset the increased cost of operating the acquired branch for a full year.

Income tax expense as a percentage of pretax income was 37%, relatively unchanged from 36.7% in 1994.

KPMG Peat Marwick LLP

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ  07078

Independent Auditors' Report

The Board of Directors and Stockholders City National Bancshares Corporation:

We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January i, 1994.


/s/ KPMG Peat Marwick

February 6, 1997

Item 8. Financial Statement and Supplementary data

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheet
                                                         Year Ended December 31,

Dollars in thousands, except per share data                    1996        1995
Assets
Cash and due from banks (Note 2)                              $2,767      $3,344
Federal funds sold (Note 3)                                    8,900       6,950
Interest-bearing deposits with banks                              74         321
Investment securities available
 for sale (Note 4)                                            30,997      30,609
Investment securities held to maturity (Market value of $29,517
   in 1996 and $24,434 in 1995) (Note 5)                      29,866      24,494
Loans held for sale (Note 1)                                     291         555
Loans (Note 6)                                                57,128      44,739
Less: Reserve for possible loan
  losses (Note 7)                                                750         650
Net loans                                                     56,378      44,089

Premises and equipment (Note 8)                                3,331       2,288
Accrued interest receivable                                    1,078         955
Other real estate owned                                          672         212
Other assets                                                     597         593

Total assets                                                $134,951    $114,410
Liabilities and Stockholders' Equity
Deposits: (Notes 4, 5, and 9)
       Demand                                                $13,699     $12,925
       Savings                                                37,527      37,019
       Time                                                   64,628      50,945
Total deposits                                               115,854     100,889
Short-term borrowings (Notes 6 and 11)                         5,175       3,661
Accrued expenses and other liabilities (Note10)                3,886       1,215
Long-term debt (Note 12)                                       1,749       1,749
Total liabilities                                            126,664     107,514
Commitments and contingencies (Note 21)
Stockholders' equity (Note17):
  Preferred stock, no par value: Authorized 100,000           727            200
        Common stock, par value $10: Authorized 400,000 shares;
                115,000 shares issued and 114,141 outstanding in 1996
                112,000 shares issued and 111,141 outstand  1,150          1,120
       Surplus                                                901            886
       Retained earnings                                    5,645          4,856
       Less:
              Net unrealized loss on investment securities    111            141
              Treasury stock, at cost - 839 shares             25             25
Total stockholders' equity                                  8,287          6,896
Total liabilities and stockholders' equity               $134,951       $114,410
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Income
                                                     Year Ended December 31,

Dollars in thousands, except per share data      1996        1995         1994

Interest income
Interest and fees on loans                     $4,804      $3,607         $2,194
Interest on Federal funds sold and securities
  purchased under agreements to resell            317         279            815
Interest on other short-term investments          215         192            -
Interest on deposits with banks                     5          10            -
Interest and dividends on investment securities:
        Taxable                                 3,577       3,269          2,503
        Tax-exempt                                116         113             84
Total interest income                           9,034       7,470          5,596

Interest expense
Interest on deposits (Note 9)                   3,514       2,653          1,869
Interest on short-term borrowings                 189         156            179
Interest on long-term debt                         99          20             20
Total interest expense                          3,802       2,829          2,068

Net interest income                             5,232       4,641          3,528
Provision (credit) for possible loan
losses (Note 7)                                    91         486        (1,464)
Net interest income after provision (credit)
         for possible loan losses               5,141       4,155          4,992

Other operating income
Service charges on deposit accounts               592         711            484
Other income (Note 12)                            548         642            855
Net gains on sales of investment securities
(Notes 4 and 5)                                     7          10             36
Total other operating income                    1,147       1,363          1,375

Other operating expenses
Salaries and other employee benefits
(Note 15)                                       2,628       2,455          1,984
Occupancy expense (Note 8)                        289         153            123
Equipment expense (Note 8)                        409         274            200
Other expenses (Note 13)                        1,513       1,363          1,338
Total other operating expenses                  4,839       4,245          3,645

Income before income tax expense                1,449       1,273          2,722
Income tax expense (Note 14)                      504         471            998
                                             -----------------------------------
Net income                                       $945        $802         $1,724
                                             ===================================
Net income per common share  (Note 18)
Primary                                         $8.31       $7.22         $15.51
Fully diluted                                    7.51        6.51          13.90

Primary average common shares outstanding     113,502     111,141        111,141
Fully diluted average common shares
 outstanding                                  127,352     124,991        124,991

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARIES
Consolidated Statement of Changes
in Stockholders' Equity

                                                                                     Net Unrealized
                                                                                     Gain (Loss) on
                                                                                     Investment
                                       Common              Preferred  Retained       Securities  Treasury
                                        Stock    Surplus   Stock      Earnings       AFS         Stock      Total
Dollars in thousands, except per share data

Balance, December 31, 1993              $1,120       $886   $     -       $2,581       $     -     $(25)   $4,562
Net income                                  -          -          -        1,724             -        -     1,724
Net unrealized loss on investment securities upon
       adoption of a change in accounting   -          -          -           -              68       -        68
       principles
Change in unrealized gain (loss) on investment
       securities available for sale        -          -          -           -            (655)      -      (655)
Dividends paid on common stock              -          -          -         (111)            -        -      (111)

Balance, December 31, 1994               1,120        886         -        4,194           (587)     (25)   5,588
Net income                                  -          -          -          802             -        -       802
Proceeds from issuance of preferred stock   -          -         200          -              -        -       200
Change in net unrealized loss on investment
       securities available for sale        -          -          -           -             446       -       446
Dividends paid on common stock              -          -          -         (140)            -        -      (140)

Balance, December 31, 1995               1,120        886        200       4,856           (141)     (25)   6,896
Net income                                  -          -          -          945             -        -       945
Proceeds from issuance of common stock      30         15         -           -              -        -        45
Proceeds from issuance of preferred stock   -          -         527          -                       -       527
Change in net unrealized loss on investment
       securities available for sale        -          -          -           -              30       -        30
Dividends paid on common stock              -          -          -         (154)            -        -      (154)
Dividends paid on preferred stock           -          -          -           (2)            -        -        (2)

Balance, December 31, 1996              $1,150       $901       $727      $5,645         $(111)    $(25)   $8,287

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Cash Flows

                                                      Year Ended December 31,

In thousands                                     1996        1995         1994
                                             -----------------------------------
Operating activities
Net income                                       $945        $802         $1,724
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                 339         191            120
    Provision (credit) for possible loan losses    91         486        (1,464)
    Net (accretion) amortization on
     investment securities                        (15)        151            423
    Net gains on sales and early redemptions
     of investmen                                  (7)        (10)          (36)
    Gains and commissions on loans held for sale (170)       (122)          (64)
(Increase) decrease in accrued interest
     receivable                                  (123)        194          (655)
Deferred income tax (benefit) expense             (53)       (203)           578
(Increase) decrease in other assets                (4)        984        (1,314)
Decrease in other real estate owned                 -          95            -
Increase (decrease)  in accrued expenses and other
liability                                       2,702        (150)           556
Premium paid on branch acquisition               -           -              (90)
                                              ----------------------------------
Net cash provided by (used in)
 operating activity                              3,705       2,418         (222)
                                              ----------------------------------
Investing activities
Loans originated for sale                       (3,776)     (4,594)      (6,525)
Proceeds from sales of loans held for sale       4,210       4,631         6,118
Increase in loans                               (8,912)     (8,256)      (2,370)
Purchase of loans in conjunction with branch
  acquisitions                                   4,035)    (11,479)           -
Decrease (increase) in interest-bearing
  deposits with bank                               247        (321)           -
Proceeds from recoveries of loans previously
   charged off                                     107          97         1,549
Proceeds from maturities of investment securities available for sale, including principal payments and
      early redemptions                         20,917       1,524         3,660
Proceeds from maturities of investment securities held to maturity, including principal payments and early
      redemptions                                4,643      11,127         5,597
Proceeds from sales of investment securities
 available for                                      -           -          2,382
Purchases of investment securities
 available for sale                            (21,221)     (2,745)     (10,246)
Purchases of investment securities
 held to maturity                              (10,025)    (10,669)     (17,315)
Purchases of premises and equipment             (1,382)       (739)        (737)
                                               ---------------------------------
Net cash used in investing activities          (19,227)    (21,424)     (17,887)
                                               ---------------------------------
Financing activities
Deposits assumed in branch acquisitions          7,661         -          25,209
Increase (decrease) in deposits                  7,304      (3,052)       14,297
Increase in short-term borrowings                1,514       3,661       (5,000)
Proceeds from issuance of long-term debt           -         1,500           -
Proceeds from issuance of common stock              45         -             -
Proceeds from issuance of preferred stock          527         200            -
Dividends paid                                    (156)       (140)        (111)
                                               ---------------------------------
Net cash provided by financing activities       16,895       2,169        34,395

                                               ---------------------------------
Net increase (decrease) in cash and
   cash equivalents                              1,373     (16,837)       16,286

Cash and cash equivalents at beginning of year  10,294      27,131        10,845

Cash and cash equivalents at end of year       $11,667     $10,294       $27,131

Cash paid during the year:                     =================================
Interest                                        $3,960      $2,719        $1,768
Income taxes                                       335         991           102

Supplemental schedule for noncash investing activities:
Real estate acquired in settlement of loans        460         212           307
Transfers of investment securities held to maturity
       to (from) investment securities
      available for sale                            -       21,836       (6,437)
See accompanying notes to consolidated financial statements.

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

Federal Home Loan Bank of New York
The Bank, as member of Federal Home Loan Bank of New York "FHLB", is required to hold shares of capital stock of the FHLB based on a specified formula. The FHLB stock is carried at cost.

Investment securities held to maturity and investment securities available for sale Investment securities are designated as held to maturity or available for sale at the time of acquisition. Securities that the Corporation has the intent and ability at the time of purchase to hold until maturity are designated as held to maturity. Investment securities held to maturity are stated at cost and adjusted for amortization of premiums to the earlier of maturity or call date and accretion of discount to maturity.

Securities to be held for indefinite periods of time but not intended to be held until maturity or on a long-term basis are classified as investment securities available for sale. Securities held for indefinite periods of time include securities that the Corporation intends to use as part of its interest rate sensitivity management strategy and that may be sold in response to changes in interest rates, resultant risk and other factors. Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred tax. Gains and losses realized from the sales of securities available for sale are determined using the specific identification method.

The Corporation holds in its investment portfolios mortgage-backed securities. Such securities are subject to changes in the prepayment rates of the underlying mortgages, which may affect both the yield and maturity of the securities.

Loans held for sale
The Bank originates mortgage loans for sale. Premiums received from purchasers on sales of conventional nonguaranteed one-to-four family mortgage loans are recorded as income when received. Once the determination to sell a loan has been made, it is transferred to loans held for sale and carried at the lower of remaining principal balance or market value. Loans held for sale include residential mortgage loans originated with the intent to sell. Loans held for sale are carried at the lower of aggregate cost or fair value.


Loans
Loans are stated at the principal amounts outstanding, net of unearned discount and deferred loan fees. Interest income is accrued as earned, based upon the principal amounts outstanding. Loan origination fees and certain direct loan origination costs, as well as unearned discount, are deferred and recognized over the life of the loan revised for loan prepayments, as an adjustment to the loan's yield. Recognition of interest on the accrual method is generally discontinued when a loan contractually becomes 90 days or more past due or a reasonable doubt exists as to the collectibility of the loan, unless such loans are well-secured and in the process of collection. At the time a loan is placed on a nonaccrual status, previously accrued and uncollected interest is generally reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when it is current as to principal and interest.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" (SFAS 118) were adopted prospectively by the Bank on January 1, 1995. These statements address the accounting for impaired loans and specify how allowances for loan losses related to these impaired loans should be determined. The adoption of the statements did not affect the level of the overall allowance for loan losses or the operating results of the Bank. Income recognition and charge-off policies were not changed as a result of the adoption of SFAS No. 114 and SFAS No. 118.

The Corporation has defined the population of impaired loans to be all nonaccrual loans of $100,000 or more considered by management to be inadequately secured and subject to risk of loss. Impaired loans of $100,000 or more are individually assessed to determine that the loan's carrying value does not exceed the fair value of the underlying collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage and installment loans, are specifically excluded from the impaired loan portfolio. Where impaired loans are carried at the present value of expected future cash flows, any change in such value is included with the provision for possible loan losses. There were no impaired loans recorded during 1996.

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

Other real estate owned
Other real estate owned acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the reserve for possible loan losses. Operating results including any future writedowns of other real estate owned, rental income and operating expenses, are included in "Other expenses".

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

Net income per common share
Primary income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. Common shares issuable upon conversion of the subordinate debentures have been excluded from the computation of primary income per common share as they are not considered to be common stock equivalents. On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures from the date of issue.

Stock-based compensation
On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which permits entities to recognize as expense over a vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 stock based-compensation as applicable. The Corporation has made no stock-based awards to employees or directors during 1996 or 1995.

Reclassifications
Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements in order to conform with the 1996 presentation.

Note 2   Restrictions on cash and due from banks
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposits levels. These reserve balances averaged $1,028,000 in 1996 and $857,000 in 1995.

Note 3 Federal funds sold and securities purchased under agreements to resell Federal funds sold averaged $6.0 million during 1996 and $4.9 million in 1995, while the maximum balance outstanding at any month-end during 1996 and 1995 was $11.6 million and $10.2 million, respectively. During 1996, securities purchased under agreements to resell averaged $41,000. There were no such transactions outstanding at any month-end. During 1995, there were no such transactions. The aforementioned repurchase agreements were collateralized by U.S. Treasury securities held for the benefit of the Bank at the Federal Reserve Bank.

Note 4   Investment securities available for sale
The amortized cost and market values at December 31 of investment securities available for sale were as follows:
                                                  Gross       Gross
                                    Amortized   Unrealized  Unrealized    Market
1996 In thousands                     Cost        Gains       Losses       Value
================================================================================
U.S. Treasury securities
  and obligations of U.S. ......
government agencies ............     $11,322     $   127     $    81     $11,368
Other securities:
  Mortgage-backed ..............      18,900         111         265      18,746
  Equity securities ............         883          --          --         883

                                     -------      -------     -------    -------
Total ..........................     $31,105     $   238     $   346     $30,997
================================================================================

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Market
1995 In thousands                           Cost     Gains      Losses     Value
================================================================================
U.S. Treasury securities                   $14,670   $   276   $   165   $14,781
Mortgage-backed
  securities ...........................    15,613        93       339    15,367
Equity securities ......................       461        --        --       461
                                           -------    -------   -------  -------
Total ..................................   $30,744   $   369   $   504   $30,609
================================================================================

At December 31, 1996, the Corporation held structured notes with a total amortized cost of $3,477,000 and a related market value of $3,424,000, reflecting gross unrealized depreciation of $53,000.

At December 31, 1995, the Corporation held structured notes with a total amortized cost of $4,459,000 and a related market value of $4,330,000, reflecting gross unrealized depreciation of $129,000. The Corporation also held structured notes in the held to maturity portfolio at December 31, 1996 and December 31, 1995

The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 1996 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                         Amortized        Market
In thousands                                                Cost           Value
================================================================================
Due within one year:
  U.S. Treasury securities and obligations
    of U.S. Government agencies ....................       $ 1,000       $   985
    Mortgage-backed securities .....................           786           790
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies ....................         7,747         7,730
  Mortgage-backed securities .......................         5,091         5,084
Due after five year but within ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies ....................            --            --
  Mortgage-backed securities .......................           418           430
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies ....................         2,575         2,653
  Mortgage-backed securities .......................        12,605        12,442
                                                           -------       -------
Total ..............................................       $30,222       $30,114
 ===============================================================================

There were no sales of investment securities available for sale during 1996 and 1995, while $1 million of securities were called prior to maturity during 1996, resulting in no gains or losses.

All interest and dividends on investment securities available for sale was taxable in 1996, 1995 and 1994.

Investment securities available for sale having an amortized cost of $29,579,000 were pledged to secure public funds at December 31, 1996.

Note 5   Investment securities held to maturity
The book and market values as of December 31 of investment securities held to maturity were as follows:
                                                    Gross       Gross
                                          Book   Unrealized  Unrealized   Market
1996 In thousands                         Value     Gains       Losses     Value
================================================================================
U.S. Treasury securities
  and obligations of U.S.
  Government agencies...............    $16,849   $    131   $    268    $16,712
Obligations of state and
  political subdivisions............      2,536         14         24      2,526
Other securities:
  Mortgage-backed ..................     10,481         13        215     10,279
                                        --------     -------   -------   -------

Total ..............................    $29,866    $   158    $   507    $29,517
================================================================================

                                                   Gross       Gross
                                       Book     Unrealized   Unrealized   Market
1995 In thousands                      Value       Gains       Losses      Value
================================================================================
U.S. Treasury securities
  and obligations of U.S. ......
  Government agencies ..........     $12,124     $   184     $    79     $12,229
Obligations of state and
  political subdivisions .......       2,536          26          18       2,544
Other securities:
  Mortgage-backed ..............       9,834          35         208       9,661
                                      ------       ------      ------     ------
Total ..........................     $24,494      $  245      $  305     $24,434
================================================================================

At December 31, 1996, the Corporation held structured notes with a total amortized cost of $2,750,000 and a related market value of $2,660,000, reflecting gross unrealized depreciation of $90,000. Comparable amounts as of a year earlier were $3,750,000, $3,673,000 and $72,000, respectively.

The book value and the market value of investment securities held to maturity presented below as of December 31, 1996 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayment of the underlying mortgages.
                                                              Book        Market
In thousands                                                 Value         Value
================================================================================
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies ....................       $ 6,860       $ 6,871
  Mortgage-backed securities .......................         6,441         6,393
  Obligations of states and
  political subdivisions ...........................         2,132         2,123
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies ....................         9,299         9,161
  Mortgage-backed securities .......................         2,078         2,048
  Obligations of states and
  political subdivisions ...........................           404           403
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies ....................           690           680
  Mortgage-backed securities .......................         1,962         1,838
                                                             ------       ------
Total ..............................................       $29,866       $29,517
================================================================================


There  were no sales  of  securities  held to  maturity  in 1996 or 1995,  while
$2,988,000 of investment securities were called prior to maturity during 1996, resulting in net gains of $7,000 in 1996 and $10,000 in 1995.

Interest and dividends on investment securities held to maturity was as follows:
In thousands                               1996            1995            1994
================================================================================
Taxable ........................          $1,628          $2,594          $1,795
Tax-exempt .....................             116             113              84
                                          ------          ------          ------
Total ..........................          $1,744          $2,707          $1,879
================================================================================

Investment securities held to maturity having a book value of $17,638,000 were pledged to secure public funds at December 31, 1996.

Note 6   Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:
In thousands                                             1996             1995
================================================================================
Commercial .................................           $19,634           $18,002
Real estate ................................            37,448            26,764
Installment ................................               443               372
                                                       -------           -------
Total loans ................................            57,525            45,138
Less: Unearned income ......................               397               399
                                                       -------           -------
Loans ......................................           $57,128           $44,739
================================================================================
Loans guaranteed by the Small Business Administration totalling $5,156,000 were pledged as collateral for borrowings under a note issued to the U.S. Treasury Department at December 31, 1996.

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued, renegotiated loans whose terms have been modified due to the borrower's financial difficulties and nonaccrual loans.
At December 31, nonperforming loans were as follows:
In thousands                                                  1996         1995
================================================================================
Nonaccrual loans .....................................       $1,025       $  839
Loans with interest or principal 90
  days or more past due and still accruing ...........           33           31
                                                            -------       ------
Total nonperforming loans ............................       $1,058       $  870
================================================================================
The effect of nonaccrual loans on income before taxes is presented below.
In thousands                                   1996          1995          1994
================================================================================
Interest income foregone .............       $  (61)       $  (52)       $  (68)
Interest income received .............          106            55            90
                                              ------        ------        ------
                                             $   45        $    3        $   22
================================================================================

At December 31, 1996, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest.

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

Note 7   Reserve for possible loan losses
Transactions in the reserve for possible loan losses are summarized as follows:
In thousands                                       1996        1995        1994
================================================================================
Balance, January 1 ........................     $   650     $   625     $   700
Provision (credit) for possible loan
  losses ..................................          91         486      (1,464)
Recoveries of loans previously
  charged off .............................         107          98       1,549
                                                 -------    --------    --------
                                                    848       1,209         785
Less: Charge-offs .........................          98         559         160
                                                 -------    --------    --------
Balance, December 31 ......................     $   750     $   650     $   625
================================================================================
Included in 1994 is the $1,425,000 recovery of a loan previously charged off in 1989, along with the related effects on the provision (credit) for possible loan losses.

Note 8   Premises and equipment
A summary of premises and equipment at December 31 follows:
In thousands                                                    1996       1995
--------------------------------------------------------------------------------
Land .....................................................     $  274     $  240
Premises .................................................      1,035        733
Furniture and equipment ..................................      1,677      1,091
Building improvements ....................................      1,773      1,341
                                                               ------     ------
Total cost ...............................................      4,759      3,405
Less: Accumulated depreciation and amortization                 1,428      1,117
                                                               ------     ------
Net book value ...........................................     $3,331     $2,288
--------------------------------------------------------------------------------

Depreciation  and  amortization   expense  charged  to  operations  amounted  to
$339,000, $191,000, and $120,000 in 1996, 1995, and 1994, respectively.

Note 9   Deposits
Deposits at December 31 are presented below.
In thousands                                               1996           1995
================================================================================
Noninterest bearing
  Demand .......................................          13,699        $ 12,925
  Savings ......................................             469             469
  Time .........................................          12,522          11,319
                                                        --------       --------
Total noninterest bearing deposits .............          26,690          24,713
                                                        --------        --------
Interest bearing
  Savings ......................................          37,058          36,550
  Time .........................................          52,106          39,626
                                                        --------        --------
Total interest bearing deposits ................          89,164          76,176
                                                        --------        --------
Total deposits .................................        $115,854        $100,889
================================================================================

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:
In thousands                                                 1996          1995
================================================================================
Three months or less .................................      $25,967      $20,265
Over three months but within six months ..............       15,023        3,085
Over six months but within twelve months .............        2,557        2,557
Over twelve months ...................................        3,943        5,760
                                                            -------      -------
Total deposits .......................................      $47,490      $31,627
================================================================================

Interest expense on certificates of deposits of $100,000 or more was $1,850,000, $895,000 and $469,000 in 1996, 1995 and 1994, respectively.

Note 10     Accrued expenses and other liabilities
At December 31, 1996, accrued expenses and other liabilities included a noncash item for $2,876,000 that was inadvertently submitted to the Federal Reserve Bank for collection in December, 1996 and for which credit was received. The Federal Reserve Bank has been advised of this item and the Bank anticipates that a claim will eventually be made.

Note 11   Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.

                                              Average
                                              Interest         Average   Maximum
                                              Rate on Average  Interest  Balance
                                     Decem-   Decem-  Balance  Rate      at any
                                     ber 31   ber 31  During   During    Month-
Dollars in thousands                 Balance  Balance the Year the Year  end
================================================================================
1996
Federal funds purchased and
 securities sold under repurchase
 agreements ...........              $  --      --%  $   755     5.51%   $ 7,000
Demand note issued
 to the U.S. Treasury .               5,175    5.16    2,865     5.13      8,000
                                     -------  -------  -------  -------  -------
Total .................               5,175    5.16$   3,620     5.21%   $15,000
================================================================================
1995
Federal funds purchased and securities
  sold under repurchase
  agreements ...................     $ --        -%     $   70    4.87%   $2,000
Demand note issued
  to the U.S. Treasury .........      3,661     5.37     2,710    5.61     7,541
                                     -------  -------  -------  -------  -------
Total ..........................     $3,661     5.37%   $2,780    5.63%   $9,541
================================================================================

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $5,998,000, along with loans guaranteed by the Small Business Administration totalling $5,156,000.

Note 12  Long-term debt
In thousands                                                  1996        1995
================================================================================
5.25% capital note, due December 28, 2005 ............       $1,500      $ 1,500
8.00% mandatory convertible debentures,
  due July 1, 2003 ...................................          249          249
                                                             -------     -------
Total ................................................       $1,749       $1,749
================================================================================

Interest is payable semiannually on January 15 and July 15 on the convertible debentures. The debentures convert into CNBC common stock upon maturity and are convertible by the holder at any time on or before the maturity, unless previously redeemed by the Corporation into CNBC common stock at a conversion price of $18.00 per share, subject to adjustment upon the occurrence of certain events, including, among other things, the issuance of common stock as a per share price of less than $18.00 or the issuance of rights or options to purchase shares of common stock at a price of less than $18.00 per share.

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

On December 29, 1995, the Corporation issued a $1.5 million capital note to a subsidiary of a major insurance company, due December 28, 2005. Interest is payable semiannually on the capital note on June 29 and December 29, with principal payments commencing semiannually in June, 2001.

The note agreement includes restrictive covenants including the creation of liens on Bank assets, the sale of such assets and certain limitations on investments and dividend payments and requires the maintenance of certain capital levels and earning performance, asset quality and reserve for possible loan loss ratios.

Note 13  Other operating income and expenses
The following table presents the major items of other operating income and expenses:
In thousands                                            1996      1995      1994
================================================================================
Other operating income
Income from loans purchased from
  Resolution Trust Corporation prior
  to loan closing ................................      $--       $198      $339
Unrecorded interest income collected
  on loans charged off in 1989 ...................       --        --        175
Service charge income ............................       217       162       158
Other operating expenses
Professional fees ................................       211       181       234
FDIC deposit insurance ...........................       141       168       201
Stationery and supplies expense ..................       141       115       147
Data processing ..................................       157       115       103
================================================================================

Income from loans purchased from the Resolution Trust Corporation ("RTC") represents income earned from $1.3 million of funds which were committed to loans acquired from the RTC in January, 1995 in connection with a branch acquisition, as well as interest on the difference between the amount of loans committed and the aforementioned $1.3 million. This income was recorded because of the RTC's agreement to compensate the Bank on the entire loan commitment balance, whether or not the loans were purchased. The amounts were recorded as other operating income because there were no earning assets for which to record interest income.

Note 14  Income taxes
The components of income tax expense are as follows:
In thousands                                              1996     1995     1994
================================================================================
Current
Federal ..............................................   $ 476    $ 571    $ 413
State ................................................      81      103        7
                                                          -----   -----    -----
Total current income tax expense .....................     557      674      420
                                                          -----   -----    -----
Deferred
Federal ..............................................     (45)    (172)     407
State ................................................      (8)     (31)     171

Total deferred income tax (benefit) expense...........     (53)    (203)     578
                                                          -----    -----   -----
Total income tax expense..............................    $ 504    $ 471   $ 998
================================================================================

A reconciliation between income tax expense and the total expected federal income tax is computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:
In thousands                                       1996        1995         1994
================================================================================
Federal income tax at statutory rate .......      $ 493       $ 433       $ 925
Increase (decrease) in income tax
  expense resulting from:
  State income taxes, net of federal
    benefit ................................         48          48         118
 Tax-exempt income .........................        (39)        (34)        (28)
 Life insurance ............................        (10)         (7)         --
 Other, net ................................         12          31         (17)
                                                  -------     ------      ------
Total income tax expense ...................       $ 504      $ 471       $ 998
================================================================================

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:
In thousands                                                  1996         1995
================================================================================
Deferred tax assets
Unrealized loss on investment securities
  available for sale .................................       $  44        $  55
Deferred compensation ................................          31           21
Other ................................................          25           19
                                                              -----        -----
Total deferred tax assets ............................         100           95
Less: Valuation allowance ............................           7            7
                                                              -----        -----
Deferred tax asset ...................................          93           88
                                                              -----        -----
Deferred tax liabilities
Reserve for possible loan losses .....................         307          343
Premises and equipment ...............................          13           14
Investment securities held to maturity ...............           3            3
                                                              -----        -----
Deferred tax liability ...............................         323          360
                                                              -----        -----
Net deferred tax liability ...........................       $(230)       $(272)
================================================================================

The net deferred liability represents the anticipated federal and state tax liability to be incurred in future years upon the utilization of the underlying tax attributes comprising this balance. Management believes, based on current estimates of future taxable earnings, that more likely than not there will be sufficient taxable income in future years to realize the net deferred tax asset.

The valuation allowance amounted to $7,000 at December 31, 1996 and 1995. The valuation allowance at December 31, 1996 and 1995 is attributable to the state tax benefit of deductible timing differences.

Note 15  Employee benefit plans
In 1994, the Corporation established an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Corporation provides matching contributions of 25% of the first 4% of basic participant salaries along with a 1% discretionary contribution, subject to a vesting schedule. Contribution expense amounted to $55,000 in 1996, $36,000 and $33,000 in 1994.

The aforementioned plan replaced a noncontributory retirement plan which was terminated in 1994. Proceeds from the termination were rolled over into the employee savings plan.

The Corporation awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 1996, 1995 and 1994 amounted to $90,000, $119,000 and $120,000, respectively.

During 1996, the Corporation established a nonqualified retirement plan for directors. Benefits funded through a bank-owned life insurance policy. Expenses incurred under this plan totalled $10.000 while income from the increased cash surrender value amounted to $3.000.

Note 16  Preferred stock
The Corporation is authorized to issue noncumulative perpetual preferred stock in one or more series, with no par value. Shares of preferred stock have preference over the Corporation's common stock with respect to the payment of dividends. Different series of preferrerd stock may have different stated or liquidation values as well as different rates. Dividends are paid annually.

Set forth below is a summary of the Corporation's preferred stock outstanding.

             Date           Dividend  Stated      Number        December 31,
             Issued         Rate      Value       of Shares   1996       1995
================================================================================


Series A ..  12/96            6.00% $ 25,000           8    $200,000    $200,000
Series B ..  03/96            8.00    25,000          20     500,000        --
Series C ..  02/96            8.00       250         108      27,000        --
                                                            --------    --------
                                                            $727,000    $200,000
================================================================================

Note 17Restrictions on subsidiary bank dividends
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time.

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

Under this limitation, the Bank could declare dividends in 1997 without prior OCC approval of up to $1,800,000 plus the current year's net profit up to the date of the declaration, subject to the restrictive covenants under long-term debt agreements included in Note 12.

Note 18  Net income per common share
The following table summarizes the computation of net income per common share.
In thousands, except per share data               1996        1995        1994
================================================================================
Net income ................................   $     945    $     802   $   1,724
Dividends paid on preferred stock .........          (2)        --          --
                                               --------     --------    --------
Net income applicable to
  primary common shares ...................         943          802       1,724
Interest expense on convertible
  subordinated debentures,
  net of income taxes .....................          13           13          13
                                               --------     --------    --------
Net income applicable to fully diluted
  common shares ...........................   $     956    $     815   $   1,737
================================================================================
Number of average common shares
Primary ...................................     113,498      111,141     111,141
                                               --------     --------    --------
Fully diluted:
  Average common shares
    outstanding ...........................     113,498      111,141     111,141
  Average convertible subordinate
     debentures converted to
     common shares ........................      13,850       13,850      13,850
                                               --------     --------    --------
                                                127,348      124,991     124,991
================================================================================
Net income per common share
Primary ...................................   $    8.31    $    7.22   $   15.51
Fully diluted .............................        7.51         6.51       13.90
================================================================================

Note 19         Related party transactions
Various directors and executive officers of the Corporation and its subsidiary, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 1996 and 1995. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $349,000 and $366,000 at December 31, 1996 and 1995, respectively. The highest amount of such indebtedness during both 1996 and 1995 amounted to $375,000. During 1996, $14,000 of new loans were made.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 1996.

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

Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 1996 and 1995. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 1996 and 1995.

The following table presents the carrying amounts and fair values of financial instruments at December 31:
                                             1996                   1995
================================================================================
                                    Carrying       Fair     Carrying        Fair
In thousands                           Value      Value        Value       Value
================================================================================
Financial assets
Cash and other short-term
  investments ..................    $ 11,741   $  11,741   $  10,615     $10,615
Investment securities AFS ......      30,997      30,997      30,609      30,609
Investment securities HTM ......      29,866      29,517      24,494      24,434
Loans ..........................      56,378      57,368      44,089      42,509
Loan held for sale .............         291         291         555         555

Financial liabilities
Deposits .......................    $115,854    $115,804    $100,889    $ 99,570
Short-term borrowings ..........       5,175       5,175       3,661       3,661
Long-term debt .................       1,749       1,634       1,749       1,107
================================================================================

Note 21Commitments and contingencies
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

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

At December 31,1996 and 1995 the Bank had mortgage commitments of $3,183,000 and $703,000, unused corporate lines of credit of $13,200,000 and $11,600,000, and $1,543,000 and $1,650,000 of other loan commitments.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

Note 23  Parent company information
--------------------------------------------------------------------------------
Condensed financial statements of the parent company only are presented below. Condensed Balance Sheet
                                                                    December 31,
In thousands                                                 1996          1995
================================================================================
Assets
Cash and cash equivalents ..........................       $    26       $     4
Investment in subsidiary ...........................         9,837         8,532
Due from subsidiary ................................           249           249
Other assets .......................................            45            11
                                                           -------       -------
Total assets .......................................       $10,157       $ 8,796
================================================================================
Liabilities and stockholders' equity
Other liabilities ..................................       $    10       $    10
Long-term debt .....................................         1,749         1,749
                                                           -------       -------
Total liabilities ..................................         1,759         1,759
Stockholders' equity ...............................         8,398         7,037
                                                           -------       -------
Total liabilities and stockholders' equity .........       $10,157       $ 8,796
================================================================================
Condensed Statement of Income
                                                       Year Ended December 31,
In thousands                                         1996        1995       1994
================================================================================
Income
Dividends from subsidiary ....................     $  194      $  141     $  112
Interest from subsidiary .....................         20          20         20
                                                    ------     ------     ------
Total income .................................        214         161        132
                                                    ------     ------     ------
Expenses
Interest expense .............................         99          20         20
Other operating expenses .....................          7          --         --
Income tax benefit ...........................        (34)         --         --
                                                    ------     ------     ------
Total expense ................................         72          20         20
                                                    ------     ------     ------
Income before equity in undistributed
  net income of subsidiary ...................        142         141        112
Equity in undistributed income
  of subsidiary ..............................        803         661      1,612
                                                    ------     ------     ------
Net income ...................................     $  945       $ 802     $1,724
================================================================================

Condensed Statement of Cash Flows
                                                     Year Ended December 31,
--------------------------------------------------------------------------------
In thousands                                        1996      1995      1994
================================================================================
Operating activities
Net income ...................................   $   945    $   802    $ 1,724
Adjustments to reconcile net income
  to cash from (used in) operating activities:
    Equity in undistributed net income
      of subsidiary ..........................      (803)      (661)    (1,612)
    Increase in other assets .................       (34)        (1)       --
                                                   -------    -------   -------
Net cash from operating activities ...........       108        140        112
                                                   -------    -------   -------
Investing activities
Capital contribution to subsidiary ...........      (500)    (1,700)       --
                                                   -------    -------   -------
Net cash applied to investing activities .....      (500)    (1,700)       --
                                                   -------    -------   -------
Financing activities
Proceeds from issuance of
  long-term debt .............................        --      1,500        --
Proceeds from issuance of common stock .......        45        --         --
Proceeds from issuance of preferred
  stock ......................................       527        200        --
Dividends paid ...............................      (156)      (140)      (111)
                                                   -------    -------   -------
Net cash from (applied to) financing
  activities .................................       416      1,560       (111)
                                                   -------    -------   -------
Increase in cash and cash equivalents ........        22         --          1
Cash and cash equivalents at
  beginning of year ..........................         4          4          3
                                                   -------    -------   -------
Cash and cash equivalents at
  end of year ................................   $    26    $     4    $     4
================================================================================

Note 24  Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1996, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on such bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well-capitalized if it has a leverage capital ratio of at least 5.0% a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by FDIC about capital components, risk weighings and other factors.

Management believes that, as of December 31, 1996, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summery of the Bank's actual capital amounts and ratios as of December 31, 1996 and 1995, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized
Bank:


In thousands                           FDIC Requirements
================================================================================
                                         Minimum Capital  For Classification
                         Bank Actual        Adequacy      as Well-Capitalized
                         -----------       -----------       -----------
                        Amount   Ratio     Amount   Ratio   Amount   Ratio
December 31, 1996
 Leverage (Tier 1)..    $9,771    7.01%   $5,578   4.00%   $ 6,972    5.00%
  capital...........
 Risk-based capital:
  Tier 1 ...........     9,771   16.65     2,347   4.00      3,521    6.00
  Total ............    10,754   18.33     4,694   8.00      5,868   10.00
December 31, 1995
 Leverage (Tier 1)..     8,456    7.45     4,540   4.00      5,676    5.00
  capital...........
 Risk-based capital:
  Tier 1 ...........     8,456   20.47     1,652   4.00      2,478    6.00
  Total ............     9,221   22.33     3,304   8.00      4,130   10.00

Note 25  Summary of quarterly financial information (unaudited)
                                      1996
--------------------------------------------------------------------------------
Dollars in thousands,               First    Second      Third    Fourth
  except per share data           Quarter    Quarter    Quarter   Quarter
================================================================================
Interest income ..............   $ 2,057    $ 2,225    $ 2,346    $ 2,406
Interest expense .............       787        887      1,006      1,122
                                 -------    -------    -------    -------
Net interest income ..........     1,270      1,338      1,340      1,284
Provision (credit) for
  possible loan losses .......        10         23         32         26
Net gains (losses) on sales of
  investment securities ......        10         (1)        (1)        (1)
Other operating income .......       312        300        240        288
Other operating expenses .....     1,164      1,164      1,320      1,191
                                 -------    -------    -------    -------
Income before income
  taxes ......................       418        450        227        354
Income tax expense ...........       146        157         82        119
                                 -------    -------    -------    -------
Net income ...................    $272       $  293    $   145    $   235
================================================================================
Net income per share
  (primary) ..................   $  2.37    $  2.55    $  1.25    $  2.14
================================================================================
Net income per share
  (fully diluted) ............   $  2.10    $  2.27    $  1.12    $  2.02
================================================================================

                                        1995
--------------------------------------------------------------------------------
Dollars in thousands,             First      Second     Third      Fourth
  except per share data           Quarter    Quarter    Quarter    Quarter
================================================================================
Interest income ..............   $ 1,736    $ 1,850    $ 1,911    $ 1,973
Interest expense .............       673        681        728        747
                                 -------    -------    -------    -------
Net interest income ..........     1,063      1,169      1,183      1,226
Provision (credit) for
  possible loan losses .......       122         (4)        32        336
Net gains (losses) on sales of
  investment securities ......        --         (1)        (1)        12
Other operating income .......       513        321        249        270
Other operating expenses .....       981      1,071      1,133      1,060
                                 -------    -------    -------    -------
Income before income
  tax expense ................       473        422        266        112
Income tax expense ...........       175        156         90         50
                                 -------    -------    -------    -------
Net income ...................   $   298    $   266    $   176    $    62
================================================================================
Net income per share
  (primary) ..................   $  2.68    $  2.39    $  1.59    $   .56
================================================================================
Net income per share
  (fully diluted) ............   $  2.41    $  2.14    $  1.44    $   .52
================================================================================

Note 26Recent Accounting Pronouncements
In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). SFAS 125 amends portions of SFAS 115, amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65, and supersedes SFAS 122. The statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interest in the assets that are transferred. As issued, SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

In December, 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", an amendment of FASB Statement No. 125 which defers for one year the effective date (a) of paragraph 15 of SFAS No. 125 and (b) for repurchase agreement dollar-roll, securities lending and similar transactions, of paragraph 9-12 and 237 (b) of SFAS No. 125. The adoption of these statements is not expected to have a material effect on the Bank's financial condition or results of operations.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There were no changes in or disagreements with accounts during 1995.

Part III

Item 10. Directors and Executive Officers of the Registrant The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997.

Item 11.      Executive Compensation
The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement.

Item 13. Certain Relationships and Related Transactions The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement.


Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following exhibits are incorporated herein by reference or are annexed to this Annual Report:
(a) The required financial statements and the related independent auditor's report are included in Item 8.
(b) The required exhibits are included as follows:

  (3)(i)Certificate of Designation Establishing the Series C and Fixing the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights, and the Qualifications, Limitations and Restrictions,of the 8% Noncumulative Perpetual Preferred Stock,Series C.

  (11) Statement regarding computation of per share earnings. The required information is included on page 25.

  (12) Ratios have been computed using the average daily balances of the respective asset, liability and stockholders' equity accounts.

  (13) Annual Report to security holders for the fiscal year ended December 31, 1996.
  (21) Subsidiaries of the registrant. The required information is included on page 3.
  (24)  Power of Attorney is located on the signature page.

  (27)  Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

By:        /s/ Louis E. Prezeau         By:        /s/ Edward R. Wright
           Louis E. Prezeau                        Edward R. Wright
               President                        Chief Financial Officer
                  and                                    and
        Chief Executive Officer               Principal Accounting Officer

Date:       March 26, 1997              Date:       March 26, 1997

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

Signature                           Title                             Date

/s/ Douglas E. Anderson             Director                      March 26, 1997
Douglas E. Anderson                 Chairperson of the Board

/s/ Barbara Bell                    Director,                     March 26, 1997
Barbara Bell

/s/ Leon Ewing                      Director                      March 26, 1997
Leon Ewing

/s/ Eugene Giscombe                 Director                      March 26, 1997
Eugene Giscombe

/s/ Norman Jeffries                 Director                      March 26, 1997
Norman Jeffries

/s/ Louis E. Prezeau                Director,                     March 26, 1997
Louis E. Prezeau                    President and Chief
                                    Executive Officer

/s/ Lemar C. Whigham                Director                      March 26, 1997
Lemar C. Whigham