Form 10-Q
period 1997-03-31
CITY NATIONAL BANCSHARES CORP
filed 1997-05-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

The aggregate market value of voting stock held by non affiliates of the Registrant as of May 12, 1997 was approximately $1,304,960.

There were 114,141 shares of common stock outstanding at May 12, 1997.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheet


                                                         March 31,  December 31,
Dollars in thousands, except per share data                   1997          1996
================================================================================
Assets
Cash and due from banks ............................      $  4,138      $  2,767
Federal funds sold .................................         3,000         8,900
Interest bearing deposits
  with banks .......................................            59            74
Investment securities
  available for sale ...............................        29,280        30,997
Investment securities held
  to maturity (Market value
  of $28,855 at March 31, 1997
   and $29,517 at December 31, 1996) ...............        29,579        29,866
Loans held for sale ................................           200           291
Loans ..............................................        56,702        57,128
Less: Reserve for possible
  loan losses ......................................           760           750
                                                          --------      --------
Net loans ..........................................        55,942        56,378
                                                          --------      --------
Premises and equipment .............................         3,312         3,331
Accrued interest receivable ........................           882         1,078
Other real estate owned ............................           648           672
Other assets .......................................         1,556           597
                                                          --------      --------
Total assets .......................................      $128,596      $134,951
                                                          ========      ========
Liabilities and Stockholders' Equity
Deposits:
  Demand ...........................................      $ 12,798      $ 13,699
  Savings ..........................................        35,463        37,527
  Time .............................................        58,191        64,628
                                                          --------      --------
Total deposits .....................................       106,452       115,854
Short-term borrowings ..............................         5,832         5,175
Accrued expenses and
  other liabilities ................................         4,154         3,886
Long-term debt .....................................         3,749         1,749
                                                          --------      --------
Total liabilities ..................................       120,187       126,664

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value:
  Authorized 100,000 shares;
  128 shares  issued and
  outstanding in 1997 and 1996 .....................           727           727
  Common stock, par value $10:
    Authorized 400,000 shares;
    114,980 shares issued in 1997
    and 1996, 114,141 shares
    outstanding in 1997 and 1996 ...................         1,150         1,150
  Surplus ..........................................           901           901
  Retained earnings ................................         5,854         5,645
  Less:
    Net unrealized loss on
      investment securities
      available for sale ...........................           198           111
    Treasury stock, at cost -
      839 shares ...................................            25            25
                                                           --------     --------
Total stockholders' equity .........................         8,409         8,287
                                                          --------      --------
Total liabilities and stockholders' equity .........      $128,596      $134,951
                                                          ========      ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Income
                                                    Three months ended March 31,
Dollars in thousands, except per share data                  1997           1996
================================================================================
Interest income
Interest and fees on loans .......................       $  1,253       $  1,045
Interest on Federal funds sold and
  securities purchased under
  agreements to resell ...........................            121            158
Interest on other short term investments
Interest on deposits with banks ..................              1              2
Interest and dividends on investment
   securities:
   Taxable .......................................            897            823
   Tax-exempt ....................................             29             29
                                                          -------       --------
Total interest income ............................          2,301          2,057
                                                          --------      --------
Interest expense
Interest on deposits .............................            921            725
Interest on short-term borrowings ................             48             37
Interest on long-term debt .......................             36             25
                                                         --------       --------
Total interest expense ...........................          1,005            787
                                                         --------       --------
Net interest income ..............................          1,296          1,270
Provision for possible loan losses ...............             27             10
                                                         --------       --------
Net interest income after
  provision for possible loan losses .............          1,269          1,260
                                                         --------       --------
Other operating income
Service charges on deposit accounts ..............            143            143
Other income .....................................            158            169
Net gain on sales of investment
  securities .....................................             21             10
                                                         --------       --------
Total other operating income .....................            322            322
                                                         --------       --------
Other operating expenses
Salaries and other employee benefits .............            641            661
Occupancy expense ................................             87             64
Equipment expense ................................             97             73
Other expenses ...................................            369            366
                                                         --------       --------
Total other operating expenses ...................          1,194          1,164
                                                                        --------
Income before income tax expense .................            397            418
Income tax expense ...............................            144            146
                                                         --------       --------
Net income .......................................       $    253       $    272
                                                         ========       ========
Net income per share
Primary ..........................................       $   1.83       $   2.37
Fully diluted ....................................           1.66           2.10
                                                         ========       ========
Primary average shares outstanding ...............        114,141        113,501
Fully diluted average shares outstanding .........        127,991        127,351
                                                         ========       ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARY

Consolidated Statement of Changes
in Stockholders' Equity
                                                                                               Net Unrealized
                                                                                               Loss on Invest-
                                                       Common             Preferred  Retained  ment Securities    Treasury
Dollars in thousands, except per share data            Stock    Surplus     Stock    Earnings  Available for Sale  Stock       Total
====================================================================================================================================
Balance, December 31, 1995 ........................   $ 1,120    $   886        200   $ 4,856      $  (141)      $   (25)   $ 6,896
Net income ........................................      --         --         --         272         --            --          272
Proceeds from issuance of stock ...................        30         15        527      --           --            --          572
Change in net unrealized loss on ..................      --         --         --        --           --
  investment securities available for sale ........       (18)       (18)
Dividends paid on common stock ....................      --         --         --          (2)        --            --           (2)
                                                      -------    -------    -------   -------      -------       -------    -------
Balance, March 31, 1996 ...........................   $ 1,150    $   901    $   727   $ 5,126      $  (159)      $   (25)   $ 7,720
                                                      =======    =======    =======   =======      =======       =======    =======

Balance, December 31, 1996 ........................   $ 1,150    $   901    $   727   $ 5,645      $  (111)      $   (25)   $ 8,287
Net income ........................................      --         --         --         253         --            --          253
Proceeds from issuance of stock ...................      --         --         --        --           --            --            0
Change in net unrealized loss on
  investment securities available for sale ........      --         --         --        --            (87)         --          (87)
Dividends paid on preferred stock .................      --         --         --         (44)        --            --          (44)
                                                      -------    -------    -------   -------      -------       -------    -------
Balance, March 31, 1997 ...........................   $ 1,150    $   901    $   727   $ 5,854      $  (198)      $   (25)   $ 8,409
                                                      =======    =======    =======   =======      =======       =======    =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows

                                                    Three Months Ended March 31,
In thousands                                                 1997        1996
================================================================================
Operating activities
Net income .............................................   $    253    $    272
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization ........................         68          64
  Provision for possible loan losses ...................         27          10
  Writedown of other real estate owned .................         24        --
  Amortization of premium, net of
    discount accretion on investment
    securities .........................................         19          12
  Net gains on calls of investment
    securities held to maturity ........................        (21)        (10)
  Gains and commissions on loans held for sale .........         (2)        (14)
Decrease in accrued interest receivable ................        196          45
Deferred income tax (benefit) expense ..................        (13)         50
(Increase) decrease in other assets ....................       (959)        176
Increase in accrued expenses and other liabilities .....        339         396
                                                            -------     -------
Net cash (used in) provided by operating activities ....        (69)      1,001
                                                            -------     -------
Investing activities
Loans originated for sale ..............................       --        (1,251)
Proceeds from sales of loans held for sale .............         93       1,432
Decrease (increase) in loans ...........................        409      (1,964)
Purchase of loans in connection with branch
  acquisitions .........................................       --        (4,035)
Decrease in interest bearing deposits with banks .......         15         193
Proceeds from maturities of investment securities
  available for sale, including principal
  payments and calls ...................................      3,574       1,684
Proceeds from maturities of investment securities
  held to maturity, including principal payments
  and calls ............................................        282       3,335
Purchases of investment securities available for sale ..     (1,995)     (2,028)
Purchases of investment securities held to maturity ....       --        (8,812)
Purchases of premises and equipment ....................        (49)       (822)
                                                            -------     -------
Net cash provided by (used in) investing activities ....      2,329     (12,268)
                                                            -------     -------
Financing activities
Deposits assumed in branch acquisition .................       --         7,661
Increase in long term debt .............................      2,000        --
(Decrease) increase in deposits ........................     (9,402)      4,218
Decrease (increase) in short-term borrowings ...........        657        (134)
Proceeds from issuance of common stock .................       --            45
Proceeds from issuance of preferred stock ..............       --           527
Dividends paid on preferred stock ......................        (44)         (2)
                                                            -------     -------
Net cash (used in) provided by financing activities ....     (6,789)     12,315
                                                            -------     -------
Net (decrease) increase in cash and cash equivalents ...     (4,529)      1,048

Cash and cash equivalents at beginning of period .......     11,667      10,294
                                                            -------     -------
Cash and cash equivalents at end of period .............   $  7,138    $ 11,342
                                                            -------     -------
Cash paid during the year:
Interest ...............................................   $    818    $    731
Income taxes ...........................................          1         (57)

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31,1997.

3. Net income per common share

Primary income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. Common shares issuable upon conversion of the subordinated debentures have been excluded from the primary income per common share as they are not considered to be common stock equivalents. On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinated debentures from the date of issue.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income for the first quarter of 1997 was $253,000, a decrease of 7% compared to $272,000 for the similar 1996 period. Related earnings per share on a fully diluted basis decreased to $1.66 from $2.10, and were affected by the annual preferred stock dividend payments. Returns on average common equity and average assets were 13.30% and .74% for the first quarter of 1997 and 14.76 % and .89% for the corresponding 1996 period.

Lower gains and commissions on loan sales resulting from a decrease in mortgage loans originated for sale along with higher operating expenses were the primary reasons for the lower earnings.

Net interest income

For the first quarter of 1997, net interest income was relatively unchanged from the same 1996 period. The related net interest margins were 4.21% compared to 4.42%. Average interest earning assets for the first quarter of 1997 rose to $126.2 million from $116.5 million in 1996. Most of this growth occurred within the loan portfolio, which averaged $56.6 million compared to $47.1 million , a
20.2 % increase, due in part to the purchase of $4 million in residential mortgage loans in conjunction with a March, 1996 branch acquisition.

Interest income was higher due to an increase in earning assets and a more favorable earning asset mix, which contributed to an increase in the average rate earned to 7.44% from 7.13%. Interest expense rose as well, due to higher interest bearing funding sources as well as an increase in the cost of funding interest earning assets from 3.68% to 3.92%.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                                                   Three Months
                                                                 Ended March 31
(Dollars in thousands)                                             1997    1996
                                                                   ----    ----
Balance at beginning of period ................................   $ 750   $ 650
Provision (credit) for possible
  loan losses .................................................      27     (10)
Recoveries of previous charge-offs ............................      12      18
                                                                  -----   -----
                                                                    789     678

Less: Charge-offs .............................................      29       3
                                                                  -----   -----
Balance at end of period ......................................   $ 760   $ 675


Ended March 31,

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

(Dollars in thousands)                        March 31,  December 31,  March 31,
                                                  1997          1996        1996
--------------------------------------------------------------------------------
Reserve for possible loan
  losses as a percentage of:
Total loans ...............................       1.34%        1.31%       1.32%
Total nonperforming loans .................      77.08%       70.89%      94.27%
Total nonperforming assets
  (nonperforming loans and OREO) ..........      46.51%       43.35%      72.73%
Net charge-offs (recoveries)
  as a percentage of average
  loans (year-to-date) ....................       (.03)%        .02%        .02%

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

(Dollars in thousands)                        March 31, December 31,   March 31,
                                                   1997        1996        1996
--------------------------------------------------------------------------------
Nonaccrual loans
Commercial .................................     $  385      $  423      $   65
Installment ................................          5           4           2
Real estate ................................        596         598         638
                                                 ------      ------      ------
Total ......................................        986       1,025         705
                                                 ------      ------      ------
Loans past due 90 days
 or more and still accruing
Commercial .................................         --          14          --
Installment ................................         --          --          --
Real estate ................................         --          19          11
                                                 ------      ------      ------
Total ......................................         --          33          11
-----------------------------------------------  ------      ------      ------
Total nonperforming loans                          $986      $1,058        $716


Nonperforming assets are generally well secured by real estate and small commercial buildings. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

Other operating income

Other  operating  income,   including  the  results  of  investment   securities
transactions was unchanged for the three months ended March 31, 1997 compared to the similar 1996 quarter.

Other operating expenses

Other operating expenses rose 2.6% for the first quarter of 1997 to $1,194,000 from $1,164,000 in the first quarter of 1996, with the increase attributable to higher occupancy and equipment expense, due to increased costs associated with the completion of the administrative office renovations.

Income tax expense

Income tax expense as a percentage of pretax income rose from 34.9% to 36.3% for the first quarter of 1997 compared to the first quarter of 1996 as a result of higher levels of income subject to state income tax.

Short-term interest earning assets

Short-term interest earning assets averaged $9.4 million for the three months of 1997 compared to $12.5 million for the similar 1996 period, reflecting the redistribution of these assets into the loan and investment portfolios.

Investment securities

There was little activity in either the held to maturity or available for sale portfolio during the first quarter of 1997.

Loans

Loans held for sale declined from $291,000 at December 31,1996 to $200,000 at March 31, 1997 while there were no loans originated for sale during the 1997 first quarter compared to $809,000 during the first three months of 1996. Loans totalled $56.7 million at March 31, 1997 compared to $57.1 million at December 31, 1996.

Deposits

Average deposits for the first quarter of 1997 totalled $117.4 million compared to $109.4 million for the first quarter of 1996 due primarily to the addition of $7.6 million in deposits assumed in connection with a branch acquisition on March 8, 1996.

Short-term borrowings

Average short-term borrowings rose 32.1% from the first quarter of 1996 to the corresponding 1997 period, reflecting higher levels of U.S. Treasury tax and loan note option balances.
Long-term debt

Average long-term debt increased $800,000, or 45.7% in the first quarter of 1997 from the first quarter of 1996 as a result of $2 million in Federal Home Loan Bank advances incurred in February, 1997.

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

The major contributions during the first quarter of 1997 from operating activities to the Corporation's liquidity came from higher accrued expenses and other liabilities.

Net cash used in investing activities was primarily the result of the purchase of investment securities, which totalled $2 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities, amounting to $3.8 million.

The primary source of funds from financing activities resulted from an increase in long-term debt of $2 million while a decrease in deposits of $9.4 million represented the highest use of cash for financing activities.

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

At March 31,1997, the Corporation had a cumulative one-year static gap of a negative $10.7 million, representing 8.98% of total assets compared to a negative $12.4 million gap at December 31,1996, which represented 9.19% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Stockholders' equity amounted to $8.4 million at March 31,1997 compared to $8.3 million to December 31,1996. Stockholders' equity as a percentage of total assets was 6.06% at March 31,1997, while the consolidated leverage ratio was 6.16%, which compares with existing guidelines established by the Federal Reserve Bank for bank holding companies of 5% for classification as well-capitalized.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At March 31,1997, the Corporation's core capital (Tier 1 ) and total (Tier 1 plus Tier 2) risked-based capital ratios were 16.90% and 22.05%, respectively.
PART II Other information

Item 6a. Exhibits

         (11 ) Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         May 12, 1997               ____________________
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
              Officer (Principal Financial and Accounting Officer)