Form 10-Q
period 1997-06-30
CITY NATIONAL BANCSHARES CORP
filed 1997-08-14
CIK 714980

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The aggregate market value of voting stock held by non affiliates of the Registrant as of July 31, 1997 was approximately $1,287,320.

There were 114,141 shares of common stock outstanding at July 31, 1997.

Index                                                                      Page

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 1997 and
           December 31, 1996..................................................3

           Consolidated Statement of Income for the Six Months Ended June 30, 1997 and 1996 and for the Three Months Ended June 30, 1997 and
           1996...............................................................4

          Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 1997 and 1996 5

          Consolidated Statement of Cash Flows for the Six Months Ended June 30,
          1997 and 1996.......................................................6

           Notes to Consolidated Financial Statements.........................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operaions 8

Part II.   Other Information.................................................12

Signatures...................................................................14

Item 4.    Submission of matters to a vote of security holders

Item. 6.   Exhibits and reports on Form 8-K..................................15

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)


                                                                     June 30,       December 31,
Dollars in thousands, except per share data                            1997            1996

Assets

Cash and due from banks                                                $3,510           $2,767
Federal funds sold                                                        -              8,900
Interest bearing deposits with banks                                       38               74
Investment securities available for sale                               31,668           30,997
Investment securities held to maturity (Market value of $28,772
at June 30, 1997 and $29,517 at December 31,1996                       29,252           29,866
Loans held for sale                                                       551              291
loans                                                                  56,937           57,128
Less: Reserve for possible loan losses                                    800              750
Net loans                                                              56,137           56,378

Premises and equipment                                                  3,318            3,331
Accrued interest receivable                                             1,011            1,078
Other real estate owned                                                   627              672
Other assets                                                            1,673              597

Total assets                                                         $127,785         $134,951

Liabilities and Stockholders' Equity
Deposits:
  Demand                                                              $13,482          $13,699
  Savings                                                              27,726           37,527
  Time                                                                 64,289           64,628
Total deposits                                                        105,497          115,854
Short-term borrowings                                                   8,000            5,175
Accrued expenses and other liabilities                                  1,103            3,886
Long-term debt                                                          3,749            1,749

Total liabilities                                                     118,349          126,664

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
        Series A , issued and outstanding 8 shares in 1997 and 1996       200              200
        Series B , issued and outstanding 20 shares in 1997 and 1996      500              500
        Series C , issued and outstanding 108 shares in 1997 and 1996      27               27
        Series D , issued and outstanding 3,208 shares in 1997            820               -
        Common stock, par value $10: Authorized 400,000 shares;
               114,980 shares issued in 1997 and 1996,
               114,141 shares outstanding in 1997 and 1996              1,150            1,150
       Surplus                                                            901              901
       Retained earnings                                                5,933            5,645
       Less:
              Net unrealized loss on investment securities available       70              111
              Treasury stock, at cost - 839 shares                         25               25

Total stockholders' equity                                              9,436            8,287

Total liabilities and stockholders' equity                           $127,785         $134,951


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

                                                       Three months ended              Six months ended
                                                            June 30,                        June 30,



Consolidated Statement of Income (Unaudited)

Dollars in thousands, except per share data             1997           1996             1997          1996


Interest income
Interest and fees on loans                              $1,282        $1,200           $2,535        $2,245
Interest on Federal funds sold and securities
purchased under agreements to resell                       122            61              243           116
Interest on other short-term investments                    39            36               39           144
Interest on deposits with banks                             -              2                1             4
Interest and dividends on investment securities:
        Taxable                                             960           897            1,857         1,715
        Tax-exempt                                           29            29               58            58
Total interest income                                     2,432         2,225            4,733         4,282

Interest expense
Interest on deposits                                      1,003           798            1,924         1,523
Interest on short-term borrowings                            68            65              116           102
Interest on long-term debt                                   55            24               91            49


Net interest income                                       1,306         1,338            2,602         2,608

Provision for possible loan losses                           23            23               50            33
Net interest income after provision

         for possible loan losses                         1,283         1,315            2,552         2,575

Other operating income
Service charges on deposit accounts                         142           136              285           279
Other income                                                146           164              304           333
Net gain on sales of investment securities                   19            (1)              40             9
Total other operating income                                307           299              629           621

Other operating expenses
Salaries and other employee benefits                        666           649            1,307         1,310
Occupancy expense                                            78            70              165           134
Equipment expense                                            93           105              190           178
Other expenses                                              358           340              727           706
Total other operating expenses                            1,195         1,164            2,389         2,328


Income before income tax expense                            395           450              792           868
Income tax expense                                          143           157              287           303

Net income                                                 $252          $293             $505          $565

Net income per share

Primary                                                   $2.21         $2.57            $4.04         $4.96
Fully diluted                                              1.99          2.31             3.65          4.47
Primary average shares outstanding                      114,141       114,141          114,141       113,501
Fuully diluted average shares outstanding               127,991       127,991          127,991       127,351

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Changes
In Stockholders' Equity
(Unaudited)

                                                                                   Net Unrealized
                                                                                   Gain (Loss) on
                                                                                   Investment
                                        Common            Preferred Retained       Securities         Treasury
Dollars in thousands, except per share  Stock   Surplus     Stock   Earnings       Available for Sale  Stock           Total

Balance, December 31, 1995               $1,120      $886      $200    $4,856           $(141)         $(25)           $6,896
Net income                                   -         -         -        565               -             -               565
Proceeds from issuance of common stock       30        15        -         -                -             -                45
Proceeds from issuance of preferred st       -         -        527        -                -             -               527
Change in net unrealized loss on investment
       securities available for sale         -         -         -         -               (60)           -               (60)
Dividends paid                               -         -                 (156)              -             -              (156)
Balance, June 30, 1996                   $1,150      $901      $727    $5,265           $(201)         $(25)           $7,817

Balance, December 31, 1996               $1,150      $901      $727    $5,645           $(111)         $(25)           $8,287
Net income                                   -         -         -        505               -             -               505
Proceeds from issuance of preferred st       -         -        820        -                -             -               820
Change in net unrealized loss on
       investment securities available       -         -         -         -                41            -                41
Dividends paid                               -         -         -       (217)              -             -              (217)
Balance, June 30, 1997                   $1,150      $901    $1,547    $5,933            $(70)         $(25)           $9,436

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

                                                                    Six Months  Ended
                                                                     June 30,

In thousands                                                           1997            1996

Operating activities
Net income                                                               $505             $565
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                         183              158
    Provision for possible loan losses                                     50               33
    Discount accretion, net of premium amortization
         on investment securities                                         (12)              26
    Net gains on calls of investment securities held to maturity          (42)             (10)
    Gains and commissions on loans held for sale                          (12)             (40)
Decrease (increase) in accrued interest receivable                         67             (165)
Deferred (benefit) income tax expense                                     (26)              80
(Increase) decrease in other assets                                    (1,078)             223
(Decrease) increase in accrued expenses and other liabilities          (2,783)              59

Net cash (used in) provided by operating activities                    (3,148)             929

Investing activities
Loans originated for sale                                                (756)          (1,439)
Proceeds from sales of loans held for sale                                480            1,313
Decrease (increase) in loans                                              170           (5,321)
Purchase of loans in conjunction with branch acquisitions                  -            (4,035)
Decrease in interest bearing deposits with banks                           36              286
Proceeds from sales and calls of investment securities available for    4,718               -
Proceeds from maturities of investment securities availabe for sale,
      including principal payments                                     18,625            3,446
Proceeds from maturities of investment securities held to maturity,
      including principal payments                                        604            3,787
Purchases of investment securities available for sale                 (23,881)          (2,200)
Purchases of investment securities held to maturity                        -           (10,025)
Purchases of premises and equipment                                      (170)          (1,144)
Decrease in other real estate owned                                        94              -

Net cash used in investing activities                                     (80)         (15,332)

Financing activities
Deposits acquired in branch acquisition                                   -              7,661
Issuance of long-term debt                                              2,000
Decrease in deposits                                                  (10,357)          (5,468)
Increase in short-term borrowings                                       2,825            6,526
Proceeds from issuance of common stock                                    -                 45
Proceeds from issuance of preferred stock                                 820              527
Dividends paid on preferred stock                                         (44)             -
Dividends paid on common stock                                           (173)            (156)

Net cash (used in) provided by financing activities                    (4,929)           9,135

Net decrease in cash and cash equivalents                              (8,157)          (5,268)

Cash and cash equivalents at beginning of period                       11,667           10,294

Cash and cash equivalents at end of period                             $3,510           $5,026

Cash paid during the year:
Interest                                                               $1,982           $1,646
Income taxes                                                              303              168

Noncash investing activities:
Transfer of loans to other real estate owned                               49               94

See accompanying notes to consolidated financial statements.
                  6

CITY NATIONAL BANCSHARES CORPORATION
Notes to Consolidated Financial Statements (Unaudited)


1.  Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31,1997.

2.  Principles of consolidation

     The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiary, City National Bank of New Jersey (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

3. Net income per common share

     Primary income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. Common shares issuable upon conversion of the subordinated debentures have been excluded from the primary income per common share as they are not considered to be common stock equivalents. On a fully diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinated debentures from the date of issue.

4. Recent accounting pronouncements

     Financial Accounting Board Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS 128) establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 also requires restatement of all prior period EPS data presented. SFAS 128 in not expected to have a material effect on the Corporation's consolidated financial statements.

     Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

     Net income for the first half of 1997 was $505,000 compared to $565,000 for the similar 1996 period. Returns on average stockholders' equity and average assets were 12.13% and .72% for the 1997 first half and 14.94% and .88% for the corresponding 1996 period. Related earnings per share on a fully diluted basis decreased to $3.65 from $4.47.

     1997 second quarter net income declined to $252,000 from $293,000 a year earlier. Returns on average stockholders' equity and average assets were 12.12% and .71% for the 1997 second quarter, while the corresponding 1996 returns were 15.34% and .88%. Related fully diluted per share earnings were $1.99 compared to $2.31.

     Lower gains and commissions on loan sales resulting from a decrease in mortgage loans originated for sale, along with higher operating expenses were the primary reasons for the lower earnings in both periods.

Net interest income

     For the first half of 1997, net interest income was relatively unchanged from the same 1996 period, although the related net interest margin declined to 4.09% from to 4.47%. The decreased margin resulted from a higher cost of funds. Average interest earning assets for the first half of 1997 rose to $139.3 million from $127.1 million in 1996. Most of this growth occurred within the loan portfolio, which averaged $57 million compared to $50.2 million , a 20.2 % increase. Most of this increase resulted from greater commercial real estate loan activity.

     Interest income was higher due to the increase in earning assets and a the increase in loan volume contributed to an increase in the average rate earned to 7.40% from 7.31%. Interest expense rose as well, due to an increase in the cost of funding interest earning assets, from 2.84% to 3.31%.

     Net interest income for the second quarter of 1997 was also relatively unchanged from a year earlier, decreasing slightly, by 2.4%, due to higher deposit costs which were not offset by commensurate increases in interest income.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.


                                                                     Six Months                     Three Months
                                                                   Ended June 30,                  Ended June 30,

(Dollars in thousands)                                            1997            1996           1997            1996
Balance at beginning of period                                    $750            $650           $760            $675
Provision for possible loan losses                                  50              33             23              23
Recoveries of previous charge-offs                                  29              84             17              66
                                                                   829             767            800             764
Less: Charge-offs                                                   29              67              -              64
Balance at end of period                                          $800            $700           $800            $700




     Management believes that the reserve for possible loan losses is adequate based on an ongoing evaluation of the loan portfolio. This evaluation includes consideration of past loan loss experience, the level and composition of nonperforming loans, collateral adequacy, and general economic conditions within the Bank's market area, including the effect of such conditions on particular industries.

     While management uses available information to determine the adequacy of the reserve, future additions may be necessary based on changes in economic conditions or in subsequently occurring events unforeseen at the time of evaluation.

(Dollars in thousands)                            June 30, 1997     March 31, 1997     December 31, 1996   June 30, 1996
--------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses as a percentage of:
Total loans                                                 1.41%               1.34%               1.31%           1.29%
Total nonperforming loans                                  85.02%              77.08%              70.89%          78.83%
Total nonperforming assets
   (nonperforming loans and OREO)                          51.02%              46.51%              43.35%          83.75%
Net charge-offs (recoveries) as a
  percentage of average                                        -%              (.03)%                .02%          (.03)%
loans
(year-to-date)


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

(Dollars in thousands)               June 30, 1997    December 31, 1996     June 30, 1996
--------------------------------------------------------------------------------------------
Nonaccrual loans
Commercial                                      $381                $ 423              $143
Installment                                        8                    4                 2
Real estate                                      322                  598               393
Total                                            711                1,025               536
Loans past due 90 days
 or more and still accruing
Commercial                                         -                   14                 -
Installment                                        -                    -                 -
Real estate                                      230                   19               351
Total                                            230                   33               351
Total nonperforming loans                       $941               $1,058              $888


     Nonperforming assets are generally well secured by real estate and small commercial buildings. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

Other operating income

     Other operating income, including the results of investment securities transactions, rose slightly in both the first half and second quarter of 1997 compared to the similar 1996 periods, as gains and commissions on sales of residential mortgages, which are included in other income, decreased, offset by higher net gains on sales of investment securities available for sale.

Other operating expenses

     Other operating expenses rose 2.6% for both the first half and second quarter of 1997 compared to the similar 1996 periods. The six-month increase resulted primarily from higher occupancy and equipment expense associated with the completion of the administrative office renovations, along with the operation of a branch office acquired on March 8, 1996 for a full six months in 1997. 1997 second quarter expenses rose due to higher salaries and other operating benefits and increased other expenses.

Income tax expense

     Income tax expense as a percentage of pretax income rose from 34.9% in the first quarter and first half of 1996 to 36.2% for the similar 1997 periods as a result of higher levels of income subject to state income tax.

Short-term interest earning assets

     Short-term interest earning assets rose 6.5%, averaging $10.6 million for the first six months of 1997 compared to $9.9 million for the similar 1996 period.

Investment securities

     The available for sale portfolio was relatively unchanged, totalling $31.7 million at June 30, 1997 compared to $31 million at the end of 1996, an increase of 2.2%. Related unrealized depreciation decreased to $52,000 compared to $106,000 at 1996 year-end.

     The held to maturity portfolio also changed nominally, declining by 2.1%, from $29.9 million at December 31, 1996 to $29.3 million at June 30, 1997. Related unrealized depreciation was up, increasing from $349,000 to $480,000 at June 30, 1997.

     At June 30, 1997, included in both the aforementioned portfolios were six structured notes with a carrying value of $5.2 million and a related market value of $5 million, reflecting unrealized depreciation of $211,000, compared to $143,000 at 1996 year-end. These notes consist of step-up, dual-index and deleveraged notes, the market values of which do not necessarily move in the same direction as general changes in bond prices. Management believes that holding these notes will not have a significant impact on the financial condition or operations of the Corporation.

Loans

     Loans held for sale rose from $291,000 at December 31,1996 to $551,000 at June 30, 1997 while loans originated for sale during the 1997 first half totalled $756,000 compared to $1.4 million during the half of 1996. Loans totalled $56.9 million at June 30, 1997 compared to $57.1 million at December 31, 1996.

Deposits

     Average deposits for the first half of 1997 rose 7.2 %, to $120.4 million compared to $112.3 million for the first half of 1996, with most of the growth occurring in certificates of deposits of $100,000 or more issued to local municipalities.

Short-term borrowings

     Average short-term borrowings rose 13% from the first half of 1996 to the corresponding 1997 period, reflecting higher levels of U.S. Treasury tax and loan note option balances.

Long-term debt

     Long-term debt increased $2 million in the first half of 1997 from December 31, 1996, as a result of $2 million in Federal Home Loan Bank advances incurred in February, 1997.

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

     The major contribution during the first quarter of 1997 from operating activities to the Corporation's liquidity came from higher accrued expenses and other liabilities.

     Net cash used in investing activities was primarily the result of the purchase of investment securities available for sale, which totalled $23.9 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, which amounted to $18.6 million.

     The primary source of funds from financing activities resulted from an increase in long-term debt of $2 million while a decrease in deposits of $10.4 million representing the highest use of cash in financing activities.

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

     At June 30,1997, the Corporation had a cumulative one-year static gap of a negative $10 million, representing 7.88% of total assets compared to a negative $12.4 million gap at December 31,1996, which represented 9.19% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

     On June 28, 1997 the Corporation issued $820,000 of 6.5% noncumulative preferred stock in a placement. Stockholders' equity amounted to $9.4 million at June 30, 1997 compared to $8.3 million to December 31, 1996. Stockholders' equity as a percentage of total assets was 7.39% at June 30, 1997 compared to 6.14% at December 31, 1996.

     Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

     At June 30,1997, the Corporation's core capital (Tier 1 ) and total (Tier 1
     plus  Tier  2)   risked-based   capital  ratios  were  16.90%  and  22.05%,
     respectively.

PART II Other information

Item 4. Submission of matters to a Vote of Security Holders

     a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on April 16, 1997. The stockholders voted upon the election of one person, named in the proxy statement, to serve as a director of the Corporation for a term of three years. One director was elected at the Annual Meeting with the number of votes "For" and "Abstained" indicated. There were no votes "Against".

                                 Number of Votes

       Name                                    For                     Abstained
Leon Ewing                                  68,197                         239

     The terms of the  following  directors  were  continued  after  the  Annual
     Meeting: Douglas Anderson, Eugene Giscombe, Barbara Bell Coleman, Norman Jeffries, Louis E. Prezeau, and Lamar Whigam.

     Stockholders also voted to amend the articles of incorporation to authorize a new class of non-voting common stock. Stockholders voted 67,396 "For" the proposal, 537 shares " Against" the proposal and 503 shares "Abstained".

     Finally, stockholders also voted upon the ratification of the appointment of KMPG Peat Marwick as independent auditors for the fiscal year ended December 31, 1997. Stockholders voted 68,198 shares "For" the proposal, 42 shares " Against" and 196 shares "Abstained".

Item 5. Other Matters

     a) On March 31, 1997,  the Board  approved the  declaration  of a $1.50 per
     share  dividend  to  common  stockholders,   payable  on  May  2,  1997  to
     stockholders of record on April 2, 1997.

Item 6. Exhibits

(a)Exhibits

     (3)(i) Certificate of Designation Establishing and Fixing the Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights, and the Qualifications, Limitation and Restrictions of the 6 1/2% Non-cumulative Perpetual Preferred Stock, Series D

    (10) Material Contracts Employment Agreement between Registrant to Louis E. Prezeau, President & CEO dated May 24, 1997

    (11) Statement Regarding Calculation of Per Share Earnings

    (27) Financial Data Schedule


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         August 11, 1997    ____________________
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)