Form 10-Q
period 1997-09-30
CITY NATIONAL BANCSHARES CORP
filed 1997-11-12
CIK 714980

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

Registrant's telephone number, including area code: (973) 624-0865

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Common stock, par value $10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of voting stock held by non affiliates of the Registrant as of November 12, 1997 was approximately $1,630,000.

There were 114,141 shares of common stock outstanding at November 12, 1997.

                                       2
CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)
                                                     September 30,  December 31,
Dollars in thousands, except per share data                   1997         1996
================================================================================
Assets
Cash and due from banks ............................      $  3,578      $  2,767
Federal funds sold .................................         7,300         8,900
Interest bearing deposits
  with banks .......................................            97            74
Investment securities available
  for sale .........................................        39,651        30,997
Investment securities held to
  maturity (Market value of $30,091
  at September 30, 1996 and $24,434
  at December 31,1995) .............................        30,146        29,866
Loans held for sale ................................           756           291
Loans ..............................................        57,908        57,128
Less: Reserve for possible loan
  losses ...........................................           825           750
                                                          --------      --------
Net loans ..........................................        57,083        56,378
                                                          --------      --------
Premises and equipment .............................         3,243         3,331
Accrued interest receivable ........................           955         1,078
Other real estate owned ............................           627           672
Other assets .......................................         1,654          597
                                                          --------      --------
Total assets .......................................      $145,090      $134,951
                                                          ========      ========
Liabilities and Stockholders' Equity
Deposits:
       Demand ......................................      $ 13,818      $ 13,699
       Savings .....................................        31,251        37,527
       Time ........................................        77,418        64,628
                                                          --------      --------
Total deposits .....................................       122,487       115,854
Short-term borrowings ..............................         7,779         5,175
Accrued expenses and other
  liabilities ......................................         1,326         3,886
Long-term debt .....................................         3,749         1,749
                                                          --------      --------
Total liabilities ..................................       135,341       126,664

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value:
    Authorized 100,000 shares;
    Series A , issued and outstanding
    8 shares in 1997 and 1996 ......................           200           200
    Series B , issued and outstanding
    20 shares in 1997 and 1996 .....................           500           500
    Series C , issued and outstanding
    108 shares in 1997 and 1996 ....................            27            27
    Series D , issued and outstanding
    3,208 shares in 1997 ...........................           820          --
  Common stock, par value $10:
    Authorized 400,000 shares;
    Issued 114,980 shares in 1997 and
    1996, outstanding 114,141 shares
    in 1997 and 1996 ...............................         1,150         1,150
  Surplus ..........................................           901           901
  Retained earnings ................................         6,188         5,645
  Less:
    Net unrealized loss on investment
      securities available for sale ................            12           111
      Treasury stock, at cost - 839 shares .........            25            25
                                                          --------      --------
Total stockholders' equity .........................         9,749         8,287
                                                          --------      --------
Total liabilities and stockholders' equity .........      $145,090      $134,951
                                                          ========      ========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Income (Unaudited)

                                     Nine months ended      Three months ended
                                        September 30,          September 30,
Dollars in thousands,                ------------------------------------------
except per share data                 1997        1996        1997         1996
================================================================================
Interest income
Interest and fees on loans ..... $   3,891   $   3,524   $   1,356    $   1,278
Interest on Federal funds
  sold and securities
  purchased under agreements
  to resell ....................       351         206         108           90
Interest on other short-term
  investments ..................        39         185           0           41
Interest on deposits with
  banks ........................         2           5           1            1
Interest and dividends on
  investment securities:
  Taxable ......................     2,787       2,621         930          905
  Tax-exempt ...................        87          87          29           31
                                 ---------   ---------   ---------    ---------
Total interest income ..........     7,157       6,628       2,424        2,346
                                 ---------   ---------   ---------    ---------
Interest expense
Interest on deposits ...........     2,948       2,452       1,024          929
Interest on short-term
  borrowings ...................       157         154          41           52
Interest on long-term debt .....       146          74          55           25
                                 ---------   ---------   ---------    ---------
Total interest expense .........     3,251       2,680       1,120        1,006
                                 ---------   ---------   ---------    ---------
Net interest income ............     3,906       3,948       1,304        1,340
Provision (credit) for
  possible loan losses .........        43          65          (7)          32
                                 ---------   ---------   ---------    ---------
Net interest income after
  provision (credit) for
  possible loan losses .........     3,863       3,883        1311         1308
                                 ---------   ---------   ---------    ---------
Other operating income
Service charges on deposit
  accounts .....................       420         419         135          140
Other income ...................       442         433         138          100
Net gain (loss) on sales of
  investment securities ........        19           8         (21)          (1)
                                 ---------   ---------   ---------    ---------
Total other operating income ...       881         860         252          239
                                 ---------   ---------   ---------    ---------
Other operating expenses
Salaries and other employee
  benefits .....................     1,979       1,982         672          672
Occupancy expense ..............       245         251          80          117
Equipment expense ..............       280         254          90           77
Other expenses .................     1,048       1,161         321          454
                                 ---------   ---------   ---------    ---------
Total other operating expenses .     3,552       3,648       1,163        1,320
                                 ---------   ---------   ---------    ---------
Income before income tax expense     1,192       1,095         400          227
Income tax expense .............       432         385         145           82
                                 =========   =========   =========    =========
Net income ..................... $     760   $     710   $     255    $     145
                                 =========   =========   =========    =========
Net income per common share
Primary ........................ $    6.27   $    6.27   $    2.22    $    1.25
Fully diluted ..................      5.66        5.66        2.00         1.12
                                 =========   =========   =========    =========
Primary average common shares
  outstanding ..................   114,111     112,855     114,141      114,141
Fully diluted average common
  shares outstanding ...........   127,991     126,705     127,991      127,991
                                 =========   =========   =========    =========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
(Unaudited)

                                                                                            Net Unrealized
                                                                                        Gain (Loss) on Invest-
Dollars in thousands,                    Common                    Preferred     Retained  ment Securities    Treasury
except per share data                     Stock         Surplus        Stock     Earnings Available for Sale    Stock          Total
====================================================================================================================================

Balance, December 31, 1995 ..........      $ 1,120      $   886      $   200      $ 4,856       $  (141)      $   (25)      $ 6,896
Net income ..........................         --           --           --            710          --            --             710
Proceeds from
 issuance of
 common stock .......................           30           15         --           --            --            --              45
Proceeds from
 issuance of
 preferred stock ....................         --           --            527         --            --            --             527
Change in net
 unrealized loss
 on investment
 securities available
 for sale ...........................         --           --           --           --              33          --              33
Dividends paid on
 common stock .......................         --           --           --           (154)         --            --            (154)
Dividends paid on
 preferred stock ....................         --           --           --             (2)         --            --              (2)
                                           -------      -------      -------      -------        -------       -------      -------
Balance,
 September 30, 1996 .................      $ 1,150      $   901      $   727      $ 5,410       $  (108)      $   (25)      $ 8,055
                                           =======      =======      =======      =======        =======       =======      =======
Balance,
 December 31, 1996 ..................      $ 1,150      $   901      $   727      $ 5,645       $  (111)      $   (25)      $ 8,287
Net income ..........................         --           --           --            760          --            --             760
Proceeds from issuance
 of preferred stock .................         --           --            820         --            --            --             820
Change in net unrealized
 loss on investment
 securities available for
 sale ...............................         --           --           --           --              99          --              99
Dividends paid on common
 stock ..............................         --           --           --           (173)         --            --            (173)
Dividends paid on
 preferred stock ....................         --           --           --            (44)         --            --             (44)
                                           -------      -------      -------      -------        -------       -------      -------
Balance,
 September 30, 1997 .................      $ 1,150      $   901      $ 1,547      $ 6,188       $   (12)      $   (25)      $ 9,749
                                           =======      =======      =======      =======        =======       =======      =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)
                                                              Nine Months Ended
                                                               September 30,
                                                          ---------------------
In thousands                                                 1997          1996
===============================================================================
Operating activities
Net income .........................................     $    760      $    710
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization ....................          274           260
  Provision for possible loan losses ...............           43            65
  Accretion of discount, net of premium
  amortization on investment securities ............           (1)           46
  Gains on sales and calls of investment
    securities .....................................          (19)           (8)
  Gains and commissions on loans held
    for sale .......................................          (28)          (84)
Decrease in accrued interest receivable ............          123            30
Deferred income tax expense ........................          100           140
(Increase) decrease in other assets ................       (1,224)          247
(Decrease) increase in accrued expenses
  and other liabilities ............................       (2,560)           67
                                                          --------     --------
Net cash (used in) provided by operating
  activities .......................................       (2,532)        1,473
                                                          --------     --------
Investing activities
Loans originated for sale ..........................       (1,393)       (3,191)
Proceeds from sales of loans held for sale .........          956         2,253
Increase in loans ..................................         (703)       (6,464)
Purchase of loans in conjunction with
  branch acquisitions ..............................         --          (4,035)
(Increase) decrease in interest bearing
  deposits with banks ..............................          (23)          255
Proceeds from maturities of investment
  securities available for sale,
  including principal payments and calls ...........       28,922         5,749
Proceeds from maturities of investment
  securities held to maturity, including
  principal payments and calls .....................        2,237         4,311
Purchases of investment securities
  available for sale ...............................      (37,379)      (14,583)
Purchases of investment securities
  held to maturity .................................       (2,528)      (10,025)
Purchases of premises and equipment ................         (186)       (1,257)
                                                          --------     --------
Net cash used in investing activities ..............      (10,097)      (26,987)
                                                          --------      --------
Financing activities
Deposits acquired in branch
  acquisition ......................................         --           7,661
Issuance of long term debt .........................        2,000          --
Increase in deposits ...............................        6,633        16,957
Increase in short-term borrowings ..................        2,604         4,339
Proceeds from issuance of common
  stock ............................................         --              45
Proceeds from issuance of
  preferred stock ..................................          820           527
Dividends paid on preferred stock ..................          (44)         --
Dividends paid on common stock .....................         (173)         (156)
                                                          --------     --------
Net cash provided by financing
  activities .......................................       11,840        29,373
                                                          --------     --------
Net (decrease) increase in cash
  and cash equivalents .............................         (789)        3,859

Cash and cash equivalents at
  beginning of period ..............................       11,667        10,294
                                                          --------     --------
Cash and cash equivalents at
  end of period ....................................     $ 10,878      $ 14,153
                                                         ========      ========

Cash paid during the year:
Interest ...........................................     $  3,146      $  2,602
Income taxes .......................................          385           199

Noncash investing activities:
Transfer of loans to other real
  estate owned .....................................           49            94

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months and three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31,1997.

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

4. Recent accounting pronouncements

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS 128) establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 also requires restatement of all prior period EPS data presented. SFAS 128 in not expected to have a material effect on the Corporation's consolidated financial statements.

FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and require them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997, but does not apply to nonpublic business enterprises or to not-for-profit organizations.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income for the first nine months of 1997 was $760,000 compared to $710,000 for the similar 1996 period, an increase of 7%. Returns on average stockholders' equity and average assets were 12.37% and .69% for the 1997 first nine months and 14.94% and .88% for the corresponding 1996 period. Related earnings per common share on a fully diluted basis were $5.66, unchanged from 1996.

1997 third quarter net income rose to $255,000 from $145,000 a year earlier. Returns on average stockholders' equity and average assets were 12.80% and .74% for the 1997 third quarter, while the corresponding 1996 returns were 15.34% and
 .88%. Related fully diluted per common share earnings were $2.00 compared to $1.12.

Both year-to -date and third quarter 1996 results included an assessment of $96,000 by the FDIC to replenish the Savings Association Insurance Fund. Excluding this assessment from both periods, net income would have been $744,000 and $180,000, respectively.

Lower other operating expenses, primarily the aforementioned assessment, was the primary reason for the improved earnings in both periods.

Net interest income

For the first nine months of 1997, net interest income was relatively unchanged from the same 1996 period, although the related net interest margin declined to 4.02% from to 4.36%. The decreased margin resulted primarily from a higher cost of funds. Average interest earning assets for the first half of 1997 grew to $138.6 million from $122.1 million in 1996. Most of this growth occurred within the loan portfolio, which averaged $57.6 million compared to $52.4 million , a
9.9 % increase. Most of this increase resulted from greater commercial real estate loan activity.

Interest income was higher due to the increase in earning assets and the increase in loan volume contributed to an increase in the average rate earned on earning assets to 7.46% from 7.30%. Interest expense rose as well, due primarily to the higher cost of time deposits, which rose from 4.06% to 4.55%.

Net interest income for the third quarter of 1997 was also relatively unchanged from a year earlier, decreasing slightly, by 2.7%, due primarily to higher deposit costs.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.




                                                  Nine Months       Three Months
                                                 Ended Sept. 30, Ended Sept. 30,

(Dollars in thousands) ..........................   1997   1996   1997   1996
                                                   -----   ----   ----   ----
Balance at beginning
  of period .....................................  $ 750  $ 650  $ 800  $ 700
Provision for possible
 loan losses ....................................     43     65     (7)    32
Recoveries of previous
 charge-offs ...................................      63     94     34     10
-------------------------------------------------  -----  -----  -----   -----
                                                     856    809    827    742
Less: Charge-offs ...............................     31     84      2     17
-------------------------------------------------  -----  -----  -----  -----
Balance at end of period ........................  $ 825  $ 725  $ 825  $ 725

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

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Non-accrual loans include loans where principal or interest interest income is still being accrued Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans past due 90 days or more and accruing.

(Dollars in thousands)                         Sept. 30, December 31, Sept. 30,
                                                  1997        1996      1996
--------------------------------------------------------------------------------
Non-accrual loans
Commercial ....................................   $  654     $  423     $  350
Installment ...................................        7          4          6
Real estate ...................................      616        598        738
-----------------------------------------------   ------     ------     ------
Total .........................................    1,277      1,025      1,094
-----------------------------------------------   ------     ------     ------
Loans past due 90
  days or more and
  still accruing
Commercial ....................................     --           14         57
Installment ...................................     --         --         --
Real estate ...................................       76         19        165
-----------------------------------------------   ------     ------     ------
Total .........................................       76         33        212
-----------------------------------------------   ------     ------     ------
Total nonperforming
  loans .......................................   $1,353     $1,058     $1,306


Nonperforming assets are generally well secured by real estate and small commercial buildings. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at prices considered reasonable under the circumstances.

Other operating income

Other operating income, including the results of investment securities transactions, rose slightly in both the first nine months and third quarter of 1997 compared to the similar 1996 periods, due primarily to a $26,000 award for the Bank's community lending efforts received in the 1997 third quarter from the U.S. Treasury Department under its Bank Enterprise Award program.

Other operating expenses

Other operating expenses declined for both the first nine months and third quarter of 1997 compared to the similar 1996 periods. Both decreases resulted primarily from the nonrecurrence of the $96,000 FDIC assessment recorded in the 1996 third quarter.

Income tax expense

Income tax expense as a percentage of pretax income rose from 35.2% in the first three quarters of 1996 to 36.2% for the similar 1997 period as a result of higher levels of income subject to state income tax. Third-quarter effective tax rates were relatively unchanged between 1997 and 1996.

Short-term interest earning assets

Short-term interest earning assets declined slightly, averaging $9.7 million for the first nine months of 1997 compared to $10 million for the similar 1996 period.

Investment securities

The available for sale portfolio rose $8.6 million, totalling $39.7 million at September 30, 1997 compared to $31 million at the end of 1996, an increase of 27.9% due to the short-term investment of the proceeds from a large municipal deposit received just prior to quarter-end. Related unrealized appreciation was $37,000 compared to $108,000 of unrealized depreciation at 1996 year-end.

The held to maturity portfolio changed nominally, rising by .9%, from $29.9 million at December 31, 1996 to $30.1 million at September 30, 1997. Related unrealized depreciation was down, declining from $349,000 to $55,000 at September 30, 1997 due to the strong bond market down in the 1997 third quarter.

At September 30, 1997, included in both the aforementioned portfolios were five structured notes with a carrying value of $4,250,000 and a related market value of $4,185,000, reflecting unrealized depreciation of $65,000, compared to $143,000 of unrealized depreciation at 1996 year-end. These notes consist of step-up, dual-index and deleveraged notes, the market values of which do not necessarily move in the same direction as general changes in bond prices. Management believes that holding these notes will not have a significant impact on the financial condition or operations of the Corporation.

Loans

Loans held for sale rose from $291,000 at December 31,1996 to $756,000 at September 30, 1997 while loans originated for sale during the 1997 first nine months of 1997 totalled $1.4 million compared to $3.2 million during the first three quarters of 1996. This decline in originations resulted primarily from the discontinuance by the Department of Housing and Urban Development of their investor residential rehabilitation loan program. These loans represented a significant part of the Bank's loan originations. Loans totalled $57.9 million at September 30, 1997 compared to $57.1 million at December 31, 1996.

Deposits

Average deposits for the first nine months of 1997 rose 7.2 %, to $120.2 million compared to $115.1 million for the first nine months of 1996, with the growth occurring in certificates of deposits of $100,000 or more issued to local municipalities. While these large time deposits represent a substantial part of total deposits, they represent a relatively stable funding source as part of the Bank's overall municipality deposit relationship. Short-term borrowings

Average short-term borrowings was virtually unchanged from the first nine months of 1996 to the corresponding 1997 period.

Long-term debt

Long-term debt increased $2 million in the nine months of 1997 from December 31, 1996, as a result of $2 million in Federal Home Loan Bank advances incurred in February, 1997.

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

The major contribution during the first three quarters of 1997 from operating activities to the Corporation's liquidity came from higher net earnings, while a decrease in accrued expenses and other liabilities represented the highest use of cash.

Net cash used in investing activities was primarily the result of the purchase of investment securities available for sale, which totalled $37.4 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, which amounted to $28.9 million.

The primary source of funds from financing activities resulted from an increase in deposits of $6.6 million, while the highest use of cash in financing activities resulted from the payment of dividends, which amounted to $217,000.

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

At September 30,1997, the Corporation had a cumulative one-year static gap of a negative $14.4 million, representing 9.96% of total assets compared to a negative $12.4 million gap at December 31,1996, which represented 9.19% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

On June 28, 1997 the Corporation issued $820,000 of 6.5% noncumulative preferred stock in a private placement. Stockholders' equity amounted to $9.7 million at September 30, 1997 compared to $8.3 million to December 31, 1996. Stockholders' equity as a percentage of total assets was 6.72% at September 30, 1997 compared to 6.14% at December 31, 1996.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At September 30,1997, the Corporation's core capital (Tier 1 ) and total (Tier 1 plus Tier 2) risked-based capital ratios were 15.22% and 19.21%, respectively.

Part II. Other information
Item 6(a). Exhibits


                  (11) Statement Regarding Calculation of Per Share Earnings SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         November 12, 1997          ____________________
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)