Form 10-K
period 1997-12-31
CITY NATIONAL BANCSHARES CORP
filed 1998-03-27
CIK 714980

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

       (Mark One)
       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                           For the fiscal year ended December 31, 1997
       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                           For the transition period from to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 15, 1998 was approximately $1,312,440.

There were 114,141 shares of common stock outstanding at March 15, 1998.

Documents incorporated by reference:
Certain portions of the definitive Proxy Statement for the 1998 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

                                       1
Part I
Item 1.      Business

Description of business
City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 1997, CNBC had consolidated total assets of $138.9 million, total deposits of $119.7 million and stockholders' equity of $10 million. Its only subsidiary is City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973. CNB has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB.

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

CNB specializes in providing credit and deposit services to businesses and individuals located within urban areas in New Jersey, particularly in the Newark area.

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

Regulation of bank subsidiary
CNB is subject to the supervision of, and to regular examination by the Office of the Comptroller of the Currency of the United States (the "OCC").

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

Employees
On December 31, 1997, CNBC and its subsidiary had 63 full-time equivalent employees. Management considers relations with employees to be satisfactory.

Item 2.  Properties

Properties
The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. The Bank leases its Hackensack office from the Resolution Trust Corporation, for which no rent is payable for five years, until 1999, at which time the Bank will have the opportunity to purchase the property. The Bank owns the property where its second branch office is located.

Item 3.  Legal proceedings

Legal proceedings
There were no material pending legal proceedings to which CNBC of CNB were a party.

Item 4.  Submission of matter to a vote of security holders

Submission of matters to a vote of security holders
During the fourth quarter of 1997, there were no matters submitted to stockholders for a vote.

Part II
Item 5. Market for the Registrants's Common Equity and relates stockholders matters
Market for common equity and related stockholder matters
The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock , nor is any market maker executing trades. No price quotations were published during 1997.

At March 2, 1998, the Corporation had 1,928 common stockholders of record.

On May 2, 1997, the Corporation paid a cash dividend of $1.50 per share to stockholders of record on April 2, 1997. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Raul L. Oseguera, Vice President, Stockholder Relations, 900 Broad Street, Newark, New Jersey, 07102.

Transfer Agent
First City Transfer Company
P.O. Box 170
Iselin, New Jersey  08830

Item 6.  Selected Financial Data

Five-Year Summary
Dollars in thousands, except per share data                       1997         1996         1995       1994 (1)       1993
=================================================================================================================================
Year-end Balance Sheet data:
Total assets                                                  $138,868     $134,951     $114,410     $111,062      $74,786
Total loans                                                     56,947       57,128       44,739       25,563       23,659
Reserve for possible loan losses                                   825          750          650          625          700
Investment securities                                           62,360       60,863       55,103       53,751       39,193
Total deposits                                                 119,717      115,854      100,889      103,941       64,435
Long-term debt                                                   3,749        1,749        1,749          249          249
Stockholders' equity                                            10,032        8,287        6,896        5,588        4,562
=================================================================================================================================
Income Statement data:
Interest income                                                $ 9,571      $ 9,034      $ 7,470      $ 5,596      $ 4,509
Interest expense                                                 4,330        3,802        2,829        2,068        1,469
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              5,241        5,232        4,641        3,528        3,040
Provision (credit) for possible loan losses                        159           91          486       (1,464)         (23)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision (credit)
  for possible loan losses                                       5,082        5,141        4,155        4,992        3,063
Noninterest income                                               1,199        1,147        1,363        1,375          898
Noninterest expense                                              4,630        4,839        4,245        3,645        3,019
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative
  effect of accounting change                                    1,651        1,449        1,273        2,722          942
Income tax expense                                                 582          504          471          998          168
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change and extraordinary item                       1,069          945          802        1,724          774
Cumulative effect of accounting change                              -            -            -            -           206
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $  1,069    $     945    $     802    $   1,724     $    980
=================================================================================================================================
(1) Includes  the effects of a $1.6 million  recovery of a loan that was charged off in 1989,  which is more fully  discussed  in  "Management's  discussion  and analysis of financial condition and results of operations."

Per common share data:
Income before cumulative effect of
  accounting change and extraordinary item                   $    8.98    $    8.31    $    7.22     $  15.51      $  7.88
Cumulative effect of accounting change and
  extraordinary item                                                -            -            -            -          2.09
Net income per basic share                                        8.98         8.31         7.22        15.51         9.97
Net income per diluted share                                      8.11         7.51         6.51        13.90         8.86
Book value                                                       74.34        66.23        62.05        50.28        41.05
Dividends                                                         1.50         1.35         1.25         1.00          N/A

Basic average number of common shares
  outstanding                                                  114,141      113,498      111,141      111,141       98,267
Diluted average number of common shares
  outstanding                                                  127,991      127,348      124,991      124,991      112,117
Number of common shares outstanding at year-end                114,141      114,141      111,141      111,141      111,141

Financial ratios:
Return on average assets                                           .78%         .71%         .72%        1.66%        1.20%
Return on average common equity                                  13.05        13.19        12.71        30.24        25.22
Stockholders' equity as a percentage of total assets              7.22         6.14         6.03         5.03         6.10
Dividend payout ratio                                            20.30        16.51        17.46         6.45          N/A

Item 7. Management's discussion and analysis of financial condition and results of operation

Earnings summary
Net income in 1997 increased $124,000, or 13.1%, to $1,069,000 compared to $945,000 in 1996. Related earnings per common share on a diluted basis rose to $8.11 from $7.51. Returns on average common equity and average assets were 13.05% and .78% in 1997 and 13.19% and .71% in 1996.

The primary reason for the improved earnings performance was a 1996 third quarter assessment of $100,000 paid to the FDIC representing the Bank's share of replenishing the Savings Association Insurance Fund ("SAIF"), for the purchase in 1994 of a branch of a failed thrift institution that was SAIF-insured that did not recur in 1997.

Excluding this assessment, net of tax, earnings from operations rose $58,000 in 1997, up 5.7% from $1,011,000 in 1996 to $1,069,000 in 1997.

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

On a fully taxable equivalent ("FTE") basis, net interest income was $5.3 million in 1997 and in 1996, while the related net interest margin decreased to 4.13% from 4.26%. While average interest earning assets rose 3.1% in 1997, the higher earnings generated from this growth was offset by the decrease in net interest margin resulting from higher rates paid on funding sources.

Interest income on a FTE basis was $9.6 million in 1997, an increase of $541,000, or 5.9% compared to 1996. This increase was due primarily to the higher level of average interest earning assets, which generated an additional $406,000. Most of the increase in interest earnings assets occurred in the loan portfolio, which averaged $57.8 million in 1997 compared to $53.5 million in 1996, an increase of 8%. The average yield on interest earning assets rose 20 basis points to 7.50% in 1997, compared to 7.30% in 1996.

Interest expense was $4.3 million in 1997, an increase of $528,000, or 13.9% from 1996. This increase resulted primarily from higher average rates paid on interest bearing liabilities, which rose to 3.92% in 1997 compared to 3.51% in 1996, an increase of 41 basis points. Almost all this increase came from higher average rates paid on time deposits, which rose to 4.57% in 1997 compared to $4.16% in 1996, an increase of 41 basis points. This growth increase was attributable to higher balances of certificates of deposit of $100,000 or more, reflecting the Bank's growing relationship with local municipalities.

Investments
Total investment securities averaged $61.7 million in 1997, a slight increase from $60.8 million 1996. The activity in the portfolio resulted primarily from the reinvestment of maturity and call proceeds.

The investment securities available for sale ("AFS") portfolio changed nominally, from $31 million at December 31, 1996 to $32.7 million a year later, while the related gross unrealized loss decreased from $108,000 to $14,000, representing less than .5% of the AFS portfolio's book value at both dates.

The investment securities held to maturity ("HTM") portfolio of $29.7 million at December 31, 1997 was virtually unchanged from a year earlier.

At December 31, 1997, the Bank held five structured notes with total book and related market values of $4,250,000 and $4,112,000, reflecting $138,000 of unrealized depreciation, while a year earlier the structured note portfolio had a book value of $6,227,000 and related market value of $6,084,000, reflecting a gross unrealized loss of $143,000. These structured notes consisted of dual-index and deleveraged notes. The dual index notes are all indexed to a combination of long and short-term rates, while the deleveraged notes are indexed to the ten-year Treasury. Accordingly, the value of these securities could fluctuate depending on interest rate movements. The $1.5 million of dual index notes mature in 1998, while the $2,749,000 of deleveraged notes mature in 2000.

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

Finally, at December 31, 1997, the Bank held callable U.S. Government agency notes with a carrying value of $12.7 million, all which were included in the HTM portfolio. These notes are callable at various dates from 1998 through 2008.

Management believes that holding either the structured notes or callable securities will not have a significant impact upon the financial condition or operations of the Corporation. Information pertaining to the average weighted yields of investments in debt securities at December 31, 1997 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment. Taking into account such contractual amortization and expected prepayments, a significant amount of principal reduction on the aforementioned securities will occur within three years:

Investment Securities Available for Sale
                                                 Maturing After      Maturing After
                                Maturing         One Year But        Five Years But
                                Within           Within              Within             Maturing After
                                One Year         Five Years          Ten Years          Ten Years             Total    Total
Dollars in thousands            Amount  Yield    Amount     Yield    Amount    Yield    Amount      Yield     Amount   Yield
=================================================================================================================================
U.S. Treasury securities        $ 2,751   6.57%  $  2,012    5.80%   $     -      - %   $       -      - %     $ 4,763   6.24%
U.S. Government agencies          2,321   4.54      3,843    6.20       3,256   7.06        14,868   6.70       24,288   6.46
Obligations of state
  political and subdivisions(1)      -      -          -     -             -      -          2,251   7.55        2,251   7.55
Other                                -      -          -     -            262   7.57            -      -           262   7.57
---------------------------------------------------------------------------------------------------------------------------------
Total amortized cost            $ 5,072   5.64%  $  5,855   6.06%     $ 3,518   7.10%      $17,119   6.81%     $31,564   6.52%
=================================================================================================================================

(1) Includes $250,000 of nontax-exempt securities with a 7.60% yield.

Investment Securities Held to Maturity
                                                 Maturing After      Maturing After
                                Maturing         One Year But        Five Years But
                                Within           Within              Within             Maturing After
                                One Year         Five Years          Ten Years          Ten Years             Total    Total
Dollars in thousands            Amount  Yield    Amount     Yield    Amount    Yield    Amount      Yield     Amount   Yield
=================================================================================================================================
U.S. Government agencies        $ 1,000  7.04%   $10,956     6.14%   $12,713    6.72%   $ 2,461      5.90%    $27,130   6.42%
Obligations of state and
  political subdivisions            120  7.96      2,416     6.86         -       -          -          -       2,536   6.91
---------------------------------------------------------------------------------------------------------------------------------
Total amortized cost            $ 1,120  7.14%   $13,372     6.27%   $12,713    6.72%   $ 2,461      5.90%    $29,666   6.46%
=================================================================================================================================

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 1997. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio increased from 6.20% in 1996 to 6.52% in 1997 , while the yield on the HTM portfolio rose from 6.36% in 1996 to 6.46% in 1997, reflecting higher yields on securities purchased.

Consolidated Average Balance Sheet with Related Interest and Rates
                                                              1997                                          1996
=================================================================================================================================
                                              Average                  Average              Average                   Average
Tax equivalent basisdollars in thousands      Balance   Interest       Rate                 Balance    Interest       Rate
=================================================================================================================================
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                $  8,073   $    439        5.43%              $  6,053   $    317        5.23%
  Other short-term investments                     742         39        5.32                  3,996        215        5.37
  Interest-bearing deposits with banks              59          3        5.14                    104          5        5.16
  Investment securities:
    Taxable 1                                   59,008      3,718        6.30                 58,270      3,577        6.14
    Tax-exempt                                   2,722        189        6.95                  2,536        176        6.92
---------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                 61,730      3,907        6.33                 60,806      3,753        6.17
---------------------------------------------------------------------------------------------------------------------------------
  Loans 2,3:
    Commercial                                  19,391      1,660        8.56                 20,031      1,642        8.20
    Real estate                                 37,684      3,514        9.32                 33,104      3,116        9.42
    Installment                                    729         73        9.98                    388         46       11.85
---------------------------------------------------------------------------------------------------------------------------------
    Total loans                                 57,804      5,247        9.08                 53,523      4,804        8.98
---------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets              128,408      9,635        7.50                124,484      9,094        7.30
---------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets:
  Cash and due from banks                        3,855                                         4,065
  Gross unrealized loss on investment
    securities available for sale                  (83)                                         (164)
  Reserve for possible loan losses                (806)                                         (724)
  Other assets                                   6,413                                         4,733
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest earning assets               9,379                                         7,912
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $137,787                                      $132,396
=================================================================================================================================
Liabilities and stockholders' equity
Interest bearing liabilities:
  Savings deposits 4                          $ 31,732    $   666        2.10              $  36,427    $   750        2.06
  Time deposits 5                               71,343      3,261        4.57                 66,420      2,764        4.16
---------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits              103,075      3,927        3.81                102,847      3,514        3.42
  Short-term borrowings                          3,809        202        5.30                  3,620        189        5.21
  Long-term debt                                 3,453        201        5.83                  1,749         99        5.69
---------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities           110,337      4,330        3.92                108,216      3,802        3.51
---------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing liabilities:
  Demand deposits                               16,294                                        14,960
  Other liabilities                              2,150                                         1,443
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest bearing liabilities         18,444                                        16,403
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                             9,006                                         7,777
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $137,787                                      $132,396
=================================================================================================================================
Net interest income (tax equivalent basis)                  5,305        3.58                             5,292        3.79
Tax equivalent basis adjustments 6                            (64)                                          (60)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 5,241                                       $ 5,232
=================================================================================================================================
Average rate paid to fund interest earning assets                        3.37                                          3.06
---------------------------------------------------------------------------------------------------------------------------------
Net interest income as a percentage of
   interest earning assets (tax equivalent basis)                        4.13%                                         4.26%
=================================================================================================================================

1  Includes  investment  securities  available  for sale and  held to  maturity
2  Includes  nonperforming  loans 3 Includes  loan fees of $123,000 and $200,000 in 1997 and 1996, respectively
4  Includes noninterest bearing deposits maintained by a state governmental agency of $469,000 in 1997 and 1996
5  Includes noninterest bearing deposits maintained by corporations and U.S. governmental agencies of $10,635,000 in 1997 and
   $12,522,000 in 1996
6  The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 1997 and 1996

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

                                               1997 Net Interest Income Increase       1996 Net Interest Income Increase
                                                 (Decrease) from 1996 due to              (Decrease) from 1995 due to
In thousands                                    Volume       Rate       Total             Volume     Rate       Total
=================================================================================================================================
Interest income
Loans:
  Commercial                                  $   (52)    $   70      $   18             $  457  $   (17)     $  440
  Real estate                                     431        (33)        398                797      (46)        751
  Installment                                      40        (13)         27                  2        4           6
---------------------------------------------------------------------------------------------------------------------------------
Total loans                                       419         24         443              1,256      (59)      1,197
Taxable investment securities                      45         96         141                178      130         308
Tax-exempt investment securities                   13          1          14                  5       -            5
Federal funds sold and securities
  purchased under agreements to resell            106         15         121                 62      (24)         38
Other short-term investments                     (175)        (1)       (176)                38      (15)         23
Interest-bearing deposits with banks               (2)        -           (2)                (4)      (1)         (5)
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                             406        135         541              1,535       31       1,566
---------------------------------------------------------------------------------------------------------------------------------
Interest expense
Savings deposits                                   97        (13)         84                  8      (33)        (25)
Time deposits                                    (205)      (292)       (497)              (751)     (85)       (836)
Short-term borrowings                             (10)        (3)        (13)               (47)      14         (33)
Long -term debt                                   (97)        (5)       (102)              (120)      41         (79)
---------------------------------------------------------------------------------------------------------------------------------
Total interest expense                           (215)      (313)       (528)              (910)     (63)       (973)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                           $   191     $ (178)     $   13             $  625    $ (32)     $  593
=================================================================================================================================

Loans
Total loans averaged $57.8 million in 1997 compared to $53.5 million in 1996, an increase of 8.0%, while total loans declined slightly at December 31, 1997 to $56.9 million from a year earlier. The increase in average loans resulted from greater commercial loan growth and the reduction in loans at year-end was due to the paydown of syndicated line draw-downs. These lines had draw downs during 1997 and paid off prior to year-end.

Loans originated for sale declined to $1.6 million in 1997 from $3.8 million in 1996, while loans sold decreased to $1.2 million in 1997 from $4.3 million in 1996. Gains and commissions on loan sales declined from $170,000 in 1996 to $57,000 in 1997.

At December 31, 1997, loans to churches totalled $7.5 million, representing 13.2% of total loans outstanding and are included with real estate loans. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate.

The Bank's primary market area consists of northern New Jersey, particularly within the Newark area. Although Newark is undergoing a major renovation, the city continues to experience a high rate of unemployment. The overall unemployment rate in the State of New Jersey was 5.1% at the end of 1997 compared to a nationwide rate of 4.9%.

While management believes that its loan portfolio is well secured and able to withstand a downturn in economic conditions, its effects will be carefully considered in making credit decisions in 1998.

Management is unaware of any significant potential problem loans at December 31, 1997.

Maturities and interest sensitivities of loans
Information pertaining to maturities and the sensitivity to changes in interest rates of loans at December 31, 1997 is presented below.

                                  One Year
                    Due in One    Through     Due After
In thousands        Year or Less  Five Years  Five Years   Total
==============================================================================
Commercial          $  4,012      $  5,941    $  9,035    $ 18,988
Real estate:
  Construction           604            -           -          604
  Mortgage             1,498         7,263      27,844      36,605
  Installment             57           450         243         750
-------------------------------------------------------------------------------
Total               $  6,171      $ 13,654    $ 37,122    $ 56,947
===============================================================================
Loans at fixed
  interest rates    $  2,386      $  6,533    $  7,276    $ 16,195
Loans at variable
  Interest rates       3,785         7,121      29,846      40,752
-------------------------------------------------------------------------------
Total               $  6,171      $ 13,654    $ 37,122    $ 56,947
===============================================================================

Summary of loan loss experience
Changes in the reserve for possible loan losses are summarized below.

Dollars in thousands                          1997       1996
===============================================================
Balance, January 1                          $ 750      $ 650
---------------------------------------------------------------
Charge-offs:
  Commercial loans                             31         25
  Real estate loans                           108         65
  Installment loans                            19          8
----------------------------------------------------------------
Total                                         158         98
----------------------------------------------------------------
Recoveries:
  Commercial loans                             57         20
  Real estate loans                             5         81
  Installment loans                            12          6
----------------------------------------------------------------
Total                                          74        107
----------------------------------------------------------------
Net (charge-offs) recoveries                  (84)         9
Provision for possible loan
  losses charged to operations                159         91
-----------------------------------------------------------------
Balance, December 31                        $ 825      $ 750
=================================================================
Net charge-offs (recoveries) as a
  percentage of average loans                 .15%      (.02)%
Reserve for possible loan losses as
  a percentage of loans                      1.45       1.31
Reserve for possible loan losses as
  a percentage of nonperforming loans       59.10      70.89
=================================================================

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

Net charge-offs comprised .15% of total loans in 1997 while there was a net recovery in 1996. The reserve for possible loan losses was 1.45% of total loans at December 31, 1997 compared to 1.31% at December 31, 1996.

Allocation of the reserve for possible loan losses
The reserve for possible loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31:
                              1997                  1996
=================================================================
                               Percentage           Percentage
                                  of Loan              of Loan
Dollars in thousands   Amount    Category    Amount   Category
=================================================================
Commercial             $ 348        1.85%    $ 250      1.27%
Real estate              382        1.01       376      1.00
Installment               12        1.62        12      2.71
Unallocated               83         -         112       -
-----------------------------------------------------------------
Total                  $ 825        1.45%    $ 750      1.31%
=================================================================

Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below:

In thousands                                  1997       1996
=================================================================
Nonperforming loans
  Commercial                               $   614    $   437
  Real estate                                  781        617
  Installment                                    1          4
-----------------------------------------------------------------
Total nonperforming loans                    1,396      1,058
Other real estate owned                        415        672
-----------------------------------------------------------------
Total                                       $1,811     $1,730
=================================================================

The increase in nonperforming loans in 1997 resulted primarily from the addition of a commercial loan that is 70% guaranteed by the Small Business Administration and a residential mortgage loan that management considers well-secured.

Total risk elements includes a restructured loan to a commercial borrower totalling $1.3 million, along with a $100,000 working capital loan to the same borrower. The $1.3 million commercial mortgage loan is currently performing in accordance with its modified terms while the working capital loan is currently performing in accordance with its original terms (See Note 6).

Deposits
Total deposits rose from $115.9 million at December 31, 1996 to $119.7 million a year later, while average deposits rose 1.3%, from $117.8 million in 1996 to $119.4 million in 1997. While total deposits did not change significantly from 1996 to 1997, the deposit components experienced larger fluctuations, particularly at year-end. December 31, 1997 included an $8 million nonrecurring demand deposit from a U.S. Government agency which was withdrawn on January 2, 1998.

Savings accounts declined during 1997 while time deposits rose due to the transfer of municipal transaction account balances into longer term deposit instruments. As a result, the average rate paid on interest bearing deposits rose from 3.42% in 1996 to 3.81% in 1997.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 1997. While local municipalities use the accounts for operating and short-term investments purposes, the U.S. Government uses noninterest-bearing certificates of deposit as compensating balances, representing a form of payment for services provided. All the foregoing deposits require collateralization with readily marketable U.S. Government securities. While the Bank issues certificates of deposit to municipalities in amounts of $100,000 at rates which are competitive with other institutions and somewhat more costly than other sources of deposits, the overall cost of certificates of deposit of $100,000 or more is reduced by the maintenance of the foregoing compensating balance accounts.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Certain corporations and governmental agencies maintain noninterest-bearing savings and time deposit accounts with the Bank as compensation for services performed. At December 31, 1997, such balances totalled $469,000 and $10,635,000, respectively.

                                       11
Short-term borrowings
Average short-term borrowings rose 5.2% in 1997 because of higher U.S. Treasury tax and loan note option account balances. The average rate paid for short-term borrowings increased nine basis points from 5.21% in 1996 to 5.30% in 1997.

Long-term debt
Long-term debt rose from $1,749,000 at December 31, 1996 to $3,749,000 a year later due to $2 million of Federal Home Loan Bank advances incurred in February, 1997. The average rate paid on long-term debt rose from 5.69% in 1996 to 5.83% in 1997.

Other operating income
Other operating income increased 4.5%, from $1,147,000 in 1996 to $1,199,000 in 1997. The primary reasons for the increase were higher loan syndication fees, which rose from $238,000 in 1996 to $283,000 in 1997 and higher earnings from increased cash surrender value of corporate owned life insurance, which rose from $3,000 in 1996 to $72,000 in 1997. These increases were partially offset by lower gains and commissions on loan sales. The syndication fees represent compensation from large corporations that utilize the Bank to syndicate lines of credit to other small banks.

Other operating expenses
Other operating expenses, which include expenses other than interest, income taxes and the provision for possible loan losses, totalled $4.6 million in 1997, a 4.3% decrease compared to 1996. The primary reason for the decrease was the nonrecurring $100,000 FDIC SAIF assessment imposed in 1996.


Salaries and other employee benefits remained virtually unchanged in 1997, as did occupancy and equipment expense.

Other expenses were lower by $199,000 , or 13.2% in 1997 due primarily to the aforementioned nonrecurring $100,000 FDIC SAIF assessment. Also contributing to the reduction was lower marketing expense, which declined from $99,000 in 1996 to $38,000 in 1997.

Income tax expense
Income tax expense as a percentage of pre-tax income was 35.3% in 1997 compared to 34.8% in 1996.

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

The  major   contribution   during  1997  from   operating   activities  to  the
Corporation's liquidity came from net income while a decrease in accrued expenses and other liabilities described in Note 10 to the Financial Statements was the primary use of cash for operating activities.

Net cash used in investing activities was primarily the result of the purchase of investment securities available for sale, which totalled $42.6 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $41 million.

The primary sources of funds from financing activities resulted from an increase in deposits of $3.9 million along with the sale of $2 million of preferred stock, while a $962,000 decrease in short-term borrowings comprised the largest use of funds.

Effects of inflation
Inflation, as measured by the CPI, declined to 2% in 1997 compared to 2.8% in 1996 and 2.8% in 1995.

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

Interest rate sensitivity
The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest bearing liability, or when an interest bearing liability matures or when its interest rate changes in a time period different from that of an earning asset that it supports. While the Corporation does not match specific assets and liabilities, total earning assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

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

One measure of interest rate risk is the interest-sensitivity analysis, which details the repricing differences for assets and liabilities for given periods. The primary limitation of this analysis is that it is a static (i.e., as of a specific point in time) measurement which does not capture risk that varies nonproportionally with changes in interest rates. Because of this limitation, the Corporation uses a simulation model as its primary method of measuring interest rate risk. This model, because of its dynamic nature, forecasts the effects of different patterns of rate movements on the Corporation's mix of interest sensitive assets and liabilities.

The following table presents the Corporation's interest rate sensitivity position at December 31, 1997 categorized by anticipated repricing frequency.

Interest Rate Sensitivity Analysis

                                                                 Interest Sensitivity Period
=================================================================================================================================
                                                Daily         Due After    Due After                  Due After
                                                Floating and  Three Months Six Months   Total         One Year or
                                                Due Within    But Within   But Within   Within        Noninterest-
In thousands                                    Three Months  Six Months   One Year     One Year      sensitive     Total
=================================================================================================================================
Interest earning assets
Interest bearing deposits with banks              $        40  $        -   $        -   $        40  $         -   $        40
Investment securities                                  18,173        2,361        4,547       25,081        37,292       62,373
Loans                                                  15,883        4,915        8,497       29,295        27,652       56,947
---------------------------------------------------------------------------------------------------------------------------------
Total                                                  34,096        7,276       13,044       54,416        64,944      119,360
---------------------------------------------------------------------------------------------------------------------------------
Sources of funds supporting interest-earning assets
Savings deposits (1)                                    8,597           -            -         8,597        16,352       24,949
Time deposits                                          42,719        7,952        3,841       54,512        15,467       69,979
Short-term borrowings                                   4,213           -            -         4,213            -         4,213
Long-term debt                                             -            -            -            -          3,749        3,749
Noninterest bearing sources                                -            -            -            -         16,470       16,470
---------------------------------------------------------------------------------------------------------------------------------
Total                                                  55,529        7,952        3,841       67,322        52,038      119,360
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive gap                                (21,433)        (676)       9,203      (12,906)
---------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitivity gap                $  (21,433) $   (22,109) $   (12,906) $   (12,906)
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets to interest
  sensitive liabilities                                 .61:1         91:1       3.39:1        .81:1
---------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitive assets
  to interest sensitive liabilities                     .61:1       . 65:1        .82:1        .81:1
---------------------------------------------------------------------------------------------------------------------------------
Interest-sensitivity gap as a percentage of
  total assets                                         (15.43)%       (.49)%       6.63 %      (9.29)%
---------------------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitivity gap as a percentage
  of total assets                                      (15.43)%     (15.92)%      (9.29)%      (9.29)%
=================================================================================================================================

(1) Based on historical experience, management has classified passbook and statement savings accounts as noninterest sensitive

At December 31, 1997, the Corporation had a negative cumulative one-year gap of $12.9 million, representing 9.29% of total assets and a ratio of .81:1. Utilizing the dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 200 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

The following table presents the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1997. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.

Interest Rate Sensitivity Analysis
                                                        Expected Maturity
=================================================================================================================================
                              Average
                              Interest                                                                       Total       Fair
In thousands                  Rate (1)      1998         1999       2000       2001       2002   Thereafter  Balance     Value
=================================================================================================================================
Interest sensitive assets
Interest bearing deposits
  with banks                     4.75%  $     40     $     -    $     -    $     -    $     -    $     -   $      40  $      40
Investment securities:
    U.S. Treasury securities     6.24      2,753        1,509        501         -          -          -       4,763      4,784
    Obligations of U.S.
      government agencies        6.46     21,519        4,423      8,879      1,012      1,457     14,129     51,419     51,348
    Obligations of state and
      political subdivisions     7.21        121          102        354      1,148        401      2,661      4,787      4,792
    Other debt securities        7.66         -            -          -          -          -         262        262        262
    Equity securities              -          -            -          -          -          -       1,143      1,143      1,146

Loans net of unearned income:
    Commercial                   8.45     14,694          754      1,309      1,181        941        109     18,988     20,447
    Mortgage                     9.03     13,563        5,546      7,031      2,091      4,323      4,655     37,209     38,202
    Consumer                    10.17        231          164         93         60         35        167        750        783
Loans held for sale              9.00        807           -          -          -          -          -         807        807
---------------------------------------------------------------------------------------------------------------------------------
Total interest sensitive
  assests                        7.64%   $53,728      $12,498    $18,167    $ 5,492    $ 7,157    $23,126   $120,168   $122,611
=================================================================================================================================
Interest sensitive liabilities
Deposits:
  SuperNOW and money
    market accounts              2.22%  $  8,597    $      -    $     -    $     -  $       -   $      -     $ 8,597    $ 8,597
  Regular savings                2.25         -            -          -          -          -      16,352     16,352     16,352
  Time                           4.71     63,239        4,089        669        250        234      1,498     69,979     70,027
Short-term borrowings            5.57      4,213           -          -          -          -          -       4,213      4,213
Long-term debt                   5.80         -            -          -          -       2,000      1,749      3,749      3,726
---------------------------------------------------------------------------------------------------------------------------------
Total interest sensitive
  liabilities                    4.19%  $ 76,049     $  4,089   $    669   $    250  $   2,234  $  19,599   $102,890   $102,915
=================================================================================================================================

(1) Tax equivalent basisexcludes equity securities

Expected maturities consist of contractual maturities adjusted for principal payments. The Corporation uses certain assumptions to estimate fair values and expected maturities. The actual maturities of these instruments could vary substantially if future prepayments differ from estimated experience.

Capital

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice at December 31:
                                                          Bank
                                     Consolidated         Only
===========================================================================
                                      December 31,     December 31,
Dollars in thousands                 1997     1996     1997    1996
===========================================================================


Total stockholders' equity        $10,032  $ 8,287  $10,628   $9,726
Net unrealized loss on investment
  securities available for sale        38      111       45      111
Disallowed intangibles                (56)     (66)     (56)     (66)
---------------------------------------------------------------------------
Tier 1 capital                     10,014    8,332   10,617    9,771
---------------------------------------------------------------------------
Qualifying long-term debt           1,749    1,749      249      249
Reserve for possible loan losses      781      734      773      734
---------------------------------------------------------------------------
Tier 2 capital                      2,530    2,483    1,022      983
---------------------------------------------------------------------------
Total capital                     $12,544  $10,815  $11,639  $10,754
===========================================================================
Risk-adjusted assets              $62,491  $58,681  $61,824  $58,681
Total assets                      138,868  134,951  137,985  134,951
---------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1 capital to risk-
    adjusted assets                 16.02%   14.20%   17.17%   16.65%
  Regulatory minimum                 4.00     4.00     4.00     4.00
  Total capital to risk-
    adjusted assets                 20.07    18.43    18.83    18.33
  Regulatory minimum                 8.00     8.00     8.00     8.00
Leverage ratio                       7.21     5.93     7.69     7.01
Total stockholders' equity to
    total assets                     7.22     6.14     7.90     7.21
===========================================================================

Results of operations - 1996 compared with 1995
Net income in 1996 increased $143,000, or 17.8%, to $945,000 compared to $802,000 in 1995. Related earnings per common share on a diluted basis rose to $7.51 form $6.51.

Both 1996 and 1995 included nonrecurring items which affected net income. In the third quarter of 1996, an assessment of $100,000 was paid to the FDIC representing the Bank's share of replenishing the Savings Association Insurance Fund ("SAIF"), for the purchase in 1994 of a branch of a failed thrift institution that was SAIF-insured, while the first quarter of 1995 included $198,000 of proceeds received from the RTC, representing earnings on funds allocated to purchase loans from the RTC, offset in part by a special addition of $115,000 to the provision for possible loan losses, to provide a reserve on these loans.

Excluding these items along with net securities gains, earnings from operations rose $262,000 to $1,006,000 in 1996, up 35.2% from $755,000 in 1995.

The primary reason for the improved earnings performance was an increase in net interest income, which rose 12.7% compared to 1995, partially offset by higher costs associated with the operations of a branch office acquired in March, 1996 and the completion of renovations of the Bank's main office.

On a fully taxable equivalent ("FTE") basis, net interest income rose to $5.2 million in 1996 from $4.6 million in 1995, while the related net interest margin decreased to 4.26% to 4.50%. This improvement in net income resulted from a higher level of interest earning assets, which averaged $124.5 million in 1996 compared to $104.4 million in 1995. Loan growth comprised most of this increase. The lower net interest margin reflected a higher cost of deposits along with a narrower spread on loans.

Total investment securities averaged $60.8 million in 1996 compared to $57 million in 1995, an increase of $3.8 million, or 6.9%. Most of this increase came from the proceeds received from the deposit assumption and were invested in U.S. Government agency securities.

Total loans averaged $53.5 million in 1996 compared to $39 million in 1995, an increase of 37.2%. At December 31,1996, total gross loans were $57.1 million, up 27.7% from $44.7 million at 1995 year-end. This increase resulted from greater commercial loan growth, as well as increased residential mortgage volume, which included the purchase of $4 million of performing residential mortgage loans in connection with the 1996 branch acquisition.

Other operating income decreased 15.8% to $1,147,000 in 1996 from $1,363,000 in 1995 due primarily to the aforementioned proceeds received from the RTC in 1995. Service charges on deposit accounts declined 16.7% in 1996 primarily due to the loss of a customer whose account incurred significant service charges in 1995. These reductions were partially offset by higher agency fees, which rose 45.1%, to $235,000 in 1996 from $162,000 in 1995. These fees represent compensation from large corporations that utilize the Bank to syndicate lines of credit.

Other operating expenses totalled $4.8 million in 1996, a 14% increase compared to 1995. The primary reasons for the increase in overall operating expenses were the branch acquisition along with costs attributable to the renovation of the main office.

Occupancy and equipment expense rose $271,000, or 63.5% from 1995 to 1996 due to higher depreciation expense arising from the renovations of the Bank's main office.

Other expenses were higher by $150,000, or 11% in 1996 due primarily to the nonrecurring $100,000 FDIC SAIF assessment. Also contributing to the increase was higher marketing expense, which rose from $19,000 in 1995 to $85,000 in 1996 as the Bank instituted a market awareness program.

Income tax expense as a percentage of pretax income was 35.3%, up slightly, from 34.8% in 1995.

Year 2000
During 1997, the Corporation established an overall plan to address system-related Year 2000 issues. The plan calls for either system modifications to , or replacement of, existing business systems applications. A majority of the systems are provided and maintained by outside vendors with whom management is coordinating the Year 2000 efforts. The cost of this Year 2000 compliance program related to system modifications is not expected to be material to the Corporation's earnings in 1998 or thereafter. The Corporation currently anticipates that substantially all of the work under this program, including the testing of critical systems, will be initially completed by the end of 1998, with further testing to be performed during 1999.

KPMG Peat Marwick LLP
New Jersey Headquarters
150 John F Kennedy Parkway
Short Hills, NJ 07078

                          Independent Auditors' Report

The Board of Directors and Stockholders City National Bancshares Corporation:

We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform thee audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick. LLP
February 11. 1998

                                       17
Item 8. Financial Statements and Supplementary Data

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet
                                                              December 31,
                                                        =======================

Dollars in thousands, except per share data ..........         1997         1996
                                                           ========     ========
Assets
Cash and due from banks (Note 2) .....................     $ 13,260     $  2,767
Federal funds sold (Note 3) ..........................         --          8,900
Interest-bearing deposits with banks .................           40           74
Investment securities available for sale (Note 4) ....       32,694       30,997
Investment securities held to maturity
  (Market value of $29,638 in 1997 and $29,517
  in 1996) (Note 5) ..................................       29,666       29,866
Loans held for sale (Note 1) .........................          807          291
Loans (Note 6) .......................................       56,947       57,128
Less: Reserve for possible loan losses (Note 7) ......          825          750
                                                           --------     --------
Net loans ............................................       56,122       56,378
                                                           --------     --------
Premises and equipment (Note 8) ......................        3,192        3,331
Accrued interest receivable ..........................        1,112        1,078
Other real estate owned ..............................          385          672
Other assets  (Note 15) ..............................        1,590          597
                                                           --------     --------
Total assets .........................................     $138,868     $134,951
                                                           ========     ========
Liabilities and Stockholders' Equity

Deposits: (Notes 2, 4, 5, and 9)
  Demand .............................................     $ 24,789     $ 13,699
  Savings ............................................       24,949       37,527
  Time ...............................................       69,979       64,628
                                                           --------     --------
Total deposits .......................................      119,717      115,854
Short-term borrowings (Notes 6 and 11) ...............        4,213        5,175
Accrued expenses and other liabilities (Note 10) .....        1,157        3,886
Long-term debt (Note 12) .............................        3,749        1,749
                                                           --------     --------
Total liabilities ....................................      128,836      126,664
Commitments and contingencies (Note 21)
Stockholders' equity (Note17):
  Preferred stock, no par value: Authorized
  100,000 shares (Note 16);
  Series A , issued and outstanding 8 shares
   in 1997 and 1996 ..................................          200          200
  Series B , issued and outstanding 20 shares
   in 1997 and 1996 ..................................          500          500
  Series C , issued and outstanding 108 shares
   in 1997 and 1996 ..................................           27           27
  Series D , issued and outstanding 3,280
   shares in 1997 ....................................          820         --
  Common stock, par value $10: Authorized
   400,000 shares; 114,980 shares issued and
   114,141 outstanding in 1997 and 1996 ..............        1,150        1,150
  Surplus ............................................          901          901
  Retained earnings ..................................        6,497        5,645
  Less:
    Net unrealized loss on investment
     securities available for sale ...................           38          111
    Treasury stock, at cost - 839 shares .............           25           25
                                                           --------     --------
Total stockholders' equity ...........................       10,032        8,287
                                                           --------     --------
Total liabilities and stockholders' equity ...........     $138,868     $134,951
                                                           ========     ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Income
                                                     Year Ended December 31,
                                             ===================================
Dollars in thousands,
except per share data ...................         1997         1996         1995
                                              ========     ========     ========
Interest income
Interest and fees on loans ..............     $  5,247     $  4,804     $  3,607
Interest on Federal funds sold and
  securities purchased under
  agreements to resell ..................          439          317          279
Interest on other short-term
  investments ...........................           39          215          192
Interest on deposits with banks .........            3            5           10
Interest and dividends on
  investment securities:
  Taxable ...............................        3,718        3,577        3,269
  Tax-exempt ............................          125          116          113
                                              --------     --------     --------
Total interest income ...................        9,571        9,034        7,470
                                              --------     --------     --------
Interest expense
Interest on deposits (Note 9) ...........        3,927        3,514        2,653
Interest on short-term borrowings .......          202          189          156
Interest on long-term debt ..............          201           99           20
                                              --------     --------     --------
Total interest expense ..................        4,330        3,802        2,829
                                              --------     --------     --------
Net interest income .....................        5,241        5,232        4,641
Provision for possible loan
  losses (Note 7) .......................          159           91          486
                                              --------     --------     --------
Net interest income after provision
  for possible loan losses ..............        5,082        5,141        4,155
                                              --------     --------     --------
Other operating income
Service charges on deposit accounts .....          604          592          711
Other income (Notes 13 and 15) ..........          577          548          642
Net gains on sales of investment
  securities (Notes 4 and 5) ............           18            7           10
                                              --------     --------     --------
Total other operating income ............        1,199        1,147        1,363
                                              --------     --------     --------
Other operating expenses
Salaries and other employee
  benefits (Note 15) ....................        2,615        2,628        2,455
Occupancy expense (Note 8) ..............          319          289          153
Equipment expense (Note 8) ..............          382          409          274
Other expenses (Note 13) ................        1,314        1,513        1,363
                                              --------     --------     --------
Total other operating expenses ..........        4,630        4,839        4,245
                                              --------     --------     --------
Income before income tax expense ........        1,651        1,449        1,273
Income tax expense (Note 14) ............          582          504          471
                                              --------     --------     --------
Net income ..............................     $  1,069     $    945     $    802
                                              ========     ========     ========
Net income per common
  share (Note 18)
Basic ...................................     $   8.98     $   8.31     $   7.22
Diluted .................................         8.11         7.51         6.51
                                              ========     ========     ========
Basic average common shares
  outstanding ...........................      114,141      113,498      111,141
Diluted average common
  shares outstanding ....................      127,991      127,348      124,991
                                              ========     ========     ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity                                                                          Net Unrealized
                                                                                                Gain (Loss) on
                                                                                               Investment Securities
                                                      Common                Preferred  Retained  Available     Treasury
Dollars in thousands                                  Stock      Surplus    Stock      Earnings  for Sale      Stock        Total
===================================================================================================================================
Balance, December 31, 1994 ........................   $  1,120   $    886   $   --     $  4,194    $   (587)   $    (25)   $  5,588
Net income ........................................       --         --         --          802        --          --           802
Proceeds from issuance of preferred stock .........       --         --          200       --          --          --           200
Change in net unrealized loss on investment
  securities available for sale ...................       --         --         --         --           446        --           446
Dividends paid on common stock ....................       --         --         --         (140)       --          --          (140)
                                                      --------   --------   --------   --------    --------     --------   --------
Balance, December 31, 1995 ........................      1,120        886        200      4,856        (141)        (25)      6,896
Net income ........................................       --         --         --          945        --          --           945
Proceeds from issuance of common stock ............         30         15       --         --          --          --            45
Proceeds from issuance of preferred stock .........       --         --          527       --          --          --           527
Change in net unrealized loss on investment
  securities available for sale ...................       --         --         --         --            30        --            30
Dividends paid on common stock ....................       --         --         --         (154)       --          --          (154)
Dividends paid on preferred stock .................       --         --         --           (2)       --          --            (2)
                                                      --------   --------   --------   --------    --------     --------   --------
Balance, December 31, 1996 ........................      1,150        901        727      5,645        (111)        (25)      8,287
Net income ........................................       --         --         --        1,069        --          --         1,069
Proceeds from issuance of preferred stock .........       --         --          820       --          --          --           820
Change in net unrealized loss on investment
  securities available for sale ...................       --         --         --         --            73        --            73
Dividends paid on common stock ....................       --         --         --         (173)       --          --          (173)
Dividends paid on preferred stock .................       --         --         --          (44)       --          --           (44)
                                                      --------   --------   --------   --------    --------     --------   --------
Balance, December 31, 1997 ........................   $  1,150   $    901   $  1,547   $  6,497    $    (38)   $    (25)   $ 10,032
                                                      ========   ========   ========   ========    ========     ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows                Year Ended December 31,
                                             ===================================
In thousands                                       1997        1996        1995
================================================================================
Operating activities
Net income .................................   $  1,069    $    945    $    802
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization ............        367         339         191
  Provision  for possible loan losses ......        159          91         486
  Accretion of discount, net of premium
    amortization on investment securities ..         12         (15)        151
  Net gains on sales and calls of investment
    securities .............................        (18)         (7)        (10)
  Gains and commissions on loans held for
    sale ...................................        (57)       (170)       (122)
(Increase) decrease in accrued interest
  receivable ...............................        (33)       (123)        194
Deferred income tax  benefit ...............       (104)        (53)       (203)
(Increase) decrease in other assets ........     (1,143)         (4)        984
Decrease in other real estate owned ........        336        --            95
(Decrease) increase  in accrued expenses
  and other liabilities ....................     (2,525)      2,702        (150)
                                               --------    --------    --------
Net cash (used in) provided by
  operating activities .....................     (1,937)      3,705       2,418
                                               --------    --------    --------
Investing activities
Loans originated for sale ..................     (1,611)     (3,776)     (4,594)
Proceeds from sales of loans held for sale .      1,152       4,210       4,631
Decrease (increase) in loans ...............         48      (8,805)     (8,159)
Purchase of loans in conjunction with
  branch acquisitions ......................       --        (4,035)    (11,479)
Decrease  (increase) in interest-bearing
  deposits with banks ......................         34         247        (321)
Proceeds from maturities of investment
  securities available for sale,
  including sales, principal payments
  and early redemptions ....................     41,011      20,917       1,524
Proceeds from maturities of investment
  securities held to maturity, including
  principal payments and early redemptions .      3,718       4,643      11,127
Purchases of investment securities
  available for sale .......................    (42,570)    (21,221)     (2,745)
Purchases of investment securities held
  to maturity ..............................     (3,529)    (10,025)    (10,669)
Purchases of premises and equipment ........       (227)     (1,382)       (739)
                                               --------    --------    --------
Net cash used in investing activities ......     (1,974)    (19,227)    (21,424)
                                               --------    --------    --------
Financing activities
Deposits assumed in branch acquisitions ....       --         7,661        --
Increase (decrease) in deposits ............      3,863       7,304      (3,052)
(Decrease) increase in short-term
  borrowings ...............................       (962)      1,514       3,661
Proceeds from issuance of long-term debt ...      2,000        --         1,500
Proceeds from issuance of common stock .....       --            45        --
Proceeds from issuance of preferred stock ..        820         527         200
Dividends paid on preferred stock ..........        (44)         (2)       --
Dividends paid on common stock .............       (173)       (154)       (140)
                                               --------    --------    --------
Net cash provided by financing activities ..      5,504      16,895       2,169
                                               --------    --------    --------
Net increase (decrease) in cash and
  cash equivalents .........................      1,593       1,373     (16,837)
Cash and cash equivalents at beginning
  of year ..................................     11,667      10,294      27,131
                                               --------    --------    --------
Cash and cash equivalents at end of year ...   $ 13,260    $ 11,667    $ 10,294
                                               ========    ========    ========
Cash paid during the year:
Interest ...................................   $  4,321    $  3,960    $  2,719
Income taxes ...............................        538         335         991

Supplemental schedule for noncash investing activities:
Real estate acquired in settlement
  of loans .................................         49         460         212
Transfers of investment securities
  held to maturity to investment
  securities available for sale ............       --          --        21,836
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

Federal Home Loan Bank of New York
The Bank, as a member of Federal Home Loan Bank of New York "FHLB", is required to hold shares of capital stock of the FHLB based on a specified formula. The FHLB stock is carried at cost.

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

Loans
Loans are stated at the principal amounts outstanding, net of unearned discount and deferred loan fees. Interest income is accrued as earned, based upon the principal amounts outstanding. Loan origination fees and certain direct loan origination costs, as well as unearned discount, are deferred and recognized over the life of the loan revised for loan prepayments, as an adjustment to the loan's yield. Recognition of interest on the accrual method is generally discontinued when a loan contractually becomes 90 days or more past due or a reasonable doubt exists as to the collectibility of the loan, unless such loans are well-secured and in the process of collection. At the time a loan is placed on a nonaccrual status, previously accrued and uncollected interest is generally reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when it is current as to principal and interest and its future collectibility is expected.

The Corporation has defined the population of impaired loans to be all nonaccrual loans of $100,000 or more considered by management to be inadequately secured and subject to risk of loss. Impaired loans of $100,000 or more are individually assessed to determine that the loan's carrying value does not exceed the fair value of the underlying collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage and installment loans, are specifically excluded from the impaired loan portfolio. Where impaired loans are carried at the present value of expected future cash flows, any change in such value is included with the provision for possible loan losses. There were no impaired loans during 1997 or 1996.

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


Bank premises and equipment
Premises and equipment are stated at cost less accumulated depreciation based upon estimated useful lives of three to 39 years, computed using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred, while major replacements and improvements are capitalized. The net asset values of assets retired or disposed of are removed from the asset accounts and any related gains or losses are included in operations.

Other real estate owned
Other real estate owned ("OREO") acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell, net of a valuation allowance. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the reserve for possible loan losses. Operating results, including any future writedowns of OREO, rental income and operating expenses, are included in "Other expenses".

A reserve for OREO has been established through charges to OREO expense to maintain properties at the lower of cost or fair value less estimated cost to sell.

Core deposit premiums
The premium paid for the acquisition of deposits in connection with the purchase of a branch office is amortized on an accelerated basis over the ten-year estimated useful life of the assumed deposit base.

Income taxes
Federal income taxes are based on currently reported income and expense after the elimination of income which is exempt from Federal income tax.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Such temporary differences include depreciation and the provision for possible loan losses.

Net income per common share
The Corporation adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings per share" on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures from the date of issue.

Recent accounting pronouncement
In June 1997, the FASB issued SFAS No. 130. "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income an its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 is not expected to materially affect the financial statements

Stock-based compensation
On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which permits entities to recognize as expense over a vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide proforma a net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS 123 stock based-compensation as applicable.

Reclassifications
Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements in order to conform with the 1997 presentation.

Note 2   Cash and due from banks
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $662,000 in 1997 and $1,028,000 in 1996.

Cash and due from banks and demand deposits at December 31, 1997 included an $8 million nonrecurring deposit made by an agency of the U.S Government which was withdrawn on January 2, 1998. The source of this deposit was a check drawn on a financial institution that was located out of the Bank's Federal Reserve district.

Note 3 Federal funds sold and securities purchased under agreements to resell Federal funds sold averaged $7.8 million during 1997 and $6.0 million in 1996, while the maximum balance outstanding at any month-end during 1997 and 1996 was $7.3 million and $11.6 million, respectively. During 1997 and 1996, securities purchased under agreements to resell averaged $27,000 and $41,000 respectively. There were no such transactions outstanding at any month-end. The aforementioned repurchase agreements were collateralized by U.S. Treasury securities held for the benefit of the Bank at the Federal Reserve Bank.

Note 4   Investment securities available for sale
The amortized cost and market values at December 31 of investment securities available for sale were as follows:
                                        Gross      Gross
                         Amortized Unrealized Unrealized    Market
1997 In thousands             Cost      Gains     Losses     Value
======================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies      $10,432     $   75     $   56   $10,450
Obligations of states and
   political subdivisions    2,251         11         13     2,249
Other securities:
  Mortgage-backed
   securities               18,620        144        178    18,587
  Other debt securities        262         -          -        262
  Equity securities          1,143          3         -      1,146
----------------------------------------------------------------------
Total                      $32,708     $  233     $  247   $32,694
======================================================================

                                        Gross      Gross
                         Amortized Unrealized Unrealized    Market
1996 In thousands             Cost      Gains     Losses     Value
======================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies      $11,322   $    127  $      81   $11,368
Other securities:
  Mortgage-backed           18,900        111        265    18,746
  Equity securities            883         -          -        883
----------------------------------------------------------------------
Total                      $31,105   $    238   $    346   $30,997
======================================================================


At December 31, 1997, the Corporation held structured notes with a total amortized cost of $1,500,000 and a related market value of $1,445,000, reflecting gross unrealized depreciation of $55,000.

At December 31, 1996, the Corporation held structured notes with a total amortized cost of $3,477,000 and a related market value of $3,424,000, reflecting gross unrealized depreciation of $53,000. The Corporation also held structured notes in the held to maturity portfolio at December 31, 1997 and December 31, 1996.

The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 1997 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.
                                             Amortized     Market
In thousands                                      Cost      Value
=======================================================================
Due within one year:
  U.S. Treasury securities and obligations
    of U.S. Government agencies             $  4,251     $  4,199
    Mortgage-backed securities                   821          828
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies                4,513        4,536
  Mortgage-backed securities                   1,343        1,368
Due after five years but within ten years:
  Mortgage-backed securities                   3,256        3,297
  Other debt securities                          262          262
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies                1,668        1,715
  Mortgage-backed securities                  13,200       13,094
  Obligations of state and political
    subdivisions                               2,251        2,249
-----------------------------------------------------------------------
Total debt securities                         31,565       31,548
Equity securities                              1,143        1,146
-----------------------------------------------------------------------
Total                                        $32,708      $32,694
=======================================================================

Sales of investment securities available for sale totalled $3.7 million in 1997, while there were no such sales during 1996. $2.6 million of these securities were called prior to maturity during 1997, while $1 million was called prior to maturity during 1996.

Interest and dividends on investment securities available for sale was as follows:
In thousands                       1997       1996       1995
=================================================================
Taxable                        $  1,999   $  1,949    $   675
Tax-exempt                            9         -          -
-----------------------------------------------------------------
Total                          $  2,008   $  1,949    $   675
=================================================================

Investment securities available for sale having an amortized cost of $27,467,000 were pledged to secure public funds at December 31, 1997.

Note 5   Investment securities held to maturity
The book and market values as of December 31 of investment securities held to maturity were as follows:
                                        Gross      Gross
                              Book Unrealized Unrealized    Market
1997 In thousands            Value      Gains     Losses     Value
======================================================================
U.S. Treasury securities
  and obligations of U.S.
  Government agencies      $16,835  $      84   $    101   $16,818
Obligations of state and
  political subdivisions     2,536         16          9     2,543
Other securities:
  Mortgage-backed           10,295         61         79    10,277
----------------------------------------------------------------------
Total                      $29,666  $     161   $    189   $29,638
======================================================================

                                        Gross      Gross
                              Book Unrealized Unrealized    Market
1996 In thousands            Value      Gains     Losses     Value
======================================================================
U.S. Treasury securities
  and obligations of U.S.
  Government agencies      $16,849    $   131     $  268  $ 16,712
Obligations of state and
  political subdivisions     2,536         14         24     2,526
Other securities:
  Mortgage-backed           10,481         13        215    10,279
-----------------------------------------------------------------------
Total                      $29,866    $   158     $  507  $ 29,517
=======================================================================

At December 31, 1997, the Corporation held structured notes with a total amortized cost of $2,750,000 and a related market value of $2,667,000, reflecting gross unrealized depreciation of $83,000. Comparable amounts as of a year earlier were $2,750,000, $2,660,000 and $90,000, respectively.

The book value and the market value of investment securities held to maturity presented below as of December 31, 1997 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.
                                                  Book     Market
In thousands                                     Value      Value
====================================================================
Due within one year
  U.S. Treasury and obligations of
    U.S. Government agencies                  $  1,000    $   999
  Obligations of state and political
    subdivisions                                   120        120
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies                  5,688      5,668
  Mortgage-backed securities                     5,268      5,308
  Obligations of state and political
    subdivisions                                 2,416      2,423
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies                  9,648      9,651
  Mortgage-backed securities                     3,065      3,079
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. Government agencies                    499        500
  Mortgage-backed securities                     1,962      1,890
--------------------------------------------------------------------
Total                                          $29,666    $29,638
====================================================================

There were no sales of securities held to maturity in 1997 or 1996, while $3 million of securities were called prior to maturity during 1997 and $2,988,000 of securities were called during 1996, resulting in net gains of $7,000 in 1996. There were no related resulting gains or losses in 1997.

Interest and dividends on investment securities held to maturity was as follows:
In thousands                       1997       1996       1995
================================================================
Taxable                         $ 1,719    $ 1,628    $ 2,594
Tax-exempt                          116        116        113
----------------------------------------------------------------
Total                           $ 1,835    $ 1,744    $ 2,707
================================================================

Investment securities held to maturity having a book value of $18,725,000 were pledged to secure public funds at December 31, 1997.

Note 6   Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31, were as follows:
In thousands                                  1997       1996
=================================================================
Commercial                                $ 18,988   $ 19,634
Real estate                                 37,521     37,448
Installment                                    750        443
-----------------------------------------------------------------
Total loans                                 57,259     57,525
Less: Unearned income                          312        397
-----------------------------------------------------------------
Loans                                     $ 56,947   $ 57,128
=================================================================

Loans guaranteed by the Small Business Administration totalling $4,560,000 were pledged as collateral for borrowings under a note issued to the U.S. Treasury Department at December 31, 1997.

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans and troubled debt restructurings were as follows:
In thousands                                    1997       1996
==================================================================
Nonaccrual loans                            $  1,166   $  1,025
Loans with interest or principal 90
  days or more past due and still accruing       230         33
------------------------------------------------------------------
Total nonperforming loans                      1,396      1,058
Troubled debt restructurings                   1,261         -
------------------------------------------------------------------
Total nonperforming loans
   and troubled debt restructurings           $2,657     $1,058
==================================================================

The effect of nonaccrual loans on income before taxes is presented below.
In thousands                           1997     1996     1995
==================================================================
Interest income foregone              $ (67)   $ (61)   $ (52)
Interest income received                101      106       55
------------------------------------------------------------------
                                      $  34    $  45   $    3
==================================================================

Troubled debt restructurings includes two loans to one commercial borrower totalling $1.3 million. A $1 million construction loan was originated in August, 1996 and subsequently increased by $200,000. Payments remained current through June, 1997 when construction was completed and the loan was converted to a permanent commercial mortgage, at which time principal paydowns were scheduled to commence. Prior to becoming 90 days past due, the terms of the loan were modified to continue interest only payments for a specified period of time. The loan is secured by a leasehold mortgage on the financed property and the borrower's principals have provided joint and several personal guarantees. In addition, a $100,000 working capital loan secured by receivables was originated in July, 1997.

The construction loan is currently performing in accordance with the modified terms while the working capital loan is currently performing in accordance with its original terms. Management believes that both of these loans are adequately secured and fully collectible.

At December 31, 1997, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

Note 7   Reserve for possible loan losses
Transactions in the reserve for possible loan losses are summarized as follows:
In thousands                       1997       1996       1995
================================================================
Balance, January 1                $ 750      $ 650      $ 625
Provision for possible loan
  losses                            159         91        486
Recoveries of loans previously
  charged off                        74        107         98
-----------------------------------------------------------------
                                    983        848      1,209
Less: Charge-offs                   158         98        559
-----------------------------------------------------------------
Balance, December 31              $ 825      $ 750      $ 650
=================================================================


Note 8                       Premises and equipment
A summary of premises and equipment at December 31 follows:
In thousands                                  1997       1996
-----------------------------------------------------------------
Land                                        $  274     $  274
Premises                                     1,035      1,035
Furniture and equipment                      1,778      1,677
Building improvements                        1,900      1,773
------------------------------------------------------------------
Total cost                                   4,987      4,759
Less: Accumulated depreciation
  and amortization                           1,795      1,428
------------------------------------------------------------------
Net book value                              $3,192     $3,331
------------------------------------------------------------------

Depreciation  and  amortization   expense  charged  to  operations  amounted  to
$367,000, $339,000, and $191,000 in 1997, 1996, and 1995, respectively.

Note 9   Deposits
Deposits at December 31 are presented below.
In thousands                                  1997       1996
==================================================================
Noninterest bearing
  Demand                                 $  24,789  $  13,699
  Savings                                      469        469
  Time                                      10,635     12,522
------------------------------------------------------------------
Total noninterest bearing deposits          35,893     26,690
------------------------------------------------------------------
Interest bearing
  Savings                                   24,480     37,058
  Time                                      59,344     52,106
------------------------------------------------------------------
Total interest bearing deposits             83,824     89,164
------------------------------------------------------------------
Total deposits                            $119,717   $115,854
==================================================================

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:
In thousands                                  1997       1996
==================================================================
Three months or less                      $ 40,701   $ 25,967
Over three months but within six months      5,315     15,023
Over six months but within twelve months     2,956      2,557
Over twelve months                           2,037      3,943
------------------------------------------------------------------
Total deposits                            $ 51,009   $ 47,490
==================================================================

Interest expense on certificates of deposits of $100,000 or more was $2,369,000, $1,850,000 and $895,000 in 1997, 1996 and 1995, respectively.

Note 10     Accrued expenses and other liabilities
At December 31, 1996, accrued expenses and other liabilities included a noncash item for $2,876,000 that was inadvertently submitted to the Federal Reserve Bank for collection in December, 1996 and for which credit was received. The item was subsequently repaid.

Note 11   Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.
                                      Average
                                      Interest           Average   Maximum
                                      Rate on  Average   Interest  Balance
                             Decem-   Decem-   Balance   Rate      at any
                             ber 31   ber 31   During    During    Month-
Dollars in thousands         Balance  Balance  the Year  the Year  end
==============================================================================
1997
Federal funds purchased and
  securities sold under
  repurchase agreements      $   800   6.75%   $    92    5.47%    $   800
Demand note issued
  to the U.S. Treasury         3,413   5.27      3,717    5.30       8,000
------------------------------------------------------------------------------
Total                        $ 4,213   5.57%   $ 3,809    5.32%    $ 8,800
 =============================================================================
1996
Federal funds purchased and
  securities sold under
  repurchase agreements      $    -      - %   $   755    5.51%    $ 7,000
Demand note issued
  to the U.S. Treasury         5,175   5.16      2,865    5.13       8,000
------------------------------------------------------------------------------
Total                        $ 5,175   5.16%   $ 3,620    5.21%    $15,000
==============================================================================

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $4,620,000, along with loans guaranteed by the Small Business Administration totalling $4,560,000.

Note 12  Long-term debt
Long-term debt at December 31 is summarized as follows:
In thousands                                    1997     1996
================================================================
FHLB convertible advance, 5.93% due
  February 24, 2002                           $2,000   $   -
5.25% capital note, due December 28, 2005      1,500    1,500
8.00% mandatory convertible debentures,
  due July 1, 2003                               249      249
----------------------------------------------------------------
Total                                         $3,749   $1,749
================================================================

Interest is payable quarterly on the FHLB advance. The advance is callable on February 20, 2000 and on every interest payment date thereafter. The borrowing is secured by obligations of U.S. Government agencies.

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

On December 29, 1995, the Corporation issued a $1.5 million capital note to a subsidiary of a major insurance company, due December 28, 2005. Interest is payable semiannually on the capital note, on June 29 and December 29, with principal payments commencing semiannually in June, 2001.

The note agreement includes restrictive covenants including the creation of liens on Bank assets, the sale of such assets and certain limitations on investments and dividend payments and requires the maintenance of certain capital levels and earning performance, asset quality and reserve for possible loan loss ratios.

Note 13  Other operating income and expenses
The following table presents the major items of other operating income and expenses:
In thousands                            1997    1996     1995
================================================================
Other operating income
Income from loans purchased from
  Resolution Trust Corporation prior
  to loan closing                  $     -  $     -     $ 198
Agency fees on commercial loans         253      221      158

Other operating expenses
FDIC deposit insurance                   -       141      168
Stationery and supplies expense          88      141      115
Data processing                         125      157      115
=================================================================

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

Note 14  Income taxes
The components of income tax expense are as follows:
In thousands                           1997     1996     1995
=================================================================
Current
Federal                               $ 581    $ 476    $ 571
State                                   113       81      103
-----------------------------------------------------------------
Total current income tax expense        694      557      674
-----------------------------------------------------------------
Deferred
Federal                                 (90)     (45)    (172)
State                                   (22)      (8)     (31)
-----------------------------------------------------------------
Total deferred income tax
  (benefit) expense                    (112)     (53)    (203)
-----------------------------------------------------------------
Total income tax expense              $ 582    $ 504    $ 471
=================================================================

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:
In thousands                           1997     1996     1995
================================================================
Federal income tax at statutory rate  $ 561    $ 493    $ 433
Increase (decrease) in income tax
  expense resulting from:
 State income taxes, net of federal
   benefit                               60       48       48
 Tax-exempt income                      (43)     (39)     (34)
 Life insurance                         (15)     (10)      (7)
 Change in valuation allowance           (7)      -        -
 Other, net                              26       12       31
----------------------------------------------------------------
Total income tax expense              $ 582    $ 504    $ 471
================================================================

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                     1997    1996
================================================================
Deferred tax assets
Unrealized loss on investment securities
  available for sale                            $  6    $  44
Reserve for other real estate owned               12       -
Deferred compensation                             60       31
Other                                             32       25
----------------------------------------------------------------
Total deferred tax assets                        110      100
Less: Valuation allowance                         -         7
----------------------------------------------------------------
Deferred tax asset                               110       93
----------------------------------------------------------------
Deferred tax liabilities
Reserve for possible loan losses                 243      307
Premises and equipment                            20       13
Investment securities held to maturity             3        3
----------------------------------------------------------------
Deferred tax liability                           266      323
----------------------------------------------------------------
Net deferred tax liability                     $(156)   $(230)
================================================================

The net deferred liability represents the anticipated federal and state tax liability to be incurred in future years upon the utilization of the underlying tax attributes comprising this balance. Management believes, based on current estimates of future taxable earnings, that more likely than not there will be sufficient taxable income in future years to realize the total deferred tax asset. Accordingly, the valuation allowance, which amounted to $7,000 at December 31, 1996 was eliminated in 1997.

Note 15  Benefit plans
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 25% of the first 4% of basic participant salaries along with a 1% discretionary contribution, subject to a vesting schedule. Contribution expense amounted to $49,000 in 1997, $55,000 in 1996, and $36,000 in 1995.

Bonus plan
The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 1997, 1996 and 1995 amounted to $119,000 $90,000, and $119,000, respectively.

Nonqualified benefit plans
During 1997, the Bank established a supplemental executive retirement plan ("SERP"), which provides a post employment supplemental retirement benefit to certain key executive officers. SERP expense was $26,000 in 1997. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $19,000 in 1997 and $10,000 in 1996.

Benefits under both plans will be funded through a bank-owned life insurance policy, the cash surrender value of which is included in "Other assets" and totalled $1.3 million and $330,000 at December 31, 1997 and 1996, respectively. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $72,000 in 1997 and $3,000 in 1996, while the related life insurance expense was $28,000 in 1997 and $7,000 in 1996.

Stock options
During 1997, the Corporation issued 5,700 stock options at an exercise price of $20, which represented the fair market value of the stock on the date of the grant. The Corporation did not issue any stock options in 1996 or 1995. Under Accounting Principles Board Opinion No. 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of the grant. Had compensation expense been recorded for stock options granted as determined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, net income would have been reduced by $2,000 in 1997, which would not have affected the reported basic or diluted earnings per share.

The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 8.75%, expected volatility of 15%, risk-free interest rate of 6% and estimated option life of three years. The fair value of the options was $1.08 per share. The options vest equally over three years.

Note 16  Preferred stock
The Corporation is authorized to issue noncumulative perpetual preferred stock in one or more series, with no par value. Shares of preferred stock have preference over the Corporation's common stock with respect to the payment of dividends. Different series of preferred stock may have different stated or liquidation values as well as different rates. Dividends are paid annually.

Set forth below is a summary of the Corporation's preferred stock issued and outstanding.
            Date Dividend    Stated     Number        December 31,
          Issued     Rate     Value  of Shares       1997      1996
====================================================================


Series A   12/96    6.00%   $25,000          8   $200,000  $200,000
Series B    3/96    8.00     25,000         20    500,000   500,000
Series C    2/96    8.00        250        108     27,000    27,000
Series D    6/97    6.50        250      3,280    820,000        -
--------------------------------------------------------------------
                                               $1,547,000  $727,000
====================================================================

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

Under this limitation, the Bank could declare dividends in 1998 without prior OCC approval of up to $1,641,000 plus the current year's net profit up to the date of the declaration, subject to the restrictive covenants under long-term debt agreements included in Note 12.

Note 18  Net income per common share
The following table presents the computation of net income per common share.
In thousands, except per share data      1997     1996     1995
=================================================================
Net income                            $ 1,069   $  945   $  802
Dividends paid on preferred stock         (46)      (2)      -
-----------------------------------------------------------------
Net income applicable to basic common
  shares                                1,023      943      802
Interest expense on convertible
  subordinated debentures, net of income
  taxes                                    13       13       13
-----------------------------------------------------------------
Net income applicable to diluted common
  shares                              $ 1,036   $  956   $  815
=================================================================
Number of average common shares
Basic                                 114,141  113,498  111,141
-----------------------------------------------------------------
Diluted:
  Average common shares outstanding   114,141  113,498  111,141
  Average common shares converted from
    convertible subordinate debentures 13,850   13,850   13,850
-----------------------------------------------------------------
                                      127,991  127,348  124,991
=================================================================
Net income per common share
Basic                                  $ 8.98   $ 8.31   $ 7.22
Diluted                                  8.11     7.51     6.51
=================================================================

The stock options outstanding are not included as common stock equivalents in the diluted net income per share calculation because they are not dilutive.

Note 19  Related party transactions
Certain directors of the Corporation and its subsidiary, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 1997 and 1996. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $336,000 and $352,000 at December 31, 1997 and 1996, respectively. The highest amount of such indebtedness during 1997 was $357,000 and in 1996 amounted to $375,000. During 1997, $16,000 of new loans were made and paydowns totalled $32,000.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 1997 and 1996.

Cash and short-term investments
These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.

Investment securities
Investment securities are reported at their fair values based on quoted market prices.

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

Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 1997 and 1996. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 1997 and 1996.

The following table presents the carrying amounts and fair values of financial instruments at December 31:
                                   1997                1996
---------------------------------------------------------------------------
                            Carrying     Fair   Carrying     Fair
In thousands                   Value    Value      Value    Value
===========================================================================
Financial assets
Cash and other short-term
  investments               $ 13,300 $ 13,300  $ 11,741  $ 11,741
Investment securities AFS     32,694   32,694    30,997    30,997
Investment securities HTM     29,666   29,638    29,866    29,517
Loans                         56,122   58,607    56,378    57,368
Loans held for sale              807      807       291       291

Financial liabilities
Deposits                    $119,717 $117,965  $115,854  $115,804
Short-term borrowings          4,213    4,213     5,175     5,175
Long-term debt                 3,749    3,726     1,749     1,634
===========================================================================

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

At December 31,1997 and 1996 the Bank had mortgage commitments of $7,187,000 and $3,183,000, unused corporate lines of credit of $23,100,000 and $13,200,000, and $257,000 and $1,543,000 of other loan commitments, respectively.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

Note 23  Parent Company Information
Condensed financial statements of the parent company only are presented below.

Condensed Balance Sheet
                                                 December 31,
In thousands                                    1997     1996
================================================================
Assets
Cash and cash equivalents                    $    21  $    26
Investment securities held to maturity           773       -
Investment securities available for sale         100       -
Investment in subsidiary                      10,627    9,726
Due from subsidiary                              249      249
Other assets                                      20       45
-----------------------------------------------------------------
Total assets                                 $11,790  $10,046
=================================================================
Liabilities and stockholders' equity
Other liabilities                            $     9  $    10
Long-term debt                                 1,749    1,749
-----------------------------------------------------------------
Total liabilities                              1,758    1,759
Stockholders' equity                          10,032    8,287
-----------------------------------------------------------------
Total liabilities and stockholders' equity   $11,790  $10,046
=================================================================

Condensed Statement of Income
                                       Year Ended December 31,
In thousands                           1997     1996     1995
=================================================================
Income
Interest income                     $    29  $    -   $    -
Dividends from subsidiary               271      194      141
Interest from subsidiary                 20       20       20
-----------------------------------------------------------------
Total income                            320      214      161
-----------------------------------------------------------------
Expenses
Interest expense                         99       99       20
Other operating expenses                  1        7       -
Income tax benefit                      (12)     (34)      -
-----------------------------------------------------------------
Total expenses                           88       72       20
-----------------------------------------------------------------
Income before equity in undistributed
  net income of subsidiary              232      142      141
Equity in undistributed income
  of subsidiary                         837      803      661
-----------------------------------------------------------------
Net income                          $ 1,069  $   945  $   802
=================================================================

Condensed Statement of Cash Flows
                                       Year Ended December 31,
-----------------------------------------------------------------
In thousands                           1997     1996     1995
=================================================================
Operating activities
Net income                          $ 1,069   $  945   $  802
Adjustments to reconcile net income
  to cash used in operating activities:
    Equity in undistributed net income
      of subsidiary                    (837)    (803)    (661)
    Decrease (increase) in other assets  25      (34)      (1)
    Decrease in other liabilities        (1)      -        -
-----------------------------------------------------------------
Net cash from operating activities      256      108      140
-----------------------------------------------------------------
Investing activities
Purchase of investment securities
  available for sale                   (764)      -        -
Purchase of investment securities
  held to maturity                     (100)      -        -
Capital contribution to subsidiary       -      (500)  (1,700)
------------------------------------------------------------------
Net cash used in investing activities  (864)    (500)  (1,700)
------------------------------------------------------------------
Financing activities
Proceeds from issuance of
  long-term debt                         -        -     1,500
Proceeds from issuance of common stock   -        45       -
Proceeds from issuance of preferred
  stock                                 820      527      200
Dividends paid                         (217)    (156)    (140)
------------------------------------------------------------------
Net cash from financing activities      603      416    1,560
------------------------------------------------------------------
(Decrease) increase in cash and
  cash equivalents                       (5)      24       -
Cash and cash equivalents at
  beginning of year                      26        4        4
------------------------------------------------------------------
Cash and cash equivalents at
  end of year                      $     21 $     28  $     4
==================================================================

Note 24 Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1997, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on such bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well-capitalized if it has a leverage capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk adjustments and other factors.

Management believes that, as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized
Bank:
In thousands                        FDIC Requirements
==============================================================================
                                  Minimum Capital  For Classification
                    Bank Actual    Adequacy        as Well-Capitalized
------------------------------------------------------------------------------
                   Amount   Ratio  Amount  Ratio   Amount   Ratio
December 31, 1997
  Leverage (Tier 1)
      capital     $10,617   7.90%  $5,375  4.00%   $6,719   5.00%
  Risk-based capital:
    Tier 1         10,617  17.17    2,473  4.00     3,709   6.00
    Total          11,639  18.83    4,846  8.00     6,182  10.00
December 31, 1996
  Leverage (Tier 1)
     capital        9,771   7.01    5,578  4.00     6,972   5.00
  Risk-based capital:
    Tier 1          9,771  16.65    2,347  4.00     3,521   6.00
    Total          10,754  18.33    4,694  8.00     5,868  10.00
==============================================================================

Note 25  Summary of quarterly financial information (unaudited)
                                         1997
------------------------------------------------------------------
Dollars in thousands,        First   Second   Third    Fourth
  except per share data      Quarter Quarter  Quarter  Quarter
==================================================================
Interest income              $2,301  $2,432   $2,424   $2,414
Interest expense              1,005   1,126    1,120    1,079
------------------------------------------------------------------
Net interest income           1,296   1,306    1,304    1,335
Provision (credit) for
  possible loan losses           27      23      (7)      116
Net gains (losses) on sales of
  investment securities          21      19     (21)      (1)
Other operating income          301     288      273      319
Other operating expenses      1,194   1,195    1,163    1,078
-------------------------------------------------------------------
Income before income
  tax expense                   397     395      400      459
Income tax expense              144     143      145      150
-------------------------------------------------------------------
Net income                   $  253  $  252   $  255   $  309
===================================================================
Net income per share
  (basic)                    $ 1.83  $ 2.21   $ 2.22   $ 2.72
===================================================================
Net income per share
  (diluted)                  $ 1.66  $ 1.99   $ 2.00   $ 2.46
===================================================================

                                        1996
-------------------------------------------------------------------
Dollars in thousands,        First   Second   Third    Fourth
  except per share data      Quarter Quarter  Quarter  Quarter
===================================================================
Interest income              $2,057  $2,225   $2,346   $2,406
Interest expense                787     887    1,006    1,122
-------------------------------------------------------------------
Net interest income           1,270   1,338    1,340    1,284
Provision for
  possible loan losses           10      23       32       26
Net gains (losses) on sales of
  investment securities          10      (1)      (1)      (1)
Other operating income          312     300      240      288
Other operating expenses      1,164   1,164    1,320    1,191
-------------------------------------------------------------------
Income before income
  tax expense                   418     450      227      354
Income tax expense              146     157       82      119
-------------------------------------------------------------------
Net income                  $   272 $   293  $   145  $   235
===================================================================
Net income per share
  (basic)                   $  2.37 $  2.55  $  1.25  $  2.14
===================================================================
Net income per share
  (diluted)                 $  2.10 $  2.27  $  1.12  $  2.02
===================================================================

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There were no changes in or disagreements with accounts during 1997.

Part III

Item 10.      Directors and Executive Officers of the Registrant
The information required is incorporated herein by by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998.

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

(b)      The required exhibits are included as follows:

         (3)(a) The Corporation's Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation's Current Report on Form 8-K dated July 28, 1992).

         (3)(b) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

         (3)(c) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

         (3)(d) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

         (3)(e) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit filed with the Corporation's current report on Form 10-K dated July 10, 1997).

         (3)(f) The amended By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

         (4)(a)   The  Debenture  Agreements  between  the  Corporation  and its
                  Noteholders  (incorporated  herein  by  reference  to  Exhibit
                  (4)(a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).

         (4)(b) Note Agreement dated December 28, 1995 by and between the Corporation and the Prudential Foundation (incorporated herein by reference to Exhibit (4)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         (10)(a) The Employees' Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

         (10)(b) The Employment Agreement among the Corporation, the bank and Louis E. Prezeau dated May 24, 1997 (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

         (10)(d) Lease and Option Agreement dated May 6, 1994 by and between the Resolution Trust Corporation and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

         (10)(p) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998.

         (11) Statement regarding computation of per share earnings. The required information is included on page 24.

         (12) Ratios have been computed using the average daily balances of the respective asset, liability and stockholders' equity accounts.

         (13) Annual Report to security holders for the fiscal year ended December 31, 1997.

         (21) Subsidiaries of the registrant. The required information is included on page 1.

         (24)     Power of Attorney is located on the signature page.

         (27)     Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

  By: /s/ Louis E. Prezeau                  By: /s/ Edward R. Wright
      ----------------------                    --------------------
      Louis E. Prezeau                          Edward R. Wright
      President and Chief                       Chief Financial Officer
      Executive Officer                         and Principal Accounting Officer

Date: March 26, 1998                      Date: March 26, 1998

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

Signature                            Title                    Date


/s/ Douglas E. Anderson              Director                 March 26, 1998
--------------------------
Douglas E. Anderson


/s/ Barbara Bell Coleman             Director                 March 26, 1998
--------------------------
Barbara Bell Coleman


/s/ Leon Ewing                       Director                 March 26, 1998
--------------------------
Leon Ewing


/s/ Eugene Giscombe                  Director,                March 26, 1998
--------------------------           Chairperson of the Board
Eugene Giscombe


/s/ Norman Jeffries                  Director                 March 26, 1998
--------------------------
Norman Jeffries


/s/ Louis E. Prezeau                 Director,                March 26, 1998
--------------------------           President and Chief
Louis E. Prezeau                     Executive Officer

/s/ Lemar C. Whigham                 Director                 March 26, 1998
--------------------------
Lemar C. Whigham