Form 10-Q
period 1998-03-31
CITY NATIONAL BANCSHARES CORP
filed 1998-05-14
CIK 714980

1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

The aggregate market value of voting stock held by non affiliates of the Registrant as of May 12, 1997 was approximately $1,617,650.

There were 114,141 shares of common stock outstanding at May 12, 1998.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheet


                                                        March 31,   December 31,
Dollars in thousands,
 except per share data                                      1998            1997
================================================================================
Assets
Cash and due from banks ...........................     $   3,739      $  13,260
Federal funds sold ................................         8,100           --
Interest bearing deposits
  with banks ......................................            48             40
Investment securities
  available for sale ..............................        31,315         32,694
Investment securities held
  to maturity (Market value
  of $27,952 at March 31, 1998
  and $29,638 at December 31,1997) ................        28,120         29,666
Loans held for sale ...............................         1,158            807
Loans .............................................        57,015         56,947
Less: Reserve for possible
  loan losses .....................................           825            825
                                                        ---------      ---------
Net loans .........................................        56,190         56,122
                                                        ---------      ---------
Premises and equipment ............................         3,183          3,192
Accrued interest receivable .......................         1,006          1,112
Other real estate owned ...........................           663            385
Other assets ......................................         1,922          1,590
                                                        ---------      ---------
Total assets ......................................     $ 135,444      $ 138,868
                                                        =========      =========
Liabilities and Stockholders' Equity
Deposits:
  Demand ..........................................     $  13,080      $  24,789
  Savings .........................................        34,699         24,949
  Time ............................................        66,139         69,979
                                                        ---------      ---------
Total deposits ....................................       113,918        119,717
Short-term borrowings .............................         6,000          4,213
Accrued expenses and other
  liabilities .....................................         1,710          1,157
Long-term debt ....................................         3,749          3,749
                                                        ---------      ---------
Total liabilities .................................       125,377        128,836

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value:
    Authorized 100,000 shares;
    Series A , issued and outstanding
      8 shares in 1998 and 1997 ...................           200            200
    Series B , issued and outstanding
      20 shares in 1998 and 1997 ..................           500            500
    Series C , issued and outstanding
      108 shares in 1998 and 1997 .................            27             27
    Series D , issued and outstanding
      3,280 shares in 1998 and 1997 ...............           820            820
  Common stock, par value $10:
    Authorized 400,000 shares;
    114,980 shares issued in
      1998 and 1997,
    114,141 shares outstanding in
      1998 and 1997 ...............................         1,150          1,150
  Surplus .........................................           901            901
  Retained earnings ...............................         6,482          6,497
  Less:
    Accumulated other comprehensive
      income, net of tax ..........................           (12)            38
    Treasury stock, at cost - 839 shares ..........            25             25
                                                        ---------      ---------
Total stockholders' equity ........................        10,067         10,032
                                                        ---------      ---------
Total liabilities and stockholders' equity ........     $ 135,444      $ 138,868
================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Income
                                                    Three months ended March 31,
Dollars in thousands,
  except per share data                                      1998           1997
================================================================================
Interest income
Interest and fees on loans .......................       $  1,281       $  1,253
Interest on Federal funds
  sold and securities purchased
  under agreements to resell .....................            136            121
Interest on other short term
  investments
Interest on deposits with banks ..................              1              1
Interest and dividends on
  investment securities:
  Taxable ........................................            860            897
  Tax-exempt .....................................             53             29
                                                         --------       --------
Total interest income ............................          2,331          2,301
                                                         --------       --------
Interest expense
Interest on deposits .............................          1,000            921
Interest on short-term
  borrowings .....................................             42             48
Interest on long-term debt .......................             55             36
                                                         --------       --------
Total interest expense ...........................          1,097          1,005
                                                         --------       --------
Net interest income ..............................          1,234          1,296
Provision for possible loan losses ...............             38             27
                                                         --------       --------
Net interest income after
  provision for possible loan losses .............          1,196          1,269
                                                         --------       --------
Other operating income
Service charges on deposit accounts ..............            149            143
Other income .....................................            187            158
Net gain on sales of investment
  securities available for sale ..................              8             21
                                                         --------       --------
Total other operating income .....................            344            322
                                                         --------       --------
Other operating expenses
Salaries and other employee benefits .............            644            641
Occupancy expense ................................             80             87
Equipment expense ................................             88             97
Other expenses ...................................            326            369
                                                         --------       --------
Total other operating expenses ...................          1,138          1,194
                                                         --------       --------
Income before income tax expense .................            402            397
Income tax expense ...............................            136            144
                                                         --------       --------
Net income .......................................       $    266       $    253
                                                         ========       ========
Net income per share
Basic ............................................       $   1.64       $   1.86
Diluted ..........................................           1.46           1.66
                                                         ========       ========
Basic average common shares
  outstanding ....................................        114,141        114,141
Diluted average common shares
  outstanding ....................................        127,991        127,991
                                                         ========       ========

See accompanying notes to consolidated financial statements.


CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARY

Consolidated Statement of Changes
in Stockholders' Equity
                                                                                               Net Unrealized
                                                                                               Gain (Loss) on
                                                                                                  Investment
                                                                                                  Securities
                                                     Common               Preferred    Retained   Available     Treasury
Dollars in thousands, except per share data           Stock     Surplus      Stock     Earnings   For Sale        Stock        Total
====================================================================================================================================
Balance, December 31, 1996 ........................   $  1,150   $    901   $    727   $  5,645    $   (111)   $    (25)   $  8,287
Net income ........................................       --         --         --          253        --          --           253
Unrealized gain (loss), net of tax ................       --         --         --         --           (87)       --           (87)
  Total comprehensive income, net of tax ..........                                                                             166
Dividends paid on preferred stock .................       --         --         --          (44)       --          --           (44)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, March 31, 1997 ...........................   $  1,150   $    901   $    727   $  5,854    $   (198)   $    (25)   $  8,409
                                                      ========   ========   ========   ========    ========    ========    ========

Balance, December 31, 1997 ........................   $  1,150   $    901   $  1,547   $  6,497    $    (38)   $    (25)   $ 10,032
Net income ........................................       --         --         --          266        --          --           266
Unrealized gain, net of tax .......................       --         --         --         --            50        --            50
  Total comprehensive income, net of tax ..........                                                                             316
Dividends paid on preferred stock .................       --         --         --          (82)       --          --           (82)
Dividends paid on common stock ....................       --         --         --         (199)       --          --          (199)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, March 31, 1998 ...........................   $  1,150   $    901   $  1,547   $  6,482    $     12    $    (25)   $ 10,067
                                                      ========   ========   ========   ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows

                                                             Three Months
                                                             Ended March 31,
In thousands                                                1998           1997
Operating activities                                    --------        --------
Net income .......................................      $    266       $    253
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization ..................            86             90
  Provision for possible loan losses .............            38             27
  Writedown of other real estate owned ...........          --               24
  Net (accretion of discount)
    amortization of premium ......................           (43)            19
  Net gain on sales of investment
    securities available for sale ................            (8)           (21)
  Gains and commissions on sales of
    loans held for sale ..........................          --               (2)
Decrease in accrued interest receivable ..........           106            196
Deferred income tax benefit ......................           (28)           (13)
Increase in other assets .........................          (287)          (959)
Increase in accrued expenses and
  other liabilities ..............................           553            339
                                                        --------        --------
Net cash provided by (used in)
  operating activities ...........................           683            (69)
                                                        --------        --------
Investing activities
Loans originated for sale ........................          (353)          --
Proceeds from sales of loans held
  for sale .......................................          --               93
(Increase) decrease in loans .....................          (433)           409
(Increase) decrease in interest
  bearing deposits with banks ....................            (8)            15
Proceeds from sales of investment
  securities available for sale ..................            79           --
Proceeds from maturities of investment
  securities available for sale,
  including principal payments and calls .........         3,009          3,574
Proceeds from maturities of investment
  securities held to maturity,
  including principal payments and calls .........         6,102            282
Purchases of investment securities
  available for sale .............................        (1,678)        (1,995)
Purchases of investment securities
  held to maturity ...............................        (4,500)          --
Purchases of premises and equipment ..............           (78)           (71)
Decrease in other real estate owned ..............            49           --
                                                        --------        --------
Net cash provided by
  investing activities ...........................         2,189          2,329
                                                        --------        --------
Financing activities
Increase in long-term debt .......................          --            2,000
Decrease in deposits .............................        (5,799)        (9,402)
Increase in short-term borrowings ................         1,787            657
Dividends paid on preferred stock ................           (82)           (44)
Dividends paid on common stock ...................          (199)          --
                                                        --------        --------
Net cash used in financing activities ............        (4,293)        (6,789)
                                                        --------        --------
Net decrease in cash and cash
  equivalents ....................................        (1,421)        (4,529)
Cash and cash equivalents at
  beginning of period ............................        13,260         11,667
                                                        --------        --------
Cash and cash equivalents at
  end of period ..................................      $ 11,839       $  7,138
                                                        --------        --------
Cash paid during the year:
Interest .........................................      $    983       $    818
Income taxes .....................................          --                1

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31,1998.

3. Net income per common share

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures from the date of issue.

4. Recent accounting pronouncement

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation adopted SFAS No. 130 in the first quarter of 1998.

Total comprehensive income consists of net income and other comprehensive income which is comprised of unrealized holding gains (loss) on securities available for sale, net of tax.

5. Subsequent event

During April, 1998 a customer of City National Bank incurred overdrafts aggregating approximately $805,000, exceeding the customer's authorized limit. The Bank has had a relationship with this customer in connection with the sale of money orders as an agent of the Bank. No further deposits have been made and the Bank has commenced legal action to collect the overdraft, and is also making a claim against a $300,000 fidelity bond maintained by the customer, as well as determining whether to make a claim under its own blanket bond.

The customer has filed a defense against the claims made by the Bank, along with a counterclaim. While the Bank is confident of its claims, the ultimate outcome of these actions cannot be determined and the complete collection of the overdraft is uncertain.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income rose 5.1% in the first quarter of 1998 to $266,000 compared to $253,000 for the similar 1997 period. Related earnings per share on a diluted basis decreased to $1.46 from $1.66, and were affected by higher preferred stock dividend payments. Returns on average common equity and average assets were 11.46% and .71% for the first quarter of 1998 and 12.72 % and .71% for the corresponding 1997 period.

Higher fee income, which contributed to an 18.4% rise in other income, along with reductions in most categories of operating expenses, were the primary reasons for the improved earnings.

Net interest income

In the first quarter of 1998, net interest income on a tax equivalent basis declined by 4% from the same 1997 period, while the related net interest margins were 4.02% compared to 4.21%, representing a decrease of 19 basis points. These declines resulted from the nominal growth in average interest earning assets along with the effects of a higher cost of funds.

Interest income on a tax equivalent basis was virtually unchanged in the first quarter of 1998 compared to the first quarter of 1997, as were the asset mixes, as well as the interest rate earned on interest earning assets. Interest expense rose 9.15% between the same periods due primarily to higher interest bearing deposit costs. The average rate paid for these deposits rose 33 basis points, from 3.67% to 4%, due to the continued high cost of municipal time deposits.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                                           Three Months
                                                          Ended March 31,

(Dollars in thousands)                                  1998               1997
-------------------------------------------------------------------------------
Balance at beginning of period                          $825               $750
Provision for possible loan losses                        38                 27
Recoveries of previous charge-offs                        46                 12
                                                      ------             ------
                                                         909                789

Less: Charge-offs                                         84                 29
                                                      ------             ------
Balance at end of period                               $ 825              $ 760


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

                                               March 31, December 31,  March 31,
(Dollars in thousands)                            1998       1997        1997
--------------------------------------------------------------------------------
Reserve for possible loan losses
  as a percentage of:
Total loans ...............................        1.32%       1.45%      1.34%
Total nonperforming loans .................       62.31%      59.10%     77.08%
Total nonperforming assets
   (nonperforming loans and OREO) .........       41.52%      53.78%     46.51%
Net charge-offs (recoveries) as a
percentage of average loans (year-to-date)..        .02%        .15%      (.03)%

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

                                          March 31,  December 31,  March 31,
(Dollars in thousands)                       1998       1997        1997
-------------------------------------------------------------------------------
Nonaccrual loans
Commercial ..............................   $  827     $  568      $  385
Installment .............................       11          1           5
Real estate .............................      186        597         596
-----------------------------------------   ------     ------      ------
Total ...................................    1,024      1,166         986
                                            ------     ------      ------
Loans past due 90 days
  or more and still accruing
Commercial ..............................     --           46        --
Installment .............................     --         --          --
Real estate .............................      300        184        --
-----------------------------------------   ------    ------      ------
Total ...................................      300        230        --
-----------------------------------------   ------     ------     ------
Total nonperforming loans ...............    1,324      1,396        986

Troubled debt restructurings.............    1,261      1,261       --
                                            ------     ------     ------

Total loans and troubled
debt restructurings.....................    $2,585     $2,657     $  986

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at or near current market value.

Troubled debt restructuring includes two loans to one commercial borrower totalling $1.3 million. A $1 million construction loan was originated in August, 1996 and subsequently increased by $200,000. Payments remained current thought June, 1997 when construction was completed and the loan was converted to a permanent commercial mortgage, at which time principal paydowns were scheduled to commence. Prior to becoming 90 days past due, the terms of the loan were modified to continue interest only payments for a specified period of time. The loan is secured by a leasehold mortgage on the financed property and the borrower's principals have provided joint and several personal guarantees. In addition, a $100,000 working capital loan secured by receivables was originated in July, 1997.

The construction loans is currently performing in accordance with the modified terms while the working capital loan is currently performing in accordance with it original terms. Management believes that both of these loans are adequately secured and fully collectible.

At December 31, 1997, there were no commitments to lend additional funds to borrowers for loans that were nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restricted.

Other operating income

Other  operating  income,   including  the  results  of  investment   securities
transactions rose 6.8% during the three months ended March 31, 1998 compared to the similar 1997 quarter, due primarily to higher fee income.

Other operating expenses

Other operating expenses declined 4.7% for the first quarter of 1998 to $1,138,000 from $1,194,000 in the first quarter of 1997, with the decrease attributable primarily to lower occupancy and equipment expense and to lower costs associated with carrying foreclosed properties.

Income tax expense

Income tax expense as a percentage of pretax income declined to 33.8% from 36.3% for the first quarter of 1998 compared to the first quarter of 1997 as a result of higher levels of income subject to lower state income tax rates.

Investment securities

There was little activity in either the held to maturity or available for sale portfolio during the first quarter of 1998.

Loans

Loans held for sale rose from $807,000 at December 31,1997 to $1,158,000 at March 31, 1998 reflecting an increase in loans originated for sale during the 1998 first quarter, compared to the first three months of 1997 when no loans were originated for sale.
Loans totalled $57 million at March 31, 1998 compared to $56.9 million at December 31, 1997.

Deposits

Average deposits for the first quarter of 1998 totalled $117.8 million compared to $117.4 million for the first quarter of 1997, while total deposits declined from $119.7 million at 1997 year-end to $113.9 million at March 31, 1998. The decrease in total deposits resulted from the withdrawal during the first quarter of 1998 of an $8 million nonrecurring demand deposit from a U.S. Government agency. The cost of interest bearing deposits was higher due to the relatively high cost of municipal deposits, which continue to comprise a substantial part of total deposits and represent a consistently stable funding source.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

Total certificates of deposit decreased from $70 million at 1997 year-end to $66.1 million at the end of the 1998 first quarter due to a reduction in certificates of deposit of $100,000 or more, most of which are municipal deposits, which declined from $51 million at December 31, 1997 to $45.5 million at March 31, 1998.

Short-term borrowings

Average short-term borrowings declined 15.1% from the first quarter of 1997 to the corresponding 1998 period, reflecting lower levels of U.S. Treasury tax and loan note option balances.
Liquidity

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

The major contribution during the first quarter of 1998 from operating activities to the Corporation's liquidity come from an increase in accured expenses and other liabilities, while an increase in other assets represented the highest use of cash.

Net cash used in investing activities was primarily the result of the purchase of investment securities held to maturity, which totalled $4.5 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity, which amounted to $6.1 million.

The primary source of funds from financing activities resulted an increase in short-term borrowings, which rose $1.8 million, while the highest use of cash in financing activities resulted from an increase in short-term borrowings.

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

                                       10
Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as the interest sensitivity gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management's judgment as to projected interest rate trends.

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

At March 31,1998, the Corporation had a cumulative one-year static gap of a negative $14.4 million, representing 10.67% of total assets compared to a negative $12.9 million gap at December 31,1997, which represented 9.29% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 300 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Stockholders' equity amounted to $10 million at both March 31,1998 and December 31, 1997. Stockholders' equity as a percentage of total assets was 7.43% at March 31,1998, comparee to 7.22% at December 31, 1997.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At March 31,1998, the Corporation's core capital (Tier 1 ) and total (Tier 1 plus Tier 2) risked-based capital ratios were 16% and 20.05%, respectively.


PART II Other information

Item 6a. Exhibits

         (11 ) Statement re computation of per share earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         May 14, 1998       ____________________
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)