Form 10-Q
period 1998-06-30
CITY NATIONAL BANCSHARES CORP
filed 1998-08-13
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

                         Commission file number 0-11535

                      CITY NATIONAL BANCSHARES CORPORATION
             (E0xact name of registrant as specified in its charter)

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

The aggregate market value of voting stock held by non affiliates of the Registrant as of August 12, 1998 was approximately $1,614,150.

There were 114,141 shares of common stock outstanding at August 12, 1998.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)

                                                          June 30,  December 31,
Dollars in thousands, except per share data                 1998        1997
================================================================================
Assets
Cash and due from banks ..............................     $  3,259     $ 13,260
Federal funds sold ...................................       30,500         --
Interest bearing deposits with banks .................           40           40
Investment securities available for sale .............       30,684       32,694
Investment securities held to maturity
  (Market value of $27,567 at June 30,
  1998 and $29,638 at December 31,1997) ..............       27,675       29,666
Loans held for sale ..................................        1,683          807
Loans ................................................       56,377       56,947
Less: Reserve for possible loan losses ...............        1,275          825
                                                           --------     --------
Net loans ............................................       55,102       56,122
                                                           --------     --------
Premises and equipment ...............................        3,382        3,192
Accrued interest receivable ..........................        1,051        1,112
Other real estate owned ..............................          663          385
Other assets .........................................        1,830        1,590
                                                           --------     --------

Total assets .........................................     $155,869     $138,868
                                                           ========     ========
Liabilities and Stockholders' Equity
Deposits:
       Demand ........................................     $ 14,922     $ 24,789
       Savings .......................................       49,930       24,949
       Time ..........................................       60,223       69,979
                                                           --------     --------
Total deposits .......................................      125,075      119,717
Short-term borrowings ................................        6,000        4,213
Accrued expenses and other liabilities ...............        1,077        1,157
Long-term debt .......................................       13,749        3,749
                                                           --------     --------
Total liabilities ....................................      145,901      128,836

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value: Authorized
    100,000 shares; Series A , issued and
    outstanding 8 shares in 1998 and 1997 ............          200          200
    Series B , issued and outstanding 20 shares
     in 1998 and 1997 ................................          500          500
    Series C , issued and outstanding 108 shares
     in 1998 and 1997 ................................           27           27
    Series D , issued and outstanding 3,208
     shares in 1998 and 1997 .........................          820          820
    Common stock, par value $10: Authorized
     400,000 shares; 114,980 shares issued in
     1998 and 1997, 114,141 shares outstanding
     in 1998 and 1997 ................................        1,150        1,150
  Surplus ............................................          901          901
  Retained earnings ..................................        6,414        6,497
  Less:
    Accumulated other comprehensive income ...........           19           38
    Treasury stock, at cost - 839 shares .............           25           25
                                                           --------     --------
Total stockholders' equity ...........................        9,968       10,032
                                                           --------     --------
Total liabilities and stockholders' equity ...........     $155,869     $138,868
                                                           ========     ========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statement of Income (Unaudited)


                                   Six months ended       Three months ended
Dollars in thousands,                  June 30,                 June 30,
 except per share data              1998        1997        1998         1997
================================================================================
Interest income
Interest and fees on loans .....  $   2,599   $   2,535   $   1,318    $   1,282
Interest on Federal funds sold
  and securities purchased under
  agreements to resell .........        314         243         178          122
Interest on other short term
  investments ..................       --            39        --             39
Interest on deposits with banks           1           1        --           --
Interest and dividends on
  investment securities:
  Taxable ......................      1,724       1,857         864          960
  Tax-exempt ...................        107          58          54           29
                                  ---------   ---------   ---------    ---------
Total interest income ..........      4,745       4,733       2,414        2,432
                                  ---------   ---------   ---------    ---------
Interest expense
Interest on deposits ...........      1,926       1,924         926        1,003
Interest on short-term
  borrowings ...................         96         116          54           68
Interest on long-term debt .....        240          91         185           55
                                  ---------   ---------    ---------   ---------
Total interest expense .........      2,262       2,131       1,165        1,126
                                  ---------   ---------   ---------    ---------
Net interest income ............      2,483       2,602       1,249        1,306
Provision for possible loan
  losses .......................        497          50         459           23
                                  ---------   ---------    ---------   ---------
Net interest income after
  provision for possible loan
  losses .......................      1,986       2,552         790        1,283
                                  ---------   ---------   ---------    ---------
Other operating income
Service charges on deposit
  accounts .....................        319         285         170          142
Other income ...................        366         304         179          146
Net gain on sales of investment
  securities available for sale           9          40           1           19
                                  ---------   ---------   ---------    ---------
Total other operating income ...        694         629         350          307
                                  ---------   ---------   ---------    ---------
Other operating expenses
Salaries and other employee
  benefits .....................      1,323       1,307         679          666
Occupancy expense ..............        168         165          88           78
Equipment expense ..............        183         190          95           93
Other expenses .................        757         727         431          358
                                  ---------   ---------   ---------    ---------
Total other operating expenses .      2,431       2,389       1,293        1,195
                                  ---------   ---------   ---------    ---------
Income (loss) before income tax
  expense ......................        249         792        (153)         395
Income tax expense (benefit) ...         51         287         (85)         143
                                  =========   =========   =========    =========

Net income (loss) ..............  $     198   $     505   ($     68)   $     252
                                  =========   =========   =========    =========
Net income (loss) per
  common share
Basic ..........................  $    1.51   $    4.04   ($   0.60)   $    2.21
Diluted ........................       1.38        3.65       (0.60)        1.99
                                  =========   =========   =========    =========
Basic average common shares
  outstanding ..................    114,141     114,141     114,141      114,141
Diluted average common shares
outstanding ....................    127,991     127,991     114,141      127,991
                                  =========   =========   =========    =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
(Unaudited)

                                                                                              Accumulated
                                                                                                    Other
Dollars in thousands, Common                                          Preferred   Retained  Comprehensive   Treasury
except per share data                               Stock    Surplus      Stock   Earnings   Income (Loss)     Stock      Total
====================================================================================================================================
     Balance, December 31, 1996 ..............   $  1,150   $    901   $    727   $  5,645      $   (111)   $    (25)   $  8,287
     Net income ..............................       --         --         --          505          --          --           505
     Unrealized gain, net of tax .............       --         --         --         --              41        --            41
                                                                                                                        --------
        Total comprehensive income, net of tax                                                                               546
     Proceeds from issuance of preferred stock       --         --          820       --            --          --           820
     Dividends paid on preferred stock .......       --         --         --          (45)         --          --           (45)
     Dividends paid on common stock ..........       --         --         --         (172)         --          --          (172)
                                                 --------   --------   --------   --------      --------    --------    --------
     Balance, June 30, 1997 ..................   $  1,150   $    901   $  1,547   $  5,933      $    (70)   $    (25)   $  9,436
                                                 ========   ========   ========   ========      ========    ========    ========

     Balance, December 31, 1997 ..............   $  1,150   $    901   $  1,547   $  6,497      $    (38)   $    (25)   $ 10,032
     Net income ..............................       --         --         --          198          --          --           198
     Unrealized gain, net of tax .............       --         --         --         --              19        --            19
                                                                                                                        --------
       Total comprehensive income, net of tax                                                                                217
     Dividends paid on preferred stock .......       --         --         --          (82)         --          --           (82)
     Dividends paid on common stock ..........       --         --         --         (199)         --          --          (199)
                                                 --------   --------   --------   --------      --------    --------    --------
     Balance, June 30, 1998 ..................   $  1,150   $    901   $  1,547   $  6,414      $    (19)   $    (25)   $  9,968
                                                 ========   ========   ========   ========      ========    ========    ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)
                                                          Six Months Ended
                                                               June 30,
In thousands                                               1998          1997
================================================================================
Operating activities
Net income .........................................     $    198      $    505
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization ....................          179           183
  Provision for possible loan losses ...............          497            50
  Writedown of other real estate owned
  Net (accretion of discount)
    amortization of premium ........................          (30)          (12)
    Net gain on sales of investment
      securities available for sale ................           (9)          (42)
    Gains and commissions on sales of
      loans held for sale ..........................         --             (12)
Decrease in accrued interest receivable ............           61            67
Deferred income tax benefit ........................          (12)          (26)
Increase in other assets ...........................         (240)       (1,078)
Decrease in accrued expenses and
  other liabilities ................................          (32)       (2,783)
                                                         --------      --------
Net cash provided by (used in)
  operating activities .............................          612        (3,148)
                                                         --------      --------
Investing activities
Loans originated for sale ..........................         (876)         (756)
Proceeds from sales of loans held for sale .........         --             480
Decrease in loans ..................................          196           170
Decrease in interest bearing deposits
  with banks .......................................         --              36
Proceeds from sales of investment securities
   available for sale ..............................          162         4,718
Proceeds from maturities of investment
  securities available for sale, including
  principal payments and calls .....................        7,146        18,625
Proceeds from maturities of investment
  securities held to maturity, including
  principal payments and calls .....................        8,543           604
Purchases of investment securities
  available for sale ...............................       (5,329)      (23,881)
Purchases of investment securities held
  to maturity ......................................       (6,499)         --
Purchases of premises and equipment ................         (369)         (170)
Decrease in other real estate owned ................           49            94
                                                         --------      --------
Net cash provided by (used in)
  investing activities .............................        3,023           (80)
                                                         --------      --------
Financing activities
Increase in long-term debt .........................       10,000         2,000
Increase (decrease) in deposits ....................        5,358       (10,357)
Increase in short-term borrowings ..................        1,787         2,825
Dividends paid on preferred stock ..................          (82)          (44)
Dividends paid on common stock .....................         (199)         (173)
                                                         --------       --------
Net cash provided by (used in)
  financing activities .............................       16,864        (5,749)
                                                         --------      --------
Net increase (decrease) in cash and
  cash equivalents .................................       20,499        (8,977)

Cash and cash equivalents at beginning
  of period ........................................       13,260        11,667
                                                         --------      --------
Cash and cash equivalents at end of period .........     $ 33,759      $  2,690
                                                         ========      ========
Cash paid during the year:
Interest ...........................................     $  2,001      $  1,982
Income taxes .......................................          424           303

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months and three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31,1998.

3. Net income per common share

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures from the date of issue.

4. Recent accounting pronouncements

In June, 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation adopted SFAS No. 130 in the first quarter of 1998.

Total comprehensive income consists of net income and other comprehensive income which is comprised of unrealized holding gains (loss) on securities available for sale, net of tax.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119 and is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Corporation.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income for the first half of 1998 was $198,000 compared to $505,000 for the similar 1997 period. Related earnings per common share on a fully diluted basis decreased to $1.38 from $3.65 a year earlier. The 1998 second quarter reflected a $65,000 net loss compared to net income of $255,000 for the second quarter of 1997. Related diluted per common share (loss) earnings were $(.51) compared to $1.99. A $405,000 provision for possible loan losses was recorded in the second quarter of 1998 in connection with an overdraft incurred during that quarter which is more fully discussed under "Nonperforming loans" below. This increased provision was the primary reason for the negative earnings performance.

Net interest income

For the first half of 1998, net interest income on a tax equivalent basis decreased 5.2%, to $2,467,000 from $2,603,000 in the comparable 1997 period. The related net interest margin declined to 3.94% from 4.09% due to higher cost of deposits. Tax equivalent interest income was relatively unchanged as was the mix in earning assets and the average rate earned on earning assets, which rose two basis points to 7.42% from 7.40%. Interest expense rose 6.14% on relatively unchanged interest bearing liabilities due to an increase in April, 1998 of $10 million in Federal Home Loan Bank advances, which were used in part to replace municipal time deposits. The average rate paid to fund interest earning assets rose from 3.31% to 3.51%.

Management has been actively reducing municipal time deposit levels by utilizing these advances, which are included in long-term debt and have allowed the Corporation to obtain more stable funding for longer terms at no additional cost.

For the second quarter of 1998, net interest income on a tax equivalent basis declined 3.3%, to $1,277,000 from $1,321,000 in the comparable 1997 period. The related net interest margin decreased to 3.86% from 4.15% due to a higher cost of funding interest earning assets. Tax equivalent interest income was relatively unchanged as was the mix in earning assets and the average rate earned on earning assets. Interest expense rose 3.46% due to the aforementioned Federal Home Loan Bank advances, while the average rate to fund interest earning assets rose from 3.39% to 3.52%.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.


                                        Six Months              Three Months
                                       Ended June 30,           Ended June 30,
                                  ----------------------------------------------
(Dollars in thousands)               1998        1997        1998        1997
--------------------------------------------------------------------------------
Balance at beginning of period      $ 825       $ 750       $ 825      $  760

Provision for possible loan
  losses                              497          50         459          23

Recoveries of previous charge-offs     53          29           7          17
                                    -----       -----       -----       -----
                                    1,375         829       1,291         800

Less: Charge-offs                      29         100          16          -
                                    -----       -----       -----       -----
Balance at end of period           $1,275      $  800      $1,275      $  800
                                    =====       =====       =====       =====

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

                                    June 30,         March 31,      December 31,
(Dollars in thousands)                1998              1998               1997
--------------------------------------------------------------------------------
Reserve for possible loan
  losses as a percentage of:

Total loans                          2.26%              1.32%              1.45%

Total nonperforming loans           53.04%             62.31%             59.10%

Total nonperforming assets
  (nonperforming loans and OREO)    41.57%             41.52%             53.78%

Net charge-offs (recoveries) as a
  percentage of average loans
  (year-to-date)                     0.08%              0.02%              0.15%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Nonaccrual loans include loans where principal or interest income is still being accrued Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans past due 90 days or more and accruing.



                                June 30,          March 31,         December 31,
(Dollars in thousands)           1998               1998               1997
--------------------------------------------------------------------------------
Nonaccrual loans
Commercial                    $ 1,489             $  827            $   568
Installment                         1                 11                  1
Real estate                       310                186                597
                               ------             ------             ------
Total                           1,800              1,024              1,166
                               ------             ------              -----

Loans past due 90 days
  or more and still accruing
Commercial                        230                -                   46
Installment                       -                  -                  -
Real estate                       374                300                184
                               ------             ------             ------
Total                             604                300                230
                               ------             ------             ------
Total nonperforming loans       2,404              1,324              1,396
                               ------             ------             ------
Troubled debt restructurings    1,261              1,261              1,261
                               ------             ------             ------
Total nonperforming loans and
  troubled debt restructurings $3,665             $2,585             $2,657
                               ======             ======             ======

During April, 1998 a customer of City National Bank incurred overdrafts aggregating approximately $805,000, exceeding the customer's authorized limit. This customer sells money orders issued by City National Bank as an agent of the Bank. No further deposits have been made and the Bank has commenced legal action to collect the overdraft, and has made claims against a $300,000 fidelity bond maintained by the customer, as well as its own blanket bond.

The customer has filed a defense against the claims made by the Bank, along with a counterclaim, which was dismissed but may be resubmitted if additional information is provided. While the Bank is confident of its claims, the ultimate outcome of these actions cannot be determined and the complete collection of the overdraft is uncertain.

Based on an evaluation of the information currently available, the second quarter and first half of 1998 include a $405,000 addition to the reserve for possible loan losses to provide for a possible loss on this overdraft, which is included with nonaccrual commercial loans at June 30, 1998.

Troubled debt restructurings includes two loans to one commercial borrower totaling $1.3 million. A $1 million construction loan was originated in August, 1996 and subsequently increased by $200,000. Payments remained current thought June, 1997 when construction was completed and the loan was converted to a permanent commercial mortgage, at which time principal paydowns were scheduled to commence. Prior to becoming 90 days past due, the terms of the loan were modified to continue interest only payments for a specified period of time. The loan is secured by a leasehold mortgage on the financed property and the borrower's principals have provided joint and several personal guarantees. In addition, a $100,000 working capital loan secured by receivables was originated in July, 1997.

The loan is currently performing in accordance with the modified terms while the working capital loan is currently performing in accordance with it original terms. Management believes that both of these loans are adequately secured and fully collectible.

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to move nonperforming loans into other real estate owned ("OREO") as rapidly as possible and to dispose of all OREO properties at the earliest possible date at or near current market value.

At June 30, 1998, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured.

Other operating income

Other operating income, including the results of investment securities transactions, rose slightly in both the first half and second quarter of 1998 compared to the similar 1997 periods due to higher service charges resulting from increased transaction volume along with higher loan syndication fees.

Other operating expenses

Other operating expenses rose 1.8% for the first half of 1998 and 8.2% in the second quarter of 1998 compared to the similar 1997 periods. Both periods were affected by costs incurred in connection with the opening during the second quarter of 1998 of a new branch office.

Income tax expense

Income tax expense as a percentage of pretax income declined to 33.8% from 36.3% for the first quarter of 1998 compared to the first quarter of 1997 as a result of higher levels of income subject to lower state income tax rates.

Investment securities

There was little activity in either the held to maturity or available for sale portfolio during the first quarter of 1998.

Loans

Loans held for sale rose to $1.7 million at June 30, 1998 from $807,000 at December 31, 1997 reflecting a 15.9% increase in loans originated for sale during the 1998 first quarter compared to the first three months of 1997. Loans totaled $56.4 million at June 30, 1998 compared to $56.9 million at December 31, 1997, as payoffs exceeded originations.


Deposits

Average deposits for the first half of 1998 totaled $115.3 million compared to $120.4 million for the first half of 1997, while total deposits rose from $119.7 million at 1997 year-end to $125.1 million at June 30, 1998. The decrease in average deposits resulted from management's decision to reduce the levels of municipal time deposits through more stable funding sources. Total deposits were higher due to a nonrecurring $12 million municipal savings deposit which was on hand at June 30, 1998, while December 31, 1997 included a similar $8 million nonrecurring demand deposit from a U.S. Government agency.

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

Short-term borrowings

Average short-term borrowings declined 17.7% from the first half of 1997 compared to the corresponding 1998 period, reflecting lower levels of U.S. Treasury tax and loan note option balances, while the average rate paid on these borrowings rose by seven basis points.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank advance program for its liquidity needs.

The major contribution during the first half of 1998 from operating activities to the Corporation's liquidity come from net income, while an increase in other assets represented the highest use of cash.

Sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity, which amounted to $8.5 million, while net cash used in investing activities was primarily the result of the purchase of investment securities held to maturity, which totaled $8.5 million.

The primary source of funds from financing activities resulted from an increase in long-term debt, which rose $10 million, while the highest use of cash in financing activities resulted from dividend payments.

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

At June 30,1998, the Corporation had a cumulative one-year static gap of a negative $12.8 million, representing 8.2% of total assets compared to a negative $12.9 million gap at December 31,1997, which represented 9.29% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 200 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Stockholders' equity amounted to approximately $10 million at both June 30,1998 and December 31, 1997. Stockholders' equity as a percentage of total assets was 6.55% at June 30,1998 compared to 7.22% at December 31, 1997.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At June 30,1998 the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 14.81% and 18.55%, respectively.

PART II Other information

Item 5. Other Matters

              a) On February 26, 1998, the Board approved the declaration of a $1.75 per share dividend to common stockholders, payable on April 6, 1998 to stockholders of record on March 4, 1998.

Item 6a. Exhibits

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

         (3)(d) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3)(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

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

         (10)(a) The Employee's Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

         (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 24, 1997 (incorporated by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

         (10)(c) Lease and option Agreement dated may 6, 1995 by and between the RTC and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1995).

         (10)(d) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

         (11) Statement re computation of per share earnings

         (27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         August 12, 1998            ____________________
                                    Edward R. Wright
                    Senior Vice President and Chief Financial
              Officer (Principal Financial and Accounting Officer)