Form 10-Q
period 1998-09-30
CITY NATIONAL BANCSHARES CORP
filed 1998-11-13
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)
         [ X ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

                         Commission file number 0-11535

                      CITY NATIONAL BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

 New Jersey                                                    22-2434751
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

900 Broad Street,                                                      07102
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

The aggregate market value of voting stock held by non affiliates of the Registrant as of November 12, 1998 was approximately $1,541,750.

There were 117,941 shares of common stock outstanding at November 12, 1998.

Index                                                                      Page

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of September 30, 1998 and December 31, 1997.....3

Consolidated Statement of Income for the Nine Months Ended September 30, 1998
and 1997 and for the Three Months Ended September 30, 1998 and 1997...........4

Consolidated Statement of Changes in Stockholders' Equity for the Nine
Months Ended September 30, 1998 and 1997......................................5

Consolidated Statement of Cash Flows for the Nine Months Ended
September 30, 1998 and 1997 ..................................................6

Notes to Consolidated Financial Statements ...................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations ........................................................8

Part II. Other Information...................................................15

Item 6. Exhibits and Reports on Form 8-K.....................................15

Signatures ..................................................................16

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)
                                                    September 30,  December 31,
Dollars in thousands, except per share data               1998           1997
================================================================================
Assets
Cash and due from banks ............................    $   3,503     $  13,260
Federal funds sold .................................        9,700          --
Interest bearing deposits with banks ...............        1,096            40
Investment securities available for sale ...........       31,092        32,694
Investment securities held to maturity
  (Market value of $26,840 at September
  30, 1998 and $29,638 at December 31,1997) ........       26,686        29,666
Loans held for sale ................................        1,813           807
Loans ..............................................       56,762        56,947
Less: Reserve for possible loan losses .............        1,400           825
                                                        ---------     ---------
Net loans ..........................................       55,362        56,122
                                                        ---------     ---------
Premises and equipment .............................        3,353         3,192
Accrued interest receivable ........................        1,009         1,112
Other real estate owned ............................          590           385
Other assets .......................................        1,858         1,590
                                                        ---------     ---------
Total assets .......................................    $ 136,062     $ 138,868
                                                        =========     =========
Liabilities and Stockholders' Equity

Deposits:
  Demand ...........................................    $  14,284     $  24,789
  Savings ..........................................       35,804        24,949
  Time .............................................       58,175        69,979
                                                        ---------     ---------
Total deposits .....................................      108,263       119,717
Short-term borrowings ..............................        1,500         4,213
Accrued expenses and other liabilities .............        1,351         1,157
Long-term debt .....................................       14,749         3,749
                                                        ---------     ---------
Total liabilities ..................................      125,863       128,836

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value:
    Authorized 100,000 shares;
    Series A , issued and outstanding
    8 shares in 1998 and 1997 ......................          200           200
    Series B , issued and outstanding
    20 shares in 1998 and 1997 .....................          500           500
    Series C , issued and outstanding
    108 shares in 1998 and 1997 ....................           27            27
    Series D , issued and outstanding
    3,208 shares in 1998 and 1997 ..................          820           820
  Common stock, par value $10:
    Authorized 400,000 shares;
    118,780 shares issued in 1998 and
    114,980 shares issued in 1997,
    117,941 shares outstanding in 1998
    and 114,141 shares outstanding in 1997 .........        1,188         1,150
  Surplus ..........................................          939           901
  Retained earnings ................................        6,581         6,497
  Accumulated other comprehensive income (loss) ....          (31)          (38)
  Treasury stock, at cost - 839 shares .............          (25)          (25)
                                                        ---------     ---------
Total stockholders' equity .........................       10,199        10,032
                                                        ---------     ---------
Total liabilities and stockholders' equity .........    $ 136,062     $ 138,868
                                                        =========     =========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Income (Unaudited)
                                     Nine months ended      Three months ended
Dollars in thousands,                   September 30,         September 30,
except per share data                1998        1997        1998         1997
===============================================================================
Interest income
Interest and fees on loans ......$   3,928   $   3,891   $   1,329    $   1,356
Interest on Federal funds
  sold and securities
  purchased under agreements
  to resell .....................      518         351         204          108
Interest on other short-term
  investments ...................        3          41        --              1
Interest and dividends on
  investment securities:
  Taxable .......................    2,540       2,787         816          930
  Tax-exempt ....................      167          87          60           29
                                 ---------   ---------   ---------    ---------
Total interest income ...........    7,156       7,157       2,409        2,424
                                 ---------   ---------   ---------    ----------
Interest expense
Interest on deposits ............    2,873       2,948         947        1,024
Interest on short-term borrowings      124         157          28           41
Interest on long-term debt ......      441         146         201           55
                                 ---------   ---------   ---------    ---------
Total interest expense ..........    3,438       3,251       1,176        1,120
                                 ---------   ---------   ---------    ---------
Net interest income .............    3,718       3,906       1,235        1,304
Provision (credit) for
  possible loan losses ..........      543          43          46           (7)
                                 ---------   ---------   ---------    ---------
Net interest income after
  provision for possible
  loan losses ...................    3,175       3,863       1,189        1,311
                                 ---------   ---------   ---------    ---------
Other operating income
Service charges on deposit
  accounts ......................      485         420         166          135
Other income ....................      514         442         148          138
Net gain (loss) on sales of
  investment securities
  available for sale ............        5          19          (4)         (21)
                                 ---------   ---------   ---------    ---------
Total other operating income ....    1,003         881         310          252
                                 ---------   ---------   ---------    ---------
Other operating expenses
Salaries and other employee
  benefits ......................    2,003       1,979         680          672
Occupancy expense ...............      273         245         105           80
Equipment expense ...............      281         280          98           90
Other expenses ..................    1,148       1,048         391          321
                                 ---------   ---------   ---------    ---------
Total other operating
  expenses ......................    3,705       3,552       1,274        1,163
                                 ---------   ---------   ---------    ---------
Income before income tax expense       473       1,192         225          400
Income tax expense ..............      108         432          57          145
                                 =========   =========   =========    =========
Net income ......................$     365   $     760   $     168    $     255
                                 =========   =========   =========    =========
Net income per common share
Basic ...........................$    2.48   $    6.27   $    1.47    $    2.23
Diluted .........................     2.28        5.66        1.33         2.02
                                 =========   =========   =========    =========
Basic average common
  shares outstanding ............  114,252     114,141     114,471      114,141
Diluted average common
shares outstanding ..............  128,102     127,991     128,321      127,991
                                 =========   =========   =========    =========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
(Unaudited)
                                                                                                 Accumulated
                                                                                                       Other
                                                       Common            Preferred    Retained  Comprehensive   Treasury
Dollars in thousands, except per share data            Stock    Surplus     Stock     Earnings  Income (Loss)      Stock      Total
====================================================================================================================================
Balance, December 31, 1996 ........................   $  1,150   $    901   $    727   $  5,645    $   (111)   $    (25)   $  8,287
Net income ........................................       --         --         --          760        --          --           760
Unrealized gain, net of tax .......................       --         --         --         --            99        --            99
                                                                                                                           --------
  Total comprehensive income, net of tax ..........                                                                             859
Proceeds from issuance of preferred stock .........       --         --          820       --          --          --           820
Dividends paid on preferred stock .................       --         --         --          (44)       --          --           (44)
Dividends paid on common stock ....................       --         --         --         (173)       --          --          (173)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, September 30, 1997 .......................   $  1,150   $    901   $  1,547   $  6,188    $    (12)   $    (25)   $  9,749
                                                      ========   ========   ========   ========    ========    ========    ========
Balance, December 31, 1997 ........................   $  1,150   $    901   $  1,547   $  6,497    $    (38)   $    (25)   $ 10,032
Net income ........................................       --         --         --          365        --          --           365
Unrealized gain, net of tax .......................       --         --         --         --             7        --             7
                                                                                                                           --------
  Total comprehensive income, net of tax ..........                                                                             372
Proceeds from issuance of common stock ............         38         38       --         --          --          --            76
Dividends paid on preferred stock .................       --         --         --          (82)       --          --           (82)
Dividends paid on common stock ....................       --         --         --         (199)       --          --          (199)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, September 30, 1998 .......................   $  1,188   $    939   $  1,547   $  6,581    $    (31)   $    (25)   $ 10,199
                                                      ========   ========   ========   ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
In thousands                                                   1998        1997
================================================================================
Operating activities
Net income .............................................   $    365    $    760
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization ........................        275         274
  Provision for possible loan losses ...................        543          43
  Accretion of discount, net of premium
    amortization on investment securities ..............         (7)         (1)
    Net gain on sales and calls of investment
      securities .......................................         (5)        (19)
    Gains and commissions on sales of loans
      held for sale ....................................        (24)        (28)
Decrease in accrued interest receivable ................        103         123
Deferred income tax benefit ............................        (20)        (80)
Increase in other assets ...............................       (248)     (1,224)
Increase (decrease) in accrued expenses
  and other liabilities ................................        241      (2,380)
                                                           --------    --------
Net cash provided by (used in) operating activities ....      1,223      (2,532)
                                                           --------    --------
Investing activities
Loans originated for sale ..............................     (1,562)     (1,393)
Proceeds from sales of loans held for sale .............        580         956
Increase in loans ......................................       (168)       (703)
Increase in interest bearing deposits with banks .......     (1,056)        (23)
Proceeds from sales of investment securities
  available for sale ...................................        331        --
Proceeds from maturities of investment
  securities available for sale, including
  principal payments and calls .........................     12,597      28,922
Proceeds from maturities of investment
  securities held to maturity, including
  principal payments and calls .........................     15,038       2,237
Purchases of investment securities
  available for sale ...................................    (11,414)    (37,379)
Purchases of investment securities
  held to maturity .....................................    (11,998)     (2,528)
Purchases of premises and equipment ....................       (436)       (186)
Decrease in other real estate owned ....................        180        --
                                                           --------    --------
Net cash provided by (used in)
  investing activities .................................      2,092     (10,097)
                                                           --------    --------
Financing activities
Increase in long-term debt .............................     11,000       2,000
(Decrease) increase in deposits ........................    (11,454)      6,633
(Decrease) increase in short-term borrowings ...........     (2,713)      2,604
Dividends paid on preferred stock ......................        (82)        (44)
Dividends paid on common stock .........................       (199)       (173)
Proceeds from issuance of preferred stock ..............       --           820
Proceeds from exercise of stock options ................         76        --
                                                           --------    --------
Net cash (used in) provided by
  financing activities .................................     (3,372)     11,840
                                                           --------    --------
Net decrease in cash and cash equivalents ..............        (57)       (789)

Cash and cash equivalents at beginning
  of period ............................................     13,260      11,667
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 13,203    $ 10,878
                                                           ========    ========
Cash paid during the year:
Interest ...............................................   $  2,892    $  3,146
Income taxes ...........................................        478         385

Noncash investing activities:
Transfer of loans to other real
  estate owned .........................................        385          49

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months and three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31,1998.

3. Net income per common share

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures from the date of issue.

4. Recent accounting pronouncements

In June, 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation adopted SFAS No. 130 in the first quarter of 1998.

Total comprehensive income consists of net income and other comprehensive income which is comprised of unrealized holding gains (loss) on securities available for sale, net of tax.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997, and will be adopted December 31, 1998.

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

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income for the first nine months of 1998 was $365,000 compared to $760,000 for the similar 1997 period due primarily to a $405,000 provision for possible loan losses recorded in the second quarter of 1998 in connection with an overdraft incurred during that quarter, which is more fully discussed under "Nonperforming loans" below. Related earnings per common share on a fully diluted basis decreased to $2.28 from $5.66 a year earlier. 1998 third quarter net income was $168,000 compared to net income of $255,000 for the third quarter of 1997. Related diluted per common share earnings were $1.33 compared to $2.02. Higher other operating costs largely related to start-up costs of a new branch office was the primary reason for the negative earnings performance in the third quarter.

Net interest income

For the first nine months of 1998, net interest income on a tax equivalent basis decreased 3.8%, to $3,804,000 from $3,951,000 in the comparable 1997 period. The related net interest margin declined to 3.82% from 4.09% due largely to the high cost of municipal time deposits. Tax equivalent interest income was relatively unchanged as was the mix in earning assets while the average rate earned on earning assets fell seven basis points, to 7.39% from 7.46%. Negatively impacting net interest income was the investment of proceeds from loan payoffs and accelerated paydowns in the Bank's mortgage-backed security portfolio into lower yielding short-term earning assets in the absence of acceptable higher rates available on longer-term investments. Interest expense rose 5.75% primarily due to the aforementioned rates paid on municipal time deposits and an increase of $11 million in Federal Home Loan Bank advances, which were used in part to replace municipal time deposits. The average rate paid to fund interest earning assets rose from 3.37% to 3.51%.

Management has been actively reducing municipal time deposit levels by utilizing these Federal Home Loan Bank advances, which are included in long-term debt and have allowed the Corporation to obtain more stable funding for longer terms at no additional cost.

For the third quarter of 1998, net interest income on a tax equivalent basis declined 1.7%, to $1,265,000 from $1,319,000 in the comparable 1997 period. The related net interest margin decreased to 3.80% from 3.97% due to the higher cost of funding interest earning assets. Tax equivalent interest income was relatively unchanged, although the average rate earned declined to 7.36% from 7.58% due to the aforementioned reinvestment of loan and investment repayment and maturity proceeds into lower-yielding assets. Interest expense rose 5% due to the high municipal deposit costs, while the average rate to fund interest earning assets rose slightly, from 3.49% to 3.51%.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                              Nine Months        Three Months
                                             Ended Sept. 30,    Ended Sept. 30,
                                    -------------------------------------------
(Dollars in thousands)                       1998      1997      1998      1997
-------------------------------------------------------------------------------
Balance at beginning of
  period ..............................    $  825    $  750    $1,275    $  800
Provision (credit) for possible
  loan  losses ........................       543        43        46        (7)

Recoveries of previous
  charge-offs .........................       141        63        88        34
                                           ------    ------    ------    ------
                                            1,509       856     1,409       827

Less: Charge-offs .....................       109        31         9         2
                                           ------    ------    ------    ------
Balance at end of period ..............    $1,400    $  825    $1,400    $  825
                                           ======    ======    ======    ======

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
                                        September 30, December 31, September 30,
(Dollars in thousands)                     1998          1997          1997
--------------------------------------------------------------------------------
Reserve for possible loan losses as a percentage of:

Total loans .............................  2.47%        1.45%          1.42%

Total nonperforming loans ............... 58.43%       59.10%         60.97%

Total nonperforming assets
  (nonperforming loans and OREO) ........ 46.89%       53.78%         41.67%

Net charge-offs as a percentage
  of average loans (year-to-date) .......  N/A          0.15%           N/A

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

                                        September 30, December 31, September 30,
(Dollars in thousands)                       1998         1997         1997
--------------------------------------------------------------------------------

Nonaccrual loans
Commercial ..............................  $1,743       $  568       $  654
Installment .............................       6            1            7
Real estate .............................     306          597          616
                                           ------       ------       ------
Total ...................................   2,055        1,166        1,277
                                           ------       ------       ------

Loans past due 90 days
  or more and still accruing
Commercial ..............................     --            46          --
Installment .............................     --           --           --
Real estate .............................     341          184           76
                                           ------       ------       ------
Total ...................................     341          230           76
                                           ------       ------       ------
Total nonperforming loans ...............   2,396        1,396        1,353
                                           ------       ------       ------
Troubled debt restructurings ............   1,261        1,261         --
                                           ------       ------       ------
Total nonperforming loans and
  troubled debt restructurings ..........  $3,657       $2,657       $1,353
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

The customer has filed a defense against the claims made by the Bank, along with a counterclaim. While the Bank is confident of its claims, the ultimate outcome of these actions cannot be determined and the complete collection of the overdraft is uncertain. Based on an evaluation of the information currently available, the second quarter and first nine months of 1998 include a $405,000 addition to the reserve for possible loan losses to provide for a possible loss on this overdraft, which is included in nonaccrual commercial loans at September 30, 1998.

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

At September 30, 1998, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured.

Other operating income

Other operating income, including the results of investment securities transactions, increased in both the first nine months and third quarter of 1998 compared to the similar 1997 periods due primarily to higher service charges resulting from increased transaction volume along with higher nonloan fee income.

Other operating expenses

Other operating expenses rose 5% for the first nine months of 1998 and 11.8% in the third quarter of 1998 compared to the similar 1997 periods. Both periods were affected by costs incurred in connection with the opening during the second quarter of 1998 of a new branch office.

Income tax expense

Income tax expense as a percentage of pretax income declined to 22.8% from 36.2% for the first nine months of 1998 compared to the first nine months of 1997 as a result of lower levels of income subject to both lower federal and state income tax. This tax rate declined in the third quarter of 1998 compared to the same 1997 quarter for similar reasons.

Short-term interest earning assets

Short-term interest earning assets rose 30.4%, averaging $12.6 million for the first nine months of 1998 compared to $9.7 million for the 1997 period due primarily to the lack of acceptable alternative investment opportunities.

Investment securities

The available for sale portfolio declined $1.6 million, totalling $31.1 million at September 30, 1998 compared to $32.7 million at the end of 1997, as purchases were limited to the reinvestment of portfolio maturities and calls. Related unrealized depreciation was $53,000 compared to $14,000 at 1997 year-end.

The held to maturity portfolio was virtually unchanged, with related unrealized depreciation declining from $28,000 at September 30, 1998 to an unrealized appreciation of $154,000 at September 30, 1998 due to the bond market rally in the 1998 third quarter, when long-term bond rates dropped to historical lows.

Loans

Loans held for sale rose to $1.8 million at September 30, 1998 from $807,000 at December 31, 1997 reflecting a 12.1% increase in loans originated for sale during the first nine months of 1998 compared to the first nine months of 1997. Loans totaled $56.8 million at September 30, 1998 compared to $56.9 million at December 31, 1997.

Deposits

Total deposits at September 30, 1998 totaled $108.3 million compared to $119.7 million at 1997 year-end, while average deposits declined from $120.2 million for the first nine months of 1997 to $115.3 million for the first nine months of 1998. The decrease in deposits resulted from management's decision to reduce the levels of short-term municipal time deposits through more stable funding sources. Total deposits were lower due to a nonrecurring $8 million nonrecurring demand deposit from a U.S. Government agency deposit which was on hand December 31, 1997.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

Total certificates of deposit decreased from $70 million at 1997 year-end to $58.1 million at the end of the 1998 third quarter due to a reduction in certificates of deposit of $100,000 or more, most of which are municipal deposits, which declined from $51 million at December 31, 1997 to $45.5 million at September 30, 1998. These deposits were replaced by Federal Home Loan Bank advances.

Short-term borrowings

Average short-term borrowings declined 21.5% from the first nine months of 1997 compared to the corresponding 1998 period, reflecting lower levels of U.S. Treasury tax and loan note option balances, while the average rate paid on these borrowings rose by three basis points.

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

The major contribution during the first nine months of 1998 from operating activities to the Corporation's liquidity come from net income, while an increase in other assets represented the highest use of cash.

Sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity, which amounted to $15 million, while net cash used was in investing activities primarily for the purchase of investment securities held to maturity, which totaled $12 million.

The primary source of funds from financing activities resulted from an increase in long-term debt, which rose $11 million, while the highest use of cash in financing activities resulted from an $11.4 million decrease in deposits.

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

At September 30,1998, the Corporation had a cumulative one-year static gap of a negative $12.6 million, representing 9.3% of total assets compared to a negative $12.9 million gap at December 31,1997, which represented 9.29% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 200 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Stockholders' equity amounted to approximately $10.2 million at September 30,1998, representing 7.5% of total assets, compared to 7.22% at December 31, 1997.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At September 30,1998 the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 14.75% and 18.48%, respectively.

Year 2000

During 1997, the Corporation established an overall plan to address system-related Year 2000 issues. The plan calls for either system modifications to, or replacement of, existing business systems applications. A majority of the systems are provided and maintained by outside vendors with whom management is coordinating the Year 2000 efforts. The cost of this Year 2000 compliance program related to system modifications is estimated to be $400,000, most of which represents capital expenditures that will be funded through operating cash flows. At September 30, 1998, approximately $130,000 of these costs have been incurred or committed to, most of which are capital costs.

The Corporation has also initiated discussions with third parties, such as vendors, customers, governmental entities, and others, to attempt to obtain assurance that they have appropriate plans to be Year 2000 compliant. At September 30, 1998, the Corporation had contacted its major depositors and borrowers in order to assess their Year 2000 readiness. Failure of the Corporation or third parties to correct Year 2000 issues could cause disruption of operations resulting in increased operating costs. In addition, to the extent customers' financial positions are weakened as a result of Year 2000 issues, credit quality could be adversely affected. The Corporation is preparing contingency plans in the event of Year 2000 system failures, including the identification of back-up data processing vendors and alternate sources of liquidity. Additionally, the Corporation is in process of obtaining the services of a third party to provide independent verification and validation of its Year 2000 efforts. The Corporation believes at this time that its efforts are adequate to address its Year 2000 concerns. However, since it cannot predict whether its vendors and customers will be successful in becoming Year 2000 compliant it is developing detailed contingency plans to address the potential of a disruption of operations.

The Corporation receives guidance from the Federal Financial Institutions Examination Council ("FFIEC"), the formal interagency body empowered to prescribe uniform principles, standards and examination procedures for the examination of financial institutions by the federal regulatory agencies, and participates in scheduled federal Year 2000 examinations, which are being conducted to assess each financial institution's Year 2000 efforts.

The cost of the project and the expected completion dates are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially.

The Corporation currently anticipates that substantially all of the work under this program, including testing of mission critical systems, will be initially completed by the end of 1998, with further testing to be performed during 1999, and remains on schedule.

PART II Other information

Item 6a. Exhibits

         (3)(a) The Corporation's Restated Articles of Incorporation incorporated herein by reference to Exhibit (3)(d) of the Corporation's Current Report on Form 8-K dated July 28, 1992).

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

         (3)(f) The amended By-Laws of the Corporation (incorporated herein by reference to Exhibit (3) (c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

         (4)(a) The Debenture Agreements between the Corporation and its Noteholders (incorporated herein by reference to Exhibit (4)
                  (a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).

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

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         November 12, 1998          ____________________
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)