Form 10-K
period 1998-12-31
CITY NATIONAL BANCSHARES CORP
filed 1999-03-30
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 10-K

       (Mark One)
       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1998
       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        For the transition period from to

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 12, 1999 was approximately $1,416,775.

There were 118,221 shares of common stock outstanding at March 12, 1999.

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

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents
                                                                          Page
                                     PART I

Item 1.  Business..............................................................2
Item 2.  Properties............................................................3
Item 3.  Legal Proceedings.....................................................3
Item 4.  Submission of Matters to a Vote of Security Holders...................3

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters...............................................................3
Item 6.  Selected Financial Data...............................................6
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................7 - 17
Item 8.  Financial Statements and Supplementary Data.....................18 - 37
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................38

                                    PART III

Item 10. Directors and Executive Officers of Registrant.......................38
Item 11. Executive Compensation...............................................38
Item 12. Security Ownership of Certain Beneficial Owners and Management.......38
Item 13. Certain Relationships and Related Transactions.......................38

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......38


Signatures....................................................................40

Part I
Item 1.      Business

Description of business
City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 1998, CNBC had consolidated total assets of $164.9 million, total deposits of $137.9 million and stockholders' equity of $10.1 million. Its only subsidiary is City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973. CNB has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB.

In 1994, the Bank acquired a branch office from the Resolution Trust Corporation, assuming deposits of $25.2 million, while in 1996, the Bank acquired a branch office from another financial institution, assuming deposits of $7.7 million. In 1998, the Bank opened its fourth banking location, which had $2 million in deposits at December 31, 1998.

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

The Bank does not have a trust department.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") enabled bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity to "opt out" of this provision. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but not authorized de novo branching.

New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

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

Community reinvestment
Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings.
CNB received a "Satisfactory" CRA rating in its most recent examination.

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

Employees
On December 31, 1998, CNBC and its subsidiary had 65 full-time equivalent employees. Management considers relations with employees to be satisfactory.

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

Item 3.  Legal proceedings

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The defendants have responded alleging CNB records regarding these transactions are in error and in fact CNB is liable to the defendants for amounts due as a result of these errors and for damages incurred by the defendants as a result of CNB's collection efforts. The amount of the defendants' counterclaim has not been quantified.

This litigation is in the midst of discovery. CNB has retained an independent accountant to review and confirm CNB's records. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment, cannot be predicted in any meaningful way at this stage.

CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is also too early to determine the amount CNB will ultimately recover, if any, under these insurance policies.

Item 4.  Submission of matter to a vote of security holders
During the fourth quarter of 1998, there were no matters submitted to stockholders for a vote.

Part II
Item 5.  Market for the Registrant's Common Equity and Related Stockholders
         Matters

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 1998.

At March 12, 1999, the Corporation had 1,936 common stockholders of record.

On April 6, 1998, the Corporation paid a cash dividend of $1.75 per share to stockholders of record on March 4, 1998. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Raul L. Oseguera, Vice President, Stockholder Relations, 900 Broad Street, Newark, New Jersey, 07102.

Transfer Agent
First City Transfer Company
P.O. Box 170
Iselin, New Jersey  08830

                                       6
Item 6.  Selected Financial Data

Five-Year Summary
Dollars in thousands,
except per share data           1998       1997        1996        1995     1994(1)
--------------------------------------------------------------------------------------
Year-end Balance Sheet data:
Total assets ............   $ 164,901   $ 138,868   $ 134,951   $ 114,410   $ 111,062
Gross loans .............      71,440      56,947      57,128      44,739      25,563
Reserve for possible
  loan losses ...........       1,415         825         750         650         625
Investment securities ...      63,966      62,360      60,863      55,103      53,751
Total deposits ..........     137,943     119,717     115,854     100,889     103,941
Long-term debt ..........      15,749       3,749       1,749       1,749         249
Stockholders' equity ....      10,123      10,032       8,287       6,896       5,588
-------------------------   ---------   ---------   ---------   ---------   ---------
Income Statement data:
Interest income .........   $   9,555   $   9,571   $   9,034   $   7,470   $   5,596
Interest expense ........       4,598       4,330       3,802       2,829       2,068
-------------------------   ---------   ---------   ---------   ---------   ---------
Net interest income .....       4,957       5,241       5,232       4,641       3,528
Provision (credit) for
 possible loan losses ...       1,016         159          91         486      (1,464)
-------------------------   ---------   ---------   ---------   ---------   ---------
Net interest income after
 provision (credit)
 for possible loan losses       3,941       5,082       5,141       4,155       4,992
Other operating income ..       1,297       1,199       1,147       1,363       1,375
Other operating expenses        4,999       4,630       4,839       4,245       3,645
-------------------------   ---------   ---------   ---------   ---------   ---------
Income before income tax
 expense ................         239       1,651       1,449       1,273       2,722
Income tax expense ......          13         582         504         471         998
-------------------------   ---------   ---------   ---------   ---------   ---------
Net income ..............   $     226   $   1,069   $     945   $     802   $   1,724
--------------------------------------------------------------------------------------

(1) Includes the effects of a $1.6 million recovery of a loan that was charged off in 1989.

Per common share data:
Net income per basic
 share .................... $    1.25   $    8.98   $    8.31   $    7.22   $   15.51
Net income per diluted
 share ....................      1.22        8.11        7.51        6.51       13.90
Book value ................     72.54       74.34       66.23       62.05       50.28
Dividends .................      1.75        1.50        1.35        1.25        1.00

Basic average number
 of common shares
 outstanding ..............   115,189     114,141     113,498     111,141     111,141
Diluted average number
 of common shares
 outstanding ..............   129,039     127,991     127,348     124,991     124,991
Number of common shares
 outstanding at year-end ..   118,221     114,141     114,141     111,141     111,141
Financial ratios:
Return on average assets ..      .23%        .78%        .71%        .72%       1.66%
Return on average common
 equity ...................     1.51       13.05       13.19       12.71       30.24
Stockholders' equity as a
 percentage of total assets     6.14        7.22        6.14        6.03        5.03
Dividend payout ratio .....   140.00       16.70       16.25       17.31        6.45
-------------------------------------------------------------------------------------

Item 7. Management's discussion and analysis of financial condition and results of operations

Performance summary
1998 net income decreased to $226,000 compared to $1,069,000 in 1997 due primarily to an $857,000 increase in the loan loss provision. Also negatively affecting 1998 earnings were costs associated with the opening of a new branch in May, 1998. Related earnings per common share on a diluted basis decreased to $1.22 from $8.11.

Total assets rose 18.7% to $164.9 million at 1998 year-end from $138.9 million a year earlier. While some of this increase was attributable to nonrecurring year-end deposits, the opening of a new branch added core deposits and total loans grew 25.4%. The Bank also restructured the liability side of the balance sheet by replacing volatile short-term jumbo time deposits with laddered Federal Home Loan Bank advances.

Investments
The investment securities available for sale ("AFS") portfolio changed nominally, to $32.3 million at December 31, 1998 from $32.7 million a year earlier, while the related gross unrealized loss increased from $14,000 at December 31, 1997 to $40,000, representing less than .5% of the AFS portfolio's book value at both dates.

The major change within the portfolio occurred in the U.S. Treasury and agency portfolio, which declined 45.5% from the end of 1997 to year-end 1998. Proceeds from sales and maturities were allocated to higher-yielding areas of the AFS portfolio, all of which had volume increases.

The investment securities held to maturity ("HTM") portfolio rose to $31.7 million at December 31, 1998 compared to $29.7 million a year earlier. Mortgage-backed securities declined 30.3% in 1998 due to higher prepayments. The U.S. Treasury and agency portfolios rose 31.4% due to a higher level of agency callables securities.

At December 31, 1998, the Bank held structured notes with total book and related market values of $2,750,000 and $2,725,000, reflecting $25,000 of unrealized depreciation, while a year earlier the structured note portfolio had a book value of $4,250,000 and related market value of $4,112,000, reflecting a gross unrealized loss of $138,000. The decrease in 1998 resulted from a maturity. These structured notes consist of notes which are indexed to the ten-year U.S. Treasury interest rate. Accordingly, the value of these securities could fluctuate depending on interest rate movements. The notes mature in March, 2000.

Also, at December 31, 1998, the Bank held callable U.S. Government agency notes with a carrying value of $19.1 million, all of which were included in the HTM portfolio. These notes are callable at various dates from 1999 through August, 2000.

Management believes that holding either the structured notes or callable securities will not have a significant impact upon the financial condition or operations of the Corporation.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 1998 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

Investment Securities Available for Sale
                                                 Maturing After One Maturing After Five
                              Maturing Within      Year But Within   Years But Within      Maturing After
                                 One Year            Five Years          Ten Years            Ten Years         Total     Total
Dollars in thousands          Amount     Yield    Amount     Yield     Amount     Yield    Amount     Yield    Amount      Yield
---------------------------- --------- --------- --------- ---------- --------- --------- --------- --------- ---------- ---------
U.S. Treasury securities      $ 1,507     5.94%   $ 1,507      5.79%  $      -       -%   $      -         -% $  3,014      5.87%
U.S. Government agencies          211     5.47      4,149      5.76      3,486    6.31      14,742      5.69    22,588      5.80
Obligations of state
 political and subdivisions(1)      -         -         -         -          -       -       2,747      7.93     2,747      7.93
Other debt securities               -         -         -         -        260    7.71       2,428      6.94     2,688      7.01
---------------------------- --------- --------- --------- ---------- --------- --------- --------- --------- ---------- ---------
Total amortized cost          $ 1,718     5.82%   $ 5,656      5.77%    $3,746    6.41%    $19,917      5.92%  $31,037      5.95%
---------------------------- --------- --------- --------- ---------- --------- --------- --------- --------- ---------- ---------

(1) Includes $250,000 of nontax-exempt securities with a 7.60% yield.

                                       8

Investment Securities Held to Maturity            Maturing After One Maturing After Five
                              Maturing Within      Year But Within   Years But Within      Maturing After
                                 One Year            Five Years          Ten Years            Ten Years         Total      Total
Dollars in thousands           Amount   Yield      Amount   Yield       Amount    Yield    Amount    Yield     Amount      Yield
----------------------------- --------- --------- --------- ----------- --------- ------- ---------- --------- --------- ----------
U.S. Government agencies(1)    $ 1,665     6.22%   $ 7,550      5.48%    $ 8,122  6.46%    $11,961      6.18%   $29,298      6.08%
Obligations of state and
 political subdivisions             99     8.14      2,315      6.81           -      -          -          -     2,414      6.86
----------------------------- --------- --------- --------- ----------- --------- ------- ---------- --------- --------- ----------
Total amortized cost           $ 1,764     6.33%   $ 9,865      5.79%    $ 8,122   6.46%   $11,961      6.18%   $31,712      6.14%
----------------------------- --------- --------- --------- ----------- --------- ------- ---------- --------- --------- ----------

(1) Includes $17.5 million of U.S. Government agency securities callable in 1999 of which $16.5 million mature after five years.

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 1998. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio decreased to 5.95% at December 31, 1998 from 6.52% at December 31, 1997, while the yield on the HTM portfolio decreased to 6.12% at December 31, 1998 from 6.46% at December 31, 1997. In addition, 56.4% of the total portfolio matured after ten years, compared to 32% in 1997. These changes reflect the lower interest rate environment and the necessity to extend maturities to improve yields.

                                       9

Consolidated Average Balance Sheet with Related Interest and Rates
                                                              1998                                1997
----------------------------------------------------------------------------------------------------------------------
                                                    Average               Average     Average                Average
Tax equivalent basis dollars in thousands           Balance   Interest      Rate      Balance    Interest     Rate
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                      $ 12,195  $     653      5.35%   $           $    439       5.43%
                                                                                         8,073
  Other short-term investments                             -          -       -            742         39       5.32
  Interest-bearing deposits with banks                    77          4      5.10           59          3       5.14
  Investment securities:
    Taxable 1                                         55,401      3,390      6.12       59,008      3,718       6.30
    Tax-exempt                                         4,761        342      7.20        2,722        189       6.95
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
    Total investment securities                       60,162      3,732      6.20       61,730      3,907       6.33
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
  Loans 2,3:
    Commercial                                        21,234      1,702      8.01       19,391      1,660       8.56
    Real estate                                       37,224      3,502      9.41       37,684      3,514       9.32
    Installment                                          772         78     10.14          729         73       9.98
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
    Total loans                                       59,230      5,282      8.92       57,804      5,247       9.08
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
    Total interest earning assets                    131,664      9,671      7.35      128,408      9,635       7.50
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Noninterest earning assets:
  Cash and due from banks                              3,670                             3,855
  Gross unrealized loss on investment
    securities available for sale                        (18)                              (83)
  Reserve for possible loan losses                    (1,104)                             (806)
  Other assets                                         6,686                             6,413
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
  Total noninterest earning assets                     9,234                             9,379
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Total assets                                        $140,898                          $137,787
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Liabilities and stockholders' equity
Interest bearing liabilities:
  Savings deposits 4                                $ 34,619        728      2.10    $  31,732        666       2.10
  Time deposits 5                                     61,887      3,047      4.92       71,343      3,261       4.57
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
  Total interest bearing deposits                     96,506      3,775      3.91      103,075      3,927       3.81
  Short-term borrowings                                3,068        159      5.19        3,809        202       5.30
  Long-term debt                                      11,725        664      5.66        3,453        201       5.83
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
  Total interest bearing liabilities                 111,299      4,598      4.13      110,337      4,330       3.92
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Noninterest bearing liabilities:
  Demand deposits                                     18,230                            16,294
  Other liabilities                                    1,302                             2,150
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
  Total noninterest bearing liabilities               19,532                            18,444
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Stockholders' equity                                  10,067                             9,006
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Total liabilities and stockholders' equity          $140,898                          $137,787
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Net interest income (tax equivalent basis)                        5,073      3.21                    5,305       3.58
Tax equivalent basis adjustments 6                                 (116)                               (64)
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Net interest income                                            $  4,957                            $ 5,241
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Average rate paid to fund interest earning assets                            3.49                                3.37
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------
Net interest income as a percentage of
  interest earning assets (tax equivalent basis)                             3.85%                               4.13%
-------------------------------------------------- ---------- ---------- ----------- ---------- ----------- ----------

1 Includes investment securities available for sale and held to maturity 2 Includes nonperforming loans 3 Includes loan fees of $151,000 and $123,000 in 1998 and 1997, respectively
4 Includes noninterest bearing deposits maintained by a state governmental agency of $469,000 in 1998 and 1997
5 Includes noninterest bearing deposits maintained by corporations and U.S. governmental agencies of $5,920,000 in 1998 and $10,635,000 in 1997
6 The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 1998 and 1997

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

                                                      1998 Net  Interest  Income Increase    1997 Net Interest Income Increase
                                                       (Decrease)  from 1997 due to           (Decrease)  from 1996 due to
---------------------------------------------------------------------------------------------------------------------------------
In thousands                                           Volume     Rate      Total                 Volume       Rate       Total
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Interest income
Loans:
  Commercial                                             $   158    $  (116) $     42             $     (52)  $    70   $     18
  Real estate                                                (43)        31       (12)                  431       (33)       398
  Installment                                                  4          1         5                    40       (13)        27
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Total loans                                                  119        (84)       35                   419        24        443
Taxable investment securities                               (227)      (101)     (328)                   45        96        141
Tax-exempt investment securities                              67         86       153                    13         1         14
Federal funds sold and securities
   purchased under agreements to resell                      224        (10)      214                   106        15        121
Other short-term investments                                 (39)         -       (39)                 (175)       (1)      (176)
Interest-bearing deposits with banks                           1          -         1                    (2)        -         (2)
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Total interest income                                        145       (109)       36                   406       135        541
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Interest expense
Savings deposits                                             (62)         -       (62)                   97       (13)        84
Time deposits                                                432       (218)      214                  (205)     (292)      (497)
Short-term borrowings                                         39          4        43                   (10)       (3)       (13)
Long-term debt                                              (482)        19      (463)                  (97)       (5)      (102)
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Total interest expense                                       (73)      (195)     (268)                 (215)     (313)      (528)
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Net interest income                                      $    72    $  (304)  $  (232)              $   191    $ (178)   $    13
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------

Loans
Loans rose 25.4% to $71.4 million at December 31, 1998 compared to $56.9 million a year earlier. The increase resulted from the December, 1998 purchase of loan participations totalling $15.6 million in seasoned commercial and real estate loans with a correspondent bank. Approximately half the loans had floating rates that reprice monthly while the remaining half are fixed-rate loans. All the loans are performing.

Internal loan growth was flat during 1998 due to the large number of early payoffs, as average loans grew by 2.3%, with the growth occurring in the commercial loan portfolio. The yield on the portfolio declined 16 basis points reflecting the lower rate environment and the effects of competitive pressures.

Loans originated for sale rose to $2 million at December 31, 1998 from $807,000 a year earlier. Loans sold totalled $1.2 million in 1998 and 1997 as originations rose to $2.3 million from $1.6 million, while gains on loan sales rose to $64,000 in 1998 from $57,000 in 1997.

At December 31, 1998, loans to churches totalled $8.9 million, representing 12.5% of total loans outstanding and are included with real estate loans. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

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

While management believes that its loan portfolio is well secured and able to withstand a downturn in economic conditions, its effects will be carefully considered in making credit decisions in 1999.

Maturities and interest sensitivities of loans
Information pertaining to maturities and the sensitivity to changes in interest rates of loans at December 31, 1998 is presented below.
                               One Year
                  Due in One    Through   Due After
In thousands     Year or Less Five Years  Five Years    Total
---------------- ------------ ---------- ----------- ----------
Commercial          $  4,361   $  9,557   $  8,673    $ 22,591
Real estate:
  Construction         2,633          -          -       2,633
  Mortgage               321      8,926     36,128      45,375
  Installment             95        369        377         841
------------------ ---------- ---------- ----------- ----------
Total               $  7,410   $ 18,852   $ 45,178    $ 71,440
------------------ ---------- ---------- ----------- ----------
Loans at fixed
  interest rates    $  3,531   $  7,748   $ 11,723    $ 23,002
Loans at variable
  interest rates       3,879     11,104     33,455      48,438
----------------- ---------- ---------- ----------- ----------
Total               $  7,410   $ 18,852   $ 45,178    $ 71,440
------------------ ---------- ---------- ----------- ----------
Summary of loan loss experience
Changes in the reserve for possible loan losses are summarized below.

Dollars in thousands                     1998         1997
-------------------------------------- ----------- ------------
Balance, January 1                        $  825      $  750
-------------------------------------- ----------- ------------
Charge-offs:
  Commercial loans                           480          31
  Real estate loans                           83         108
  Installment loans                           16          19
-------------------------------------- ----------- ------------
Total                                        579         158
-------------------------------------- ----------- ------------
Recoveries:
  Commercial loans                            40          57
  Real estate loans                          111           5
  Installment loans                            2          12
-------------------------------------- ----------- ------------
Total                                        153          74
-------------------------------------- ----------- ------------
Net charge-offs                             (426)        (85)
Provision for possible loan
  losses charged to operations             1,016         158
-------------------------------------- ----------- ------------
Balance, December 31                      $1,415      $  825
-------------------------------------- ----------- ------------
Net charge-offs as a
  percentage of average loans                .72%        .15%
Reserve for possible loan losses as
  a percentage of loans                     1.98        1.45
Reserve for possible loan losses as
  a percentage of nonperforming loans      78.51       59.10
-------------------------------------- ----------- ------------

The reserve for possible loan losses is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified.

A standardized method is used to assess the adequacy of the reserve and to identify the risks inherent in the loan portfolio. This process includes the ongoing assessment of individual borrowers' financial condition and payment records and gives consideration to areas of exposure such as conditions within the borrowers' industry, the value of underlying collateral, and the composition of the performing and non-performing loan portfolios.

Specific allocations are identified by loan category and allocated according to prior charge-off history as well as future performance projections. All loans are graded and incorporated in the process of assessing the adequacy of the reserve. The reserve is maintained at a level considered sufficient to absorb estimated losses in the loan portfolio, and reserves not allocated to specific loan categories are considered unallocated and evaluated based on management's assessment of the portfolio's risk profile.

The reserve represented 1.98% of total loans at December 31, 1998 compared to 1.45% a year earlier due to an increase in the provision for possible loan losses from $1,016,000 in 1998 to $159,000 in 1997. This increase resulted from the overdraft referred to in Note 6 along with an addition to the reserve related to an increase in the loan portfolio. The commercial reserve allocation increased to 4.38% of the commercial loan portfolio at December 31, 1998 compared to 1.85% a year earlier because of the inclusion of a fully reserved $400,000 impaired loan.

Charge-offs rose from $158,000 to $579,000 due to the charge-off during 1998 fourth quarter of $405,000 of the aforementioned overdraft.

Allocation of the reserve for possible loan losses
The reserve for possible loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31:
                           1998                  1997
-------------------- -------------------- ---------------------
                              Percentage           Percentage
                                of Loan               of Loan
                                Category             Category
                                to Gross             to Gross
Dollars in thousands    Amount   Loans     Amount     Loans
-------------------- ---------- ---------- --------- ----------
Commercial             $   990     31.62%    $   348    33.34%
Real estate                408     67.20         382    65.34
Installment                 15      1.18          12     1.14
Unallocated                  2         -          83        -
-------------------- ---------- ---------- --------- ----------
Total                  $ 1,415    100.00%    $   825   100.00%
-------------------- ---------- ---------- --------- ----------
Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below:

In thousands                                1998         1997
------------------------------------ ------------ -------------
Nonperforming loans
  Commercial                              $1,148       $  614
  Real estate                                647          781
  Installment                                  1            1
------------------------------------ ------------ -------------
Total nonperforming loans                  1,796        1,396
Other real estate owned                      590          385
------------------------------------ ------------ -------------
Total                                     $2,386       $1,781
------------------------------------ ------------ -------------

The increase in nonperforming loans in 1998 resulted primarily from the addition of the overdraft.

Total risk elements includes a restructured loan to a commercial borrower totalling $1.3 million, along with a $100,000 working capital loan to the same borrower more fully discussed in Note 6 to the Financial Statements.

OREO is carried net of a $35,000 reserve at December 31, 1998 and $30,000 in 1997.

Deposits
Total deposits rose to $137.9 million at December 31, 1998 from $119.7 million a year earlier, while average deposits declined 3.9%, to $114.7 million in 1998 from $119.4 million in 1997. Year-end 1998 included a $15.9 million nonrecurring municipal savings deposit, while December 31, 1997 included an $8 million nonrecurring U.S. Government agency demand deposit. Both deposits were withdrawn shortly after year-end.

Average savings accounts rose in 1998 by 8.8% due to higher money market account balances resulting from the introduction during 1998 of a tiered-rate account.

Time deposits averaged $61.9 million in 1998, 13.2% less than in 1997, reflecting management's decision to reduce the Bank's dependency on expensive short-term, volatile municipal deposits with Federal Home Loan Bank advances.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 1998. While local municipalities use the accounts for operating and short-term investment purposes, the U.S. Government uses noninterest-bearing certificates of deposit as compensating balances, representing a form of payment for services provided. All the foregoing deposits require collateralization with readily marketable U.S. Government securities. While the Bank issues certificates of deposit to municipalities in amounts of $100,000 at rates which are competitive with other institutions and somewhat more costly than other sources of deposits, the overall cost of certificates of deposit of $100,000 or more is reduced by the maintenance of the foregoing compensating balance accounts.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Certain corporations and governmental agencies maintain noninterest-bearing savings and time deposit accounts with the Bank as compensation for services performed. At December 31, 1998, such balances totalled $469,000 and $1,918,000, respectively.

Short-term borrowings
Average short-term borrowings declined to $3.1 million in 1998 from $3.8 in 1997 because of lower U.S. Treasury tax and loan note option account balances. At December 31, 1998, all but $18,000 of the note option balance had been drawn down by the U.S. Treasury.

Long-term debt
Long-term debt rose from $3,749,000 at December 31, 1997 to $15,749,000 a year later due to the addition of $12 million in Federal Home Loan Bank advances. These advances are primarily fixed-rate advances that are callable at various dates prior to maturity. Under the call provisions, the advances must either be repaid or converted into advances at the current rate. The advances mature in various years from 2000 through 2008.

These advances were incurred primarily to reduce the dependency on municipal certificates of deposit and provide a more stable funding source.

Results of operations - 1998 compared with 1997
Net interest income is the principal source of the Corporation's earnings and represents the amounts by which the interest and fees earned on loans and other interest earning assets exceeds the interest paid on the funding sources used to finance those assets. An analysis of the components of net interest income is facilitated when the income from tax-exempt investment securities is adjusted to a taxable equivalent basis, placing tax-exempt assets on a comparable basis with taxable interest earning assets.

On a fully taxable equivalent ("FTE") basis, net interest income decreased 4.4%, to $5.1 million in 1998 from $5.3 million in 1997, while the related net interest margin decreased to 3.85% from 4.13%. While average interest earning assets rose 2.5% in 1998, most of this growth consisted of short-term, lower yielding earning assets where the margins are lower. The higher interest income levels were more than offset by increased interest expense resulting from both an increase in interest bearing liabilities and a higher cost of funds.

Interest income on a FTE basis was relatively unchanged in 1998, compared to 1997. Average taxable investment securities declined 6.1% in 1998 due primarily to prepayments on the mortgage-backed securities portfolio. Additionally, income was reduced by the lower yield during the year, which declined to 6.12% from 6.30% due to the reinvestment of maturities in a lower rate environment and the effects of that environment on securities that repriced during the year.

Income from tax-exempt investments rose 80.9% due to both a higher volume and higher yields.
While income from loans rose due to higher commercial loan volume, lower rates virtually eliminated the year-to-year income increase. The yield on the loan portfolio declined to 8.92% from 9.08% due to three reductions in the prime lending rate in 1998 along with the impact of price competition.

Interest income from shorter-term earning assets increased 48.7% due to higher volume, which averaged 38.3% more in 1998 than in 1997.

Overall, the yield on earning assets declined 15 basis points, to 7.35% from 7.50% due principally to the lower rate environment.

Interest expense was $4.6 million in 1998, an increase of 6.2% from 1997. This increase resulted primarily from higher levels of long-term debt. Interest expense on time deposits declined 6.6% due to a $9.5 million reduction in average time deposits. The average rate paid on time deposits rose 35 basis points due to the continued high cost of municipal deposits.

Interest expense on long-term debt rose to $664,000 in 1998 from $201,000 in 1997, due to the FHLB advances incurred during 1998, while the average rate paid declined by 17 basis points.

The average rate paid on interest bearing liabilities rose 21 basis points, to 4.13% compared to 3.92%, while the overall cost of funding interest earning assets rose 12 basis points.

Other operating income rose 8.2% to $1,297,000 in 1998 from $1,199,000 in 1997. The primary reasons for the increase were higher service charges, which rose 10.6% and higher income from non-customer transaction charges, which increased from $18,000 to $89,000. These increases were partially offset by lower money order fees due to the discontinuance of an agency relationship with a customer of the Bank who sold the Bank's money orders.

Other operating expenses, which include expenses other than interest, income taxes and the provision for possible loan losses, totalled $5 million in 1998, an 8% increase compared to 1997. The primary reasons for the increase were primarily higher loan collection costs and legal expenses incurred in connection with the aforementioned overdraft.

Salaries and other employee benefits remained virtually unchanged in 1998, as did equipment expense. Occupancy expense rose 10.7% due to the expenses in operating a new branch. Other expenses rose to $299,000 ,or 22.8% in 1998 due primarily to the aforementioned loan collection expense, which increased from 429,000 to $69,000 and the costs related to the overdraft, which totalled approximately $124,000.

Income tax expense
Income tax expense as a percentage of pre-tax income was 5.4% in 1998 compared to 35.3% in 1997. The decrease resulted due to higher tax exempt income and a state tax loss in 1998.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes.

The  major   contribution   during  1998  from   operating   activities  to  the
Corporation's liquidity came from proceeds from sales of loans held for sale while loans originated for sale represented the primary use of cash.

Net cash used in investing activities was primarily the result of the purchase of investment securities held to maturity, which totalled $20.3 million and the purchase of $15.6 million in loan participations, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $18.9 million.

The primary sources of funds from financing activities resulted from an increase in deposits of $18.3 million and $12 million in FHLB advances, while a $4.2 million decrease in short-term borrowings comprised the largest use of funds.

Effects of inflation
Inflation, as measured by the CPI, declined to 1.6% in 1998 compared to 2% in 1997 and 2.8% in 1996.

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

Interest rate sensitivity
The management of interest rate risk is also important to the profitability of the Corporation. Interest rate risk arises when an earning asset matures or when its interest rate changes in a time period different from that of a supporting interest bearing liability, or when an interest bearing liability matures or

                                       15
when its interest rate changes in a time period different from that of an earning asset that it supports. While the Corporation does not match specific assets and liabilities, total earning assets and interest bearing liabilities are grouped to determine the overall interest rate risk within a number of specific time frames.

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

The following table presents the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1998. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.

Interest Rate Sensitivity Analysis
                                                              Expected Maturity
                                            ---------------------------------------------------------------------------
                                  Average
                                 Interest                                                                      Total      Fair
In thousands                     Rate (1)     1999       2000       2001       2002      2003     Thereafter  Balance     Value
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Interest sensitive assets
Federal funds sold                   4.50%   $  1,500  $       -  $       -  $       - $       -  $       -  $   1,500  $   1,500
Interest bearing deposits
 with banks                          3.25          25          -          -          -         -          -         25         25
Investment securities available for sale:
 U.S. Treasury securities            5.87       1,507      1,507          -          -         -          -      3,014      3,046
 Obligations of U.S. government
  agencies                           5.80      17,493      3,517      1,049        105       105        319     22,588     22,423
 Obligations of state and political
  subdivisions                       7.93           -          -          -          -         -      2,747      2,747      2,831
 Other debt securities               7.01           -          -          -          -         -      2,688      2,688      2,744
 Equity securities                     -            -          -          -          -         -      1,177      1,177      1,210
Investment securities held to maturity:
 Obligations of U.S. government
  agencies                           6.08       8,065      1,465        222        222       190     19,134     29,298     29,106
 Obligations of state and political
  subdivisions                       6.86          99        349      1,564        281       121          -      2,414      2,474
Loans net of unearned income:
 Commercial                          8.45       4,361        448      4,249      2,835     2,025      8,673     22,591     22,676
 Mortgage                            9.03       2,954        586      1,002      3,692     3,646     36,128     48,008     48,815
 Consumer                           10.17          95         66        184         48        71        377        841        831
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Loans held for sale                  8.06       2,026          -          -          -         -          -      2,026      2,026
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
 Total interest sensitive assets     7.64%    $38,125     $7,938   $  8,270   $  7,183  $  6,158    $71,243   $138,917   $139,707
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Interest sensitive liabilities
Deposits:
  SuperNOW accounts                  1.48%    $36,287  $       -  $       -  $       - $       -  $       -   $ 36,287   $ 36,287
  Money market accounts              2.93       5,043          -          -          -         -          -      5,043      5,043
  Regular savings                    1.97           -          -          -          -         -     16,193     16,193     16,193
  Time - less than $100,000          5.16      14,597      1,878        371        370        31      3,320     20,567     21,040
  Time -  $100,000 or more           5.23      42,194        292        147          -       100        201     42,934     43,116
Short-term borrowings                4.12          18          -          -          -         -          -         18         18
Long-term debt                       5.62           -      2,000        150      2,225       300     11,074     15,749     16,555
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total interest sensitive             4.19%    $98,139   $  4,170  $     668   $  2,595  $    431    $30,788   $136,791   $138,252
liabilities
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------

(1) Tax equivalent basis; excludes equity securities.

The Corporation uses certain assumptions to estimate fair values and expected maturities. The actual maturities of these instruments could vary substantially if future prepayments differ from estimated experience.

Capital
The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice at December 31:
                             Consolidated       Bank Only
                             December 31,      December 31,
Dollars in thousands         1998     1997     1998     1997
--------------------------- -------- -------- -------- --------
Total stockholders' equity  $10,123  $10,032  $10,597  $10,628
Net unrealized (gain) loss
on investment securities
  available for sale            (25)      38        1       45
Disallowed intangibles          (96)     (56)     (46)     (56)
--------------------------- -------- -------- -------- --------
Tier 1 capital               10,052   10,014   10,552   10,617
--------------------------- -------- -------- -------- --------
Qualifying long-term debt     1,749    1,749      249      249
Reserve for possible loan
  losses                      1,066      781    1,058      773
--------------------------- -------- -------- -------- --------
Tier 2 capital                2,815    2,530    1,307    1,022
--------------------------- -------- -------- -------- --------
Total capital               $12,867  $12,544  $11,859  $11,639
--------------------------- -------- -------- -------- --------
Risk-adjusted assets        $84,942  $62,491  $84,263  $61,824
Total assets                164,901  138,868  163,867  137,985
--------------------------- -------- -------- -------- --------
Risk-based capital ratios:
  Tier 1 capital to risk-
    adjusted assets           11.83%   16.02%   12.52%   17.17%
  Regulatory minimum           4.00     4.00     4.00     4.00
  Total capital to risk-
    adjusted assets           15.15    20.07    14.07    18.83
  Regulatory minimum           8.00     8.00     8.00     8.00
Leverage ratio                 7.02     7.21     7.42     7.90
Total stockholders' equity
  to total asset               6.14     7.22     6.47     7.90
--------------------------- -------- -------- -------- --------

Results of operations - 1997 compared with 1996
Net income in 1997 increased $124,000, or 13.1%, to $1,069,000 compared to $945,000 in 1996. Related earnings per common share on a diluted basis rose to $8.11 from $7.51. The primary reason for the improved earnings performance was a 1996 third quarter assessment of $100,000 paid to the FDIC representing the Bank's share of replenishing the Savings Association Insurance Fund ("SAIF"), for the purchase in 1994 of a branch of a failed thrift institution that was SAIF-insured that did not recur in 1997.

Excluding this assessment, net of tax, earnings from operations rose $58,000 to $1,069,000 in 1997, up 5.7% from $1,011,000 in 1996.

On a fully taxable equivalent ("FTE") basis, net interest income was $5.3 million in 1997 and 1996, while the related net interest margin decreased to 4.13% from 4.26%. While average interest earning assets rose 3.1% in 1997, the higher earnings generated from this growth were offset by the decrease in net interest margin resulting from higher rates paid on funding sources.

Total investment securities averaged $61.7 million in 1997 compared to $60.8 million in 1996.The activity in the portfolio consisted primarily of investment maturities and calls and the reinvestment of the related proceeds.

Total loans averaged $57.8 million in 1997 compared to $53.5 million in 1996, an increase of 8%, while total loans declined slightly at December 31, 1997 to $56.9 million from a year earlier. The increase in average loans resulted from greater commercial loan growth and the reduction in loans at year-end was due to the paydown of syndicated line draw-downs. These lines had draw-downs during 1997 and paid off prior to year-end.

Other operating income increased 4.5%, from $1,147,000 in 1996 to $1,199,000 in 1997. The primary reasons for the increase were higher loan syndication fees, which rose to $283,000 in 1998 from $238,000 in 1997 and higher earnings from increased cash surrender value of corporate owned life insurance, which rose to $72,000 in 1998 from $3,000 in 1997. These increases were partially offset by lower gains on loan sales. The syndication fees represent compensation from large corporations that utilize the Bank to syndicate lines of credit to other small banks.

Other operating expenses, which include expenses other than interest, income taxes and the provision for possible loan losses, totalled $4.6 million in 1997,a 4.3% decrease compared to 1996. The primary reason for the decrease was the nonrecurring $100,000 FDIC SAIF assessment imposed in 1996.

Salaries and other employee benefits remained virtually unchanged in 1997, as did occupancy and equipment expense.

Other expenses were lower by $199,000, or 13.2% in 1997 due primarily to the aforementioned nonrecurring $100,000 FDIC SAIF assessment. Also contributing to the reduction was lower marketing expense, which declined from $99,000 in 1996 to $38,000 in 1997.

Income tax expense as a percentage of pre-tax income was 35.3% in 1997 compared to 34.8% in 1996.

Year 2000
Many computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in century from 1999 to 2000, and the programs may experience problems handling dates beyond 1999. This could cause computer applications to fail or create incorrect information unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issue by the Bank, or its major borrowers and lenders, could have a material adverse impact on the Bank's business, operations and financial condition.

During 1997, the Corporation established an overall plan to address system-related Y2K issues. The plan calls for either system modifications to, or replacement of, existing business systems applications, including hardware and equipment. A majority of the systems are provided and maintained by outside vendors with whom management is coordinating the Y2K efforts. The Bank operates its deposit, loan and general ledger systems on one software system licensed to the Bank through a third party ("primary software vendor"). The Bank received the software from its primary software vendor and began testing during September, 1998 to verify the vendor's representation that the software is Y2K compliant. The testing for the deposit, loan and general ledger systems, which are the primary functions of this software, has been completed as of the end of 1998. Additional Y2K software systems have been purchased from other vendors and the Bank has substantially completed testing those systems for Y2K compliance.

All hardware and equipment not considered to be Y2K compliant has been replaced, or replacements are on order and expected to be in place by July, 1999.

The cost of this Y2K compliance program related to system modifications is estimated to be $258,000, most of which represents capital expenditures that will be funded through operating cash flows. At December 31, 1998, approximately $243,000 of these costs have been incurred or committed to, most of which are capital costs.

The Corporation has also initiated discussions with third parties, such as vendors, customers, governmental entities, and others, to attempt to obtain assurance that they have appropriate plans to be Y2K compliant. At December 31, 1998, the Corporation had contacted its major depositors and borrowers in order to assess their Y2K readiness. Failure of the Corporation or third parties to correct Y2K issues could cause disruption of operations resulting in increased operating costs. In addition, to the extent customers' financial positions are weakened as a result of Y2K issues, credit quality could be adversely affected.

The Corporation is preparing contingency plans in the event of Y2K system failures, including the identification of back-up data processing vendors and alternate sources of liquidity. Additionally, the Corporation has the services of a third party to provide independent verification and validation of its Y2K concerns. However, since it cannot predict whether its vendors and customers will be successful in becoming Y2K compliant, it is developing detailed contingency plans to address the potential of a disruption of operations.

The Corporation receives guidance from the Federal Financial Institutions Examination Council ("FFIEC"), the formal interagency body empowered to prescribe uniform principles, standards and examination procedures for the examination of financial institutions by the federal regulatory agencies, and participates in scheduled federal Y2K examinations, which are being conducted to assess each financial institution's Y2K efforts.

The cost of the project and the expected completion dates are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Substantially all of the work under this program, including testing of mission critical systems, was completed by the end of 1998, with further testing to be performed during 1999.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet

                                                                  December 31,
                                                           ====================

Dollars in thousands, except per share data                    1998       1997
===============================================================================
Assets
Cash and due from banks (Note 2) ........................   $ 20,467   $ 13,260
Federal funds sold (Note 3) .............................      1,500       --
Interest-bearing deposits with banks ....................         25         40
Investment securities available for sale (Note 4) .......     32,254     32,694
Investment securities held to maturity (Market
 value of $31,580 in 1998 and $29,638 in 1997) (Note 5)..     31,712     29,666
Loans held for sale .....................................      2,026        807
Loans (Note 6) ..........................................     71,440     56,947
Less: Reserve for possible loan losses (Note 7) .........      1,415        825
                                                            --------   --------
Net loans ...............................................     70,025     56,122
                                                            --------   --------
Premises and equipment (Note 8) .........................      3,308      3,192
Accrued interest receivable .............................      1,110      1,112
Other real estate owned .................................        590        385
Other assets  (Note 14) .................................      1,884      1,590
                                                            --------   --------
Total assets ............................................   $164,901   $138,868
                                                            ========   ========
Liabilities and Stockholders' Equity
Deposits: (Notes 2, 4, 5, and 9)
 Demand .................................................   $ 16,919   $ 24,789
 Savings ................................................     57,523     24,949
 Time ...................................................     63,501     69,979
                                                            --------   --------
Total deposits ..........................................    137,943    119,717
Short-term borrowings (Notes 6 and 10) ..................         18      4,213
Accrued expenses and other liabilities ..................      1,068      1,157
Long-term debt (Note 11) ................................     15,749      3,749
                                                            --------   --------
Total liabilities .......................................    154,778    128,836
Commitments and contingencies (Note 20)
Stockholders' equity (Note16):
 Preferred stock, no par value: Authorized 100,000
  shares (Note 15);
  Series A , issued and outstanding 8 shares in 1998 and
   1997 .................................................        200        200
  Series B , issued and outstanding 20 shares in 1998 and
   1997 .................................................        500        500
  Series C , issued and outstanding 108 shares in 1998 and
   1997 .................................................         27         27
  Series D , issued and outstanding 3,280 shares in 1998 and
   1997 .................................................        820        820
 Common stock, par value $10: Authorized 400,000 shares;
  118,780 shares issued in 1998 and 114,980 shares issued in
   1997, ................................................      1,188      1,150
  118,221 shares outstanding in 1998 and 114,141 shares
   outstanding in 1997
 Surplus ................................................        938        901
 Retained earnings ......................................      6,442      6,497
 Accumulated other comprehensive income (loss) ..........         25        (38)
 Treasury stock, at cost - 559 shares in 1998 and 839 shares
  in 1997 ...............................................        (17)       (25)
                                                            --------   --------
Total stockholders' equity ..............................     10,123     10,032
                                                            --------   --------
Total liabilities and stockholders' equity ..............   $164,901   $138,868
                                                            ========   ========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Income
                                                       Year Ended December 31,
                                                      =========================
Dollars in thousands,
 except per share data                                  1998      1997    1996
===============================================================================
Interest income
Interest and fees on loans ...................   $  5,282   $  5,247   $  4,804
Interest on Federal funds sold and securities
 purchased under agreements to resell .......        653        439        317
Interest on other short-term investments ....       --           39        215
Interest on deposits with banks .............          4          3          5
Interest and dividends on investment securities:
 Taxable .....................................     3,390      3,718      3,577
 Tax-exempt ..................................       226        125        116
                                                --------   --------   --------
Total interest income ........................     9,555      9,571      9,034
                                                --------   --------   --------
Interest expense
Interest on deposits (Note 9) ................     3,775      3,927      3,514
Interest on short-term borrowings ............       159        202        189
Interest on long-term debt ...................       664        201         99
                                                --------   --------   --------
Total interest expense .......................     4,598      4,330      3,802
                                                --------   --------   --------
Net interest income ..........................     4,957      5,241      5,232
Provision for possible loan losses (Note 7) ..     1,016        159         91
                                                --------   --------   --------
Net interest income after provision
 for possible loan losses ....................     3,941      5,082      5,141
                                                --------   --------   --------
Other operating income
Service charges on deposit accounts ..........       668        604        592
Other income (Notes 12 and 14) ...............       642        577        548
Net (losses) gains on sales of investment securities
 (Notes 4 and 5) .............................       (13)        18          7
                                                --------   --------   --------
Total other operating income .................     1,297      1,199      1,147
                                                --------   --------   --------
Other operating expenses
Salaries and other employee benefits (Note 15)     2,644      2,615      2,628
Occupancy expense (Note 8) ...................       356        319        289
Equipment expense (Note 8) ...................       386        382        409
Other expenses (Note 12) .....................     1,613      1,314      1,513
                                                --------   --------   --------
Total other operating expenses ...............     4,999      4,630      4,839
                                                --------   --------   --------
Income before income tax expense .............       239      1,651      1,449
Income tax expense (Note 13) .................        13        582        504
                                                --------   --------   --------
Net income ...................................  $    226   $  1,069   $    945
                                                ========   ========   ========
Net income per common share  (Note 17)
Basic ........................................  $   1.25   $   8.98   $   8.31
Diluted ......................................      1.22       8.11       7.51
                                                ========   ========   ========
Basic average common shares outstanding ......   115,189    114,141    113,498
Diluted average common shares outstanding ....   129,039    127,991    127,348
                                                ========   ========   ========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
                                                                                                    Accumulated
                                                                                                      Other
                                                               Common            Preferred Retained Comprehensive Treasury
Dollars in thousands                                            Stock    Surplus   Stock   Earnings Income (Loss)  Stock     Total
===================================================================================================================================
Balance, December 31, 1995 .................................   $ 1,120   $   886   $   200   $ 4,856   $  (141)   $   (25)  $ 6,896
Comprehensive income:
 Net income ................................................      --        --        --         945      --         --         945
 Unrealized holding gains on securities
  arising during the period (net of tax of $14) ............      --        --        --        --          34       --
 Reclassification adjustment for gains
  included in net income (net of tax of $(3)) ..............      --        --        --        --          (4)      --
                                                                                                       -------
 Net unrealized holding gains on securities
  arising during the period (net of tax of $11) ............      --        --        --        --          30       --          30
                                                                                                                            -------
 Total comprehensive income ................................       975
Proceeds from issuance of common stock .....................        30        15      --        --        --         --          45
Proceeds from issuance of preferred stock ..................      --        --         527      --        --         --         527
Dividends paid on common stock .............................      --        --        --        (154)     --         --        (154)
Dividends paid on preferred stock ..........................      --        --        --          (2)     --         --          (2)
                                                               -------   -------   -------   -------   -------    -------   -------
Balance, December 31, 1996 .................................     1,150       901       727     5,645      (111)       (25)    8,287
Comprehensive income:
 Net income ................................................      --        --        --       1,069      --         --       1,069
 Unrealized holding gains on securities
  arising during the period (net of tax of $45) ............      --        --        --        --          84       --
 Reclassification adjustment for gains
  included in net income (net of tax of $(7)) ..............      --        --        --        --         (11)      --
                                                                                                       -------
 Net unrealized holding gains on securities
  arising during the period (net of tax of $38) ............      --        --        --        --          73       --          73
                                                                                                                            -------
 Total comprehensive income ................................     1,142
Proceeds from issuance of preferred stock ..................      --        --         820      --        --         --         820
Dividends paid on common stock .............................      --        --        --        (173)     --         --        (173)
Dividends paid on preferred stock ..........................      --        --        --         (44)     --         --         (44)
                                                               -------   -------   -------   -------   -------    -------   -------
Balance, December 31, 1997 .................................     1,150       901     1,547     6,497       (38)       (25)   10,032
Comprehensive income:
 Net income ................................................      --        --        --         226      --         --         226
 Unrealized holding gains on securities
  arising during the period (net of tax of $16) ............      --        --        --        --          55       --
 Reclassification adjustment for losses
  included in net income (net of tax of $5) ................      --        --        --        --           8       --
                                                                                                       -------
 Net unrealized holding gains on securities
  arising during the period (net of tax of $21) ............      --        --        --        --          63       --          63
                                                                                                                            -------
 Total comprehensive income ................................       289
Proceeds from issuance of common stock .....................        38        37      --        --        --            8        83
Dividends paid on common stock .............................      --        --        --        (199)     --         --        (199)
Dividends paid on preferred stock ..........................      --        --        --         (82)     --         --         (82)
                                                               -------   -------   -------   -------   -------    -------   -------
Balance, December 31, 1998 .................................   $ 1,188   $   938   $ 1,547   $ 6,442   $    25    $   (17)  $10,123
                                                               =======   =======   =======   =======   =======    =======   =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows
                                                     Year Ended December 31,
                                              ==================================

In thousands                                        1998      1997        1996
================================================================================
Operating activities
Net income ...................................   $    226   $  1,069   $    945
Adjustments to reconcile net income to net cash
 from operating activities:
 Depreciation and amortization ..................     376        367        339
 Provision  for possible loan losses ............   1,016        159         91
 Premium amortization, net of discount accretion
  on investment securities ......................      73         12        (15)
 Net losses (gains) on sales and calls of
  investment securities .........................      13        (18)        (7)
 Gains on loans held for sale ...................     (64)       (57)      (170)
Loans originated for sale .......................  (2,307)    (1,611)    (3,776)
Proceeds from sales and principal payments from
 loans held for sale ............................   1,152      1,152      4,210
Decrease (increase) in accrued interest receivable      2        (33)      (123)
Deferred income tax  benefit ....................    (409)      (112)       (53)
Increase in other assets ........................    (343)    (1,135)        (4)
Increase (decrease)  in accrued expenses and other
 liabilities ....................................     327     (2,525)     2,702
                                                 --------   --------    --------
Net cash provided by (used in) operating activities    62     (2,732)     4,139
                                                 --------   --------    --------
Investing activities
Decrease (increase) in loans, net ...............     361         48     (8,805)
Purchases of loans .............................. (15,665)      --       (4,035)
Decrease in interest-bearing deposits with banks       15         34        247
Proceeds from maturities of investment securities
 available for sale, including sales, principal
 payments and early redemptions .................  18,882     41,011     20,917
Proceeds from maturities of investment securities
 held to maturity, including principal payments
 and early redemptions ..........................  18,255      3,718      4,643
Purchases of investment securities available for
 sale ........................................... (18,472)   (42,570)   (21,221)
Purchases of investment securities held to
 maturity ....................................... (20,252)    (3,529)   (10,025)
Decrease in other real estate owned, net ........     180        336       --
Purchases of premises and equipment .............    (492)      (227)    (1,382)
                                                 --------   --------    --------
Net cash used in investing activities ........... (17,188)    (1,179)   (19,661)
                                                 --------   --------    --------
Financing activities
Deposits assumed in branch acquisitions .........    --         --        7,661
Increase in deposits ............................  18,226      3,863      7,304
(Decrease) increase in short-term borrowings ....  (4,195)      (962)     1,514
Proceeds from issuance of long-term debt ........  12,000      2,000       --
Proceeds from issuance of common stock ..........      83       --           45
Proceeds from issuance of preferred stock .......    --          820        527
Dividends paid on preferred stock ...............     (82)       (44)        (2)
Dividends paid on common stock ..................    (199)      (173)      (154)
                                                 --------   --------    --------
Net cash provided by financing activities .......  25,833      5,504     16,895
                                                 --------   --------    --------
Net increase in cash and cash equivalents .......   8,707      1,593      1,373
Cash and cash equivalents at beginning of year ..  13,260     11,667     10,294
                                                 --------   --------    --------
Cash and cash equivalents at end of year ........$ 21,967   $ 13,260   $ 11,667
                                                 ========   ========   ========
Cash paid during the year:
Interest ........................................$  4,173   $  4,321   $  3,960
Income taxes ....................................     539        538    (335.00)
Supplemental schedule for noncash investing
 activities:
Real estate acquired in settlement of loans .....     385         49    (460.00)

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

Cash and cash equivalents
For purposes of the presentation of the Statement of Cash Flows, Cash and cash equivalents includes Cash and due from banks and Federal funds sold.

Federal Home Loan Bank of New York
The Bank, as a member of Federal Home Loan Bank of New York "FHLB", is required to hold shares of capital stock of the FHLB based on a specified formula. The FHLB stock is carried at cost and is included in investment securities available for sale.

Investment securities held to maturity and investment securities available for sale
Investment securities are designated as held to maturity or available for sale at the time of acquisition. Securities that the Corporation has the intent and ability at the time of purchase to hold until maturity are designated as held to maturity. Investment securities held to maturity are stated at cost and adjusted for amortization of premiums and accretion of discount to the earlier of maturity or call date using the level yield method.

Securities to be held for indefinite periods of time but not intended to be held until maturity or on a long-term basis are classified as investment securities available for sale. Securities held for indefinite periods of time include securities that the Corporation intends to use as part of its interest rate sensitivity management strategy and that may be sold in response to changes in interest rates, resultant risk and other factors. Investment securities available for sale are reported at fair market value, with unrealized gains and losses, net of deferred tax reported as a component of accumulated other comprehensive income, which is included in stockholders' equity. Gains and losses realized from the sales of securities available for sale are determined using the specific identification method.

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

A reserve for OREO has been established through charges to "Other expenses" to maintain properties at the lower of cost or fair value less estimated cost to sell.

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

Net income per common share
Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures.

Comprehensive income
In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Bank adopted SFAS 130 in 1998 and included required disclosures in the Statement of Changes in Stockholders' Equity.

Reclassifications
Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements in order to conform with the 1998 presentation. Note 2 Cash and due from banks The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $800,000 in 1998 and $662,000 in 1997.

At December 31, 1998, Cash and due from banks and savings deposits included a $15.9 million nonrecurring municipal deposit, which was withdrawn on January 4, 1999.

                                       24
Cash and due from banks and demand deposits at December 31, 1997 included an $8 million nonrecurring deposit made by an agency of the U.S Government which was withdrawn on January 2, 1998. The source of this deposit was a check drawn on a financial institution that was located out of the Bank's Federal Reserve district.

Note 3 Federal funds sold and securities purchased under agreements to resell Federal funds sold averaged $11.7 million during 1998 and $7.8 million in 1997, while the maximum balance outstanding at any month-end during 1998, 1997 and 1996 was $30.5 million, $7.3 million and $11.6 million, respectively. During 1998 and 1997, securities purchased under agreements to resell averaged $537,000 and $27,000 respectively. There were no such transactions outstanding at any month-end during 1998, 1997 or 1996. The aforementioned repurchase agreements were collateralized by U.S.
Treasury  securities  held for the  benefit of the Bank at the  Federal  Reserve
Bank.

Note 4   Investment securities available for sale
The amortized cost and market values at December 31 of investment securities available for sale were as follows:
                                     Gross      Gross
                          Amortized Unrealized Unrealized Market
1998 In thousands           Cost      Gains      Losses    Value
-------------------------  -------- ---------  --------- --------
U.S. Treasury securities
 and obligations of U.S.
 government agencies       $ 5,605   $    92    $     -  $ 5,697
Obligations of states and
 political subdivisions      2,747        84          -    2,831
Other securities:
 Mortgage-backed
  securities                19,997        63        288   19,772
 Other debt securities       2,688        70         14    2,744
 Equity securities           1,177        40          7    1,210
-------------------------  -------- ---------  --------- --------
Total                      $32,214   $   349    $   309  $32,254
-------------------------  -------- ---------  --------- --------
                                     Gross      Gross
                          Amortized Unrealized Unrealized Market
1997 In thousands           Cost      Gains      Losses    Value
-------------------------  -------- ---------  --------- --------
U.S. Treasury securities
 and obligations of U.S.
 government agencies       $10,432  $     75    $    56  $10,451
Obligations of state and
 political subdivisions      2,251        11         13    2,249
Other securities:
 Mortgage-backed
  securities                18,620       144        178   18,586
 Other debt securities         262         -          -      262
 Equity securities           1,143         3          -    1,146
-------------------------  -------- ---------  --------- --------
Total                      $32,708  $   233     $   247  $32,694
-------------------------  -------- ---------  --------- --------

The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 1998 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                            Amortized   Market
In thousands                                   Cost     Value
------------------------------------------- --------- ---------
Due within one year:
  U.S. Treasury securities and obligations
    of U.S. government agencies             $  1,666  $  1,674
  Mortgage-backed securities                      52        53
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                3,007     3,040
  Mortgage-backed securities                   2,649     2,633
Due after five years but within ten years:
  Mortgage-backed securities                   3,486     3,486
  Other debt securities                          260       260
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                  932       983
  Mortgage-backed securities                  13,810    13,600
  Obligations of state and political
    subdivisions                               2,747     2,831
  Other debt securities                        2,428     2,484
------------------------------------------- --------- ---------
Total debt securities                         31,037    31,044
Equity securities                              1,177     1,210
------------------------------------------- --------- ---------
Total                                        $32,214   $32,254
------------------------------------------- --------- ---------

                                       25
Sales of investment securities available for sale totalled $3.9 million in 1998, $3.7 million in 1997 and none in 1996.

Interest  and  dividends  on  investment  securities  available  for sale was as follows:
In thousands                      1998       1997      1996
------------------------------- ---------- --------- ----------
Taxable                          $ 1,760    $ 1,999   $ 1,949
Tax-exempt                           116          9         -
------------------------------- ---------- --------- ----------
Total                            $ 1,876    $ 2,008   $ 1,949
------------------------------- ---------- --------- ----------

Investment securities available for sale with an amortized cost of $23,689,000 were pledged to secure public funds at December 31, 1998.

Note 5   Investment securities held to maturity
The book and market values as of December 31 of investment securities held to maturity were as follows:
                                    Gross     Gross
                           Book   Unrealized Unrealized  Market
1998 In thousands         Value     Gains     Losses    Value
----------------------- --------- --------- --------- ---------
U.S. Treasury securities
  and obligations of U.S.
  government agencies    $22,125  $     56   $   143   $22,038
Obligations of state and
  political subdivisions   2,414        60         -     2,474
Other securities:
  Mortgage-backed          7,173         4       109     7,068
----------------------- --------- --------- --------- ---------
Total                    $31,712   $   120   $   252   $31,580
----------------------- --------- --------- --------- ---------

                                  Gross       Gross
                           Book   Unrealized Unrealized  Market
1997 In thousands         Value     Gains     Losses    Value
----------------------- --------- --------- --------- ---------
U.S. Treasury securities
  and obligations of U.S.
  government agencies    $16,835  $     84 $     101   $16,818
Obligations of state and
  political subdivisions   2,536        16         9     2,543
Other securities:
  Mortgage-backed         10,295        61        79    10,277
----------------------- --------- --------- --------- ---------
Total                    $29,666  $    161  $    189   $29,638
----------------------- --------- --------- --------- ---------

At December 31, 1998, the Corporation held structured notes with a total amortized cost of $2,750,000 and a related market value of $2,725,000, reflecting gross unrealized depreciation of $25,000. Comparable amounts as of a year earlier were $2,750,000, $2,667,000 and $83,000, respectively.

The book value and the market value of investment securities held to maturity presented below as of December 31, 1998 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.
                                              Book      Market
In thousands                                  Value     Value
------------------------------------------ ---------- ---------
Due within one year:
  U.S. Treasury and obligations of
    U.S. government agencies               $  1,144   $  1,144
  Mortgage-backed securities                    521        523
  Obligations of state and political
    subdivisions                                 99        101
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies               3,750      3,732
  Mortgage-backed securities                  3,800      3,788
  Obligations of state and political
   subdivisions                               2,315      2,373
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies               7,231      7,237
  Mortgage-backed securities                    891        892
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies              10,000      9,925
  Mortgage-backed securities                  1,961      1,865
------------------------------------------ ---------- ---------
Total                                       $31,712    $31,580
------------------------------------------ ---------- ---------

There were no sales of securities held to maturity in 1998 or 1997.

Interest and dividends on investment securities held to maturity was as follows:
In thousands                    1998        1997       1996
----------------------------- ---------- ----------- ----------
Taxable                         $ 1,630    $ 1,719      $1,628
Tax-exempt                          110        116         116
----------------------------- ---------- ----------- ----------
Total                           $ 1,740    $ 1,835      $1,744
----------------------------- ---------- ----------- ----------

Investment securities held to maturity with a book value of $16,920,000 were pledged to secure public funds at December 31, 1998.

Note 6                                        Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31, were as follows:
In thousands                          1998           1997
-------------------------------- --------------- --------------
Commercial                            $22,591         $18,988
Real estate                            48,274          37,521
Installment                               841             750
-------------------------------- --------------- --------------
Total loans                            71,706          57,529
Less: Unearned income                     266             312
-------------------------------- --------------- --------------
Loans                                 $71,440         $56,947
-------------------------------- --------------- --------------

Loans guaranteed by the Small Business Administration totalling $2,154,000 were pledged as collateral for borrowings under a note issued to the U.S. Treasury Department at December 31, 1998.

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans and troubled debt restructurings were as follows:
In thousands                               1998        1997
---------------------------------------- ---------- -----------
Nonaccrual loans                           $ 1,455    $ 1,166
Loans with interest or principal 90
  days or more past due and still accruing     341        230
---------------------------------------- ---------- -----------
Total nonperforming loans                    1,796      1,396
Troubled debt restructurings                 1,261      1,261
---------------------------------------- ---------- -----------
Total nonperforming loans
  and troubled debt restructurings         $ 3,057    $ 2,657
---------------------------------------- ---------- -----------

The effect of nonaccrual loans on income before taxes is presented below.
In thousands                    1998       1997        1996
---------------------------- ----------- ---------- -----------
Interest income foregone     $      (81) $      (67)  $    (61)
Interest income received            104         101        106
---------------------------- ----------- ---------- -----------
                             $       23   $      34   $     45
---------------------------- ----------- ---------- -----------

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The defendants have responded alleging CNB records regarding these transactions are in error and in fact CNB is liable to the defendants for amounts due as a result of these errors and for damages incurred by the defendants as a result of CNB's collection efforts. The amount of the defendants' counterclaim has not been quantified.

This litigation is in the midst of discovery. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment, cannot be predicted in any meaningful way at this stage.

CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is also too early to determine the amount CNB will ultimately recover, if any, under these insurance policies.

Based on an evaluation of the information currently available, the Bank has provided an $805,000 addition to the reserve for possible loan losses. $405,000 was charged off during the fourth quarter and the remaining balance of $400,000 is included in nonaccrual commercial loans at December 31, 1998 and also represented the only impaired loan at December 31, 1998. This loan had a related specific reserve of $400,000.

The average balance of impaired loans during 1998 was $569,000 and there were no impaired loans during 1997.

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

Prior to becoming 90 days past due, the terms of the loan were modified to continue interest only payments for a specified period of time, during which the loan performed in accordance with the modified terms. In October 1998, the loan terms were again modified to extend the amortization period from five to thirty years and reduce the maturity from July 1, 2003 to July 1, 1999.

While payments are being made for the revised amount, they are consistently paid subsequent to their due date. The loan is secured by a leasehold mortgage on the financed property and the borrower's principals have provided joint and several personal guarantees.

In addition, a $100,000 working capital loan drawn down under a credit line secured by receivables was originated in July, 1997. No principal amortization is currently required. While the working capital loan is currently performing in accordance with its original terms, at December 31, 1998, the interest payment was thirty days past due.

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 1998, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

Note 7   Reserve for possible loan losses
Transactions in the reserve for possible loan losses are summarized as follows:
In thousands                      1998       1997      1996
------------------------------- ---------- --------- ----------
Balance, January 1               $   825    $   750   $   650
Provision for possible loan
 losses                            1,016        159        91
Recoveries of loans
 previously charged off              153         74       107
------------------------------- ---------- --------- ----------
                                   1,994        983       848
Less: Charge-offs                    579        158        98
------------------------------- ---------- --------- ----------
Balance, December 31             $ 1,415    $   825   $   750
------------------------------- ---------- --------- ----------

Note 8   Premises and equipment
A summary of premises and equipment at December 31 follows:
In thousands                                    1998     1997
---------------------------------------------- -------- -------
Land                                           $  274   $  274
Premises                                        1,035    1,035
Furniture and equipment                         2,007    1,778
Building improvements                           2,132    1,900
---------------------------------------------- -------- -------
Total cost                                      5,448    4,987
Less: Accumulated depreciation and amortization 2,140    1,795
---------------------------------------------- -------- -------
Total premises and equipment                   $3,308   $3,192
---------------------------------------------- -------- -------

Depreciation  and  amortization   expense  charged  to  operations  amounted  to
$376,000, $367,000, and $339,000 in 1998, 1997, and 1996, respectively.

Note 9   Deposits
Deposits at December 31 are presented below.
In thousands                               1998        1997
---------------------------------------- ---------- -----------
Noninterest bearing:
  Demand                                 $  16,919  $  24,789
  Savings                                      469        469
  Time                                       1,918     10,635
---------------------------------------- ---------- -----------
Total noninterest bearing deposits          19,306     35,893
---------------------------------------- ---------- -----------
Interest bearing:
  Savings                                   57,054     24,480
  Time                                      61,583     59,344
---------------------------------------- ---------- -----------
Total interest bearing deposits            118,637     83,824
---------------------------------------- ---------- -----------
Total deposits                           $ 137,943  $ 119,717
---------------------------------------- ---------- -----------

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:
In thousands                                1998       1997
----------------------------------------- ---------- ----------
Three months or less                       $ 36,885   $ 40,701
Over three months but within six months       2,339      5,315
Over six months but within twelve months      2,857      2,956
Over twelve months                              841      2,037
----------------------------------------- ---------- ----------
Total deposits                             $ 42,922   $ 51,009
----------------------------------------- ---------- ----------

Interest expense on certificates of deposits of $100,000 or more was $1,974,000, $2,369,000 and $1,850,000 in 1998, 1997 and 1996, respectively.

Note 10  Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.
                              Average
                              Interest         Average  Maximum
                              Rate on  Average Interest Balance
                      Decem-   Decem-  Balance   Rate   at any
                      ber 31   ber 31  During   During  Month-
Dollars in thousands  Balance Balance the Year the Year   End
-------------------- -------- ------- -------- ------- --------
1998
Federal funds purchased and securities
  sold under repurchase
  agreements           $    -      -%   $   23   5.76%  $    -
Demand note issued
 to the U.S. Treasury      18   4.12     3,045   5.19    6,000
---------------------- ------- -------- ------- ------- -------
Total                  $    18  4.12%   $3,068   5.19%  $6,000
---------------------- ------- -------- ------- ------- -------
1997
Federal funds purchased and securities
 sold under repurchase
 agreements            $  800    6.75%  $   92   5.47%  $  800
Demand note issued
 to the U.S. Treasury   3,413   5.27     3,717   5.30    8,000
---------------------- ------- -------- ------- ------- -------
Total                  $4,213   5.57%   $3,809   5.30%  $8,800
---------------------- ------- -------- ------- ------- -------

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $10,171,000, along with loans guaranteed by the Small Business Administration totalling $2,154,000.

Note 11 Long-term debt
Long-term debt at December 31 is summarized as follows:
In thousands                                 1998       1997
------------------------------------------ ---------- ---------
FHLB convertible advances due from
  August 28, 2000 through April 7, 2008      $14,000   $ 2,000
5.25% capital note, due December 28, 2005      1,500     1,500
8.00% mandatory convertible debentures,
  due July 1, 2003                              249        249
------------------------------------------ ---------- ---------
Total                                        $15,749   $ 3,749
------------------------------------------ ---------- ---------

                                       29
Interest is payable quarterly on most of the FHLB advances. $12 million of the advances are callable at various dates from April 6, 1999 to April 7, 2003. The advances bear interest rates ranging from 5.00% to 5.93% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.

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

Note 12  Other operating income and expenses
The following table presents the major items of other operating income and expenses:
In thousands                           1998    1997     1996
------------------------------------- ------- -------- --------
Other operating income
Agency fees on commercial loans       $  255   $ 253    $ 221
Other operating expenses
Audit fees                               119      79       86
Legal fees                               163      81       73
FDIC deposit insurance                    22       -      141
Stationery and supplies expense          100      88      141
Data processing                          144     125      157
------------------------------------- ------- -------- --------
Note 13  Income taxes
The components of income tax expense are as follows:
In thousands                               1998   1997    1996
----------------------------------------- ------ ------- ------
Current expense
Federal                                   $ 399  $ 581   $ 476
State                                        23    113      81
----------------------------------------- ------ ------- ------
Total current income tax expense            422    694     557
----------------------------------------- ------ ------- ------
Deferred
Federal                                    (364)   (90)    (45)
State                                       (45)   (22)     (8)
----------------------------------------- ------ ------- ------
Total deferred income tax benefit          (409)  (112)    (53)
----------------------------------------- ------ ------- ------
Total income tax expense                  $  13  $ 582   $ 504
----------------------------------------- ------ ------- ------

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:
In thousands                              1998    1997   1996
---------------------------------------- ------- ------ -------
Federal income tax at statutory rate      $  81   $ 561  $ 493
Increase (decrease) in income tax
  expense resulting from:
 State income taxes, net of federal benefit (15)     60     48
 Tax-exempt income                          (66)    (43)   (39)
 Life insurance                             (13)    (15)   (10)
 Change in valuation allowance               23      (7)     -
 Other, net                                   3      26     12
---------------------------------------- ------- ------ -------
Total income tax expense                  $  13   $ 582  $ 504
---------------------------------------- ------- ------ -------

                                       30
The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:
In thousands                               1998        1997
---------------------------------------- ---------- -----------
Deferred tax assets
Unrealized loss on investment securities
 available for sale                         $    -    $     6
Reserve for possible loan losses               163          -
Reserve for other real estate owned             14         12
Deferred compensation                           93         60
Other                                           34         32
---------------------------------------- ---------- -----------
Total deferred tax assets                      304        110
Less: Valuation allowance                       23          -
---------------------------------------- ---------- -----------
Deferred tax asset                             281        110
---------------------------------------- ---------- -----------
Deferred tax liabilities
Unrealized gains on investment securities
 available for sale                             15          -
Reserve for possible loan losses                 -        243
Premises and equipment                          31         20
Investment securities held to maturity           3          3
---------------------------------------- ---------- -----------
Deferred tax liability                          49        266
---------------------------------------- ---------- -----------
Net deferred tax asset (liability)          $  232    $  (156)
---------------------------------------- ---------- -----------

The net deferred asset (liability) represents the anticipated federal and state tax asset to be realized or liability to be incurred in future years upon the utilization of the underlying tax attributes comprising this balance. Management believes, based upon estimates of future taxable earnings, that more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets, net of deferred valuation allowance, although there can be no assurance about the level of future earnings.

Note 14  Benefit plans
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 25% of the first 4% of participant salaries along with a 1% discretionary contribution, subject to a vesting schedule. Contribution expense amounted to $52,000 in 1998, $49,000 in 1997 and $55,000 in 1996.

Bonus plan
The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 1998, 1997 and 1996 amounted to $68,000 $119,000, and $90,000, respectively.

Nonqualified benefit plans
During 1997, the Bank established a supplemental executive retirement plan ("SERP"), which provides a post employment supplemental retirement benefit to certain key executive officers. SERP expense was $39,000 in 1998 and $26,000 in 1997. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $17,000 in 1998, $19,000 in 1997 and $10,000 in 1996.

Benefits under both plans will be funded through a bank-owned life insurance policy, the cash surrender value of which is included in "Other assets" and totalled $1.5 million and $1.3 million at December 31, 1998 and 1997, respectively. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $85,000 in 1998, $72,000 in 1997 and $3,000 in 1996, while the related life insurance expense was $40,000 in 1998, $28,000 in 1997 and $7,000 in 1996.

Stock options
No stock options were issued in 1998. During 1997, the Corporation issued 5,700 stock options at an exercise price of $20, which represented the fair market value of the stock on the date of the grant. Under Accounting Principles Board Opinion No. 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of the grant. Had compensation expense been recorded for stock options granted as determined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, net income would have been reduced by $2,000 in 1998 and 1997, which would have decreased the reported basic and diluted earnings per share by $.02 in both years.

The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 8.75%, expected volatility of 15%, risk-free interest rate of 6% and estimated option life of three years. The fair value of the options was $1.08 per share. The options vest equally over three years. Note 15 Preferred stock

                                       31
The Corporation is authorized to issue noncumulative perpetual preferred stock in one or more series, with no par value. Shares of preferred stock have preference over the Corporation's common stock with respect to the payment of dividends. Different series of preferred stock may have different stated or liquidation values as well as different rates. Dividends are paid annually.

Set forth below is a summary of the Corporation's preferred stock issued and outstanding.

            Date  Dividend Stated  Number        December 31,
          Issued    Rate   Value  of Shares      1998      1997
---------- ------ -------- ------- ------- ----------- ----------
Series A   12/96   6.00%   $25,000      8   $  200,000 $  200,000
Series B    3/96   8.00     25,000     20      500,000    500,000
Series C    2/96   8.00        250    108       27,000     27,000
Series D    6/97   6.50        250  3,280      820,000    820,000
---------- ------ -------- ------- ------- ----------- ----------
                                            $1,547,000 $1,547,000
---------- ------ -------- ------- ------- ----------- ----------
Note 16  Restrictions on subsidiary bank dividends
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net
income,  capital  requirements,   financial  condition,  alternative  investment
options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time.

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

Under this limitation, the Bank could declare dividends in 1998 without prior OCC approval of up to $862,000 plus the current year's net profit up to the date of the declaration, subject to the restrictive covenants under long-term debt agreements included in Note 11.

Note 17  Net income per common share
The following table presents the computation of net income per common share.
In thousands, except per share data   1998     1997     1996
------------------------------------ -------- -------- --------
Net income                            $  226  $ 1,069   $  945
Dividends paid on preferred stock        (82)     (44)      (2)
------------------------------------ -------- -------- --------
Net income applicable to basic
  common shares                          144    1,025      943
Interest expense on convertible
  subordinated debentures, net of
  income taxes                            13       13       13
------------------------------------ -------- -------- --------
Net income applicable to diluted
  common shares                       $  157  $ 1,038   $  956
------------------------------------ -------- -------- --------
Number of average common shares
Basic                                115,189  114,141  113,498
------------------------------------ -------- -------- --------
Diluted:
 Average common shares outstanding   115,189  114,141  113,498
 Average common shares converted from
  convertible subordinate debentures  13,850   13,850   13,850
------------------------------------ -------- -------- --------
                                     129,039  127,991  127,348
------------------------------------ -------- -------- --------
Net income per common share
Basic                                 $ 1.25   $ 8.98   $ 8.31
Diluted                                 1.22     8.11     7.51

The stock options outstanding are not included as common stock equivalents in the diluted net income per share calculation because they are antidilutive.

Note 18  Related party transactions
Certain directors of the Corporation and its subsidiary, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 1998 and 1997. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $304,000 and $336,000 at December 31, 1998 and 1997, respectively. The highest amount of such indebtedness during 1998 was $336,000 and in 1997 amounted to $357,000. During 1998, no new loans were made and paydowns totalled $32,000.

Note 19  Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 1998 and 1997.

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

Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 1998 and 1997. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 1998 and 1997.

The following table presents the carrying amounts and fair values of financial instruments at December 31:
                                1998              1997
                            Carrying   Fair   Carrying   Fair
In thousands                 Value    Value    Value    Value
--------------------------- --------- ------- -------- --------
Financial assets
Cash and other short-term
 investments               $ 21,992  $ 21,992 $ 13,300 $ 13,300
Investment securities AFS    32,254    32,254   32,694   32,694
Investment securities HTM    31,712    31,580   29,666   29,638
Loans                        70,025    70,907   56,122   58,607
Loans held for sale           2,026     2,026      807      807

Financial liabilities
Deposits                   $137,943  $138,598 $119,717 $117,965
Short-term borrowings            18        18    4,213    4,213
Long-term debt               15,749    16,555    3,749    3,726
--------------------------- --------- ------- -------- --------

Note 20  Commitments and contingencies
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

Note 21  Financial instruments with off-balance sheet risk
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, commitments to extend standby letters of credit, and could involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

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

At December 31,1998 and 1997 the Bank had mortgage commitments of $7,731,000 and $7,187,000, unused corporate lines of credit of $30,569,000 and $23,100,000, and $10,000 and $257,000 of other loan commitments, respectively.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

Note 22  Parent Company Information
Condensed financial statements of the parent company only are presented below.

Condensed Balance Sheet
                                           December 31,
In thousands                              1998        1997
-------------------------------------- ----------- ------------
Assets
Cash and cash equivalents              $        9  $       21
Investment securities held to maturity        244         100
Investment securities available for sale      779         773
Investment in subsidiary                   10,598      10,627
Due from subsidiary                           249         249
Other assets                                   20          20
-------------------------------------- ----------- ------------
Total assets                           $   11,899  $   11,790
-------------------------------------- ----------- ------------
Liabilities and stockholders' equity
Other liabilities                      $       27  $        9
Long-term debt                              1,749       1,749
-------------------------------------- ----------- ------------
Total liabilities                           1,776       1,758
Stockholders' equity                       10,123      10,032
-------------------------------------- ----------- ------------
Total liabilities and stockholders'
  equity                               $   11,899  $   11,790
-------------------------------------- ----------- ------------

                                       34
Condensed Statement of Income
                                       Year Ended December 31,
------------------------------------ -------- -------- --------
In thousands                          1998     1997     1996
------------------------------------ -------- -------- --------
Income
Interest income                      $    52  $    29  $     -
Dividends from subsidiary                340      271      194
Interest from subsidiary                  20       20       20
------------------------------------ -------- -------- --------
Total income                             412      320      214
------------------------------------ -------- -------- --------
Expenses
Interest expense                          99       99       99
Other operating expenses                   4        1        7
Net losses on sales of investment
  securities                             (27)       -        -
------------------------------------ -------- -------- --------
Income tax benefit                       (19)     (12)     (34)
------------------------------------ -------- -------- --------
Total expenses                           111       88       72
------------------------------------ -------- -------- --------
Income before equity in undistributed
  (loss) income of subsidiary            301      232      142
Equity in undistributed (loss) income
  of subsidiary                          (75)     837      803
------------------------------------ -------- -------- --------
Net income                           $   226   $1,069  $   945
------------------------------------ -------- -------- --------
Condensed Statement of Cash Flows
                                       Year Ended December 31,
In thousands                             1998     1997    1996
--------------------------------------- -------- ------- --------
Operating activities
Net income                              $   226  $ 1,069  $  945
Adjustments to reconcile net income
 to cash used in operating activities:
 Premium amortization on investment
  securities                                  2        -       -
 Net losses on sales of investment
  securities available for sale              27        -       -
 Equity in undistributed loss (income)
  of subsidiary                              75     (837)   (803)
Decrease (increase) in other assets           -       25     (34)
Increase (decrease) in other liabilities     18       (1)      -
--------------------------------------- -------- ------- --------
Net cash provided by operating activities   348      256     108
--------------------------------------- -------- ------- --------
Investing activities
Proceeds from sales of investment
  securities available for sale             416        -       -
Proceeds from maturities of investment
  securities held to maturity               111        -       -
Purchases of investment securities
  available for sale                       (433)    (764)      -
Purchases of investment securities
  held to maturity                         (256)    (100)      -
Capital contribution to subsidiary            -        -    (500)
--------------------------------------- -------- ------- --------
Net cash used in investing activities      (162)    (864)   (500)
--------------------------------------- -------- ------- --------
Financing activities
Proceeds from issuance of common stock       83        -      45
Proceeds from issuance of preferred stock     -      820     527
Dividends paid                             (281)    (217)   (156)
--------------------------------------- -------- ------- --------
Net cash (used in) provided by
 financing activities                      (198)     603     416
--------------------------------------- -------- ------- --------
(Decrease) increase in cash and
  cash equivalents                          (12)      (5)     24
Cash and cash equivalents at
  beginning of year                          21       26       2
--------------------------------------- -------- ------- --------
Cash and cash equivalents at end of year $    9  $    21 $    26
--------------------------------------- -------- ------- --------
Note 23  Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized
Bank:
 In thousands               FDIC Requirements
 --------------------------------------------------------------
                                   Minimum Capital   For Classification
                     Bank   Actual   Adequacy        as Well-Capitalized
                    Amount  Ratio   Amount   Ratio  Amount  Ratio
------------------ ------  ------- ------- ------- ------ -------
December 31, 1998
Leverage (Tier 1)
  capital          $10,552   7.42%  $5,687    4.00% $4,213   5.00%
Risk-based capital:
  Tier 1            10,552  12.52    3,371    4.00   5,056   6.00
  Total             11,859  14.07    6,741    8.00   8,426  10.00
December 31, 1997
Leverage (Tier1)
  capital          $10,617   7.90%  $5,375    4.00% $6,719   5.00%
Risk-based capital:
  Tier 1            10,617  17.17    2,473    4.00   3,709   6.00
  Total             11,639  18.83    4,846    8.00   6,182  10.00
------------------  ------ ------  ------- -------  ------ ------

Note 24   Summary of quarterly financial information (unaudited)
                                         1998
---------------------------- ------- -------- -------- --------
Dollars in thousands,        First   Second   Third    Fourth
  except per share data      Quarter Quarter  Quarter  Quarter
---------------------------- ------- -------- -------- --------
Interest income               $2,331  $2,414   $2,409   $2,401
Interest expense               1,097   1,165    1,176    1,160
---------------------------- ------- -------- -------- --------
Net interest income            1,234   1,249    1,233    1,241
Provision  for
  possible loan losses            38     459       46      473
Net gains (losses) on sales
  of investment securities         8       1       (4)     (18)
Other operating income           336     349      314      311
Other operating expenses       1,138   1,293    1,274    1,294
---------------------------- ------- -------- -------- --------
Income (loss) before
  income tax expense             402    (153)     223     (233)
Income tax expense
  (benefit)                      136     (85)      57      (95)
---------------------------- ------- -------- -------- --------
Net income (loss)             $  266  $  (68)  $  166   $ (138)
---------------------------- ------- -------- -------- --------
Net income (loss) per share-
  basic                       $ 1.61  $ (.60)  $ 1.45   $(1.17)
---------------------------- ------- -------- -------- --------
Net income (loss)per share-
  diluted                     $ 1.46  $ (.60)  $ 1.32   $(1.17)
---------------------------- ------- -------- -------- --------

                                        1997
--------------------------- -------- -------- -------- --------
Dollars in thousands,       First    Second   Third    Fourth
  except per share data     Quarter  Quarter  Quarter  Quarter
--------------------------- -------- -------- -------- --------
Interest income             $2,301    $2,432   $2,424   $2,414
Interest expense             1,005     1,126    1,120    1,079
--------------------------- -------- -------- -------- --------
Net interest income          1,296     1,306    1,304    1,335
Provision  credit for
  possible loan losses          27        23       (7)     116
Net gains (losses) on sales
  of investment securities      21        19      (21)      (1)
Other operating income         301       288      273      319
Other operating expenses     1,194     1,195    1,163    1,078
--------------------------- -------- -------- -------- --------
Income before income
  tax expense                   397      395      400      459
Income tax expense              144      143      145      150
--------------------------- -------- -------- -------- --------
Net income                  $   253   $  252   $  255   $  309
--------------------------  -------- -------- -------- --------
Net income per share-
  basic                     $  1.83   $ 2.21   $ 2.22   $ 2.72
--------------------------- -------- -------- -------- --------
Net income per share-
  diluted                   $  1.66   $ 1.99   $ 2.00   $ 2.46
--------------------------- -------- -------- -------- --------

                          Independent Auditors' Report


The Board of Directors and Stockholders
City National Bancshares Corporation:


We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Short Hills, New Jersey
February 12, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There were no changes in or disagreements with accounts during 1998.

Part III

Item 10.      Directors and Executive Officers of the Registrant
The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999.

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

         (3)(e) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit filed with the Corporation's Annual Report on Form 10-K dated July 10, 1997).

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

         (10)(d) Lease and Option Agreement dated May 6, 1994 by and between the Resolution Trust Corporation and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(d) to the Corporation's Quarterly Report on Form 10-Q for the year ended March 31, 1994).

         (10)(e)  Group Term Life Insurance Replacement Plan dated January 1,
                  1997.

         (10)(f) Salary Continuation Agreement dated January 1, 1997 among the Bank, the Corporation and Mr. Prezeau.

         (10)(g) Salary Continuation Agreement dated January 1, 1997 among the Bank, the Corporation and Mr. Weeks.

         (10)(h) Director Retirement Agreement dated January 1, 1997 among the Bank, the Corporation and Douglas E. Anderson.

         (11) Statement regarding computation of per share earnings. The required information is included on page 24.

         (13) Annual Report to security holders for the fiscal year ended December 31, 1998.

         (21) Subsidiaries of the registrant. The required information is included on page 1.

         (24)     Power of Attorney is located on the signature page.

         (27)     Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

By:   /s/ Louis E. Prezeau            By:   /s/ Edward R. Wright
      ------------------------              ---------------------------------
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

Signature                              Title                  Date


/s/ Douglas E. Anderson                Director               March 26, 1998
Douglas E. Anderson


/s/ Barbara Bell                       Director               March 26, 1998
Barbara Bell


/s/ Leon Ewing                         Director               March 26, 1998
Leon Ewing


/s/ Eugene Giscombe                    Director,              March 26, 1998
Eugene Giscombe                        Chairperson of the Board


/s/ Norman Jeffries                    Director               March 26, 1998
Norman Jeffries


/s/ Louis E. Prezeau                   Director,              March 26, 1998
Louis E. Prezeau                       President and Chief
                                       Executive Officer

/s/ Lemar C. Whigham                   Director               March 26, 1998
Lemar C. Whigham