Form 10-Q
period 1999-03-31
CITY NATIONAL BANCSHARES CORP
filed 1999-05-14
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

The aggregate market value of voting stock held by non affiliates of the Registrant as of May 13, 1999 was approximately $1,416,775.

There were 118,221 shares of common stock outstanding at May 13, 1999.

Index                                                                       Page

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 1999 and
         December 31, 1998 ....................................................3

         Consolidated Statement of Income for the Three Months Ended
         March 31, 1999 and  1998..............................................4

         Consolidated Statement of Changes in Stockholders' Equity for the Three
         Months Ended March 31, 1999 and 1998..................................5

         Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 1999 and 1998...............................................6

         Notes to Consolidated Financial Statements ...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................8

Part II. Other Information

Item 1. Legal proceedings.....................................................15

Item 6. Exhibits and Reports on Form 8-K......................................15

Signatures ...................................................................17

                                       2
CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Balance Sheet (Unaudited)
                                                          March 31, December 31,
Dollars in thousands, except per share data                 1998         1998
================================================================================
Assets
Cash and due from banks ..................................   $  2,748   $ 20,467
Federal funds sold .......................................     11,300      1,500
Interest bearing deposits with banks .....................         86         25
Investment securities available for sale .................     36,673     32,254
Investment securities held to maturity (Market
  value of $28,257 at March 31, 1999 and $31,580
  at March 31,1998 ) .....................................     28,669     31,712
Loans held for sale ......................................      1,191      2,026
Loans ....................................................     71,419     71,440
Less: Reserve for possible loan losses ...................      1,075      1,415
                                                             --------   --------
Net loans ................................................     70,344     70,025
                                                             --------   --------
Premises and equipment ...................................      3,237      3,308
Accrued interest receivable ..............................      1,196      1,110
Other real estate owned ..................................        531        590
Other assets .............................................      2,101      1,884
                                                             --------   --------
Total assets .............................................   $158,076   $164,901
                                                             ========   ========
Liabilities and Stockholders' Equity
Deposits:
  Demand .................................................   $ 22,136   $ 16,919
  Savings ................................................     48,275     57,523
  Time ...................................................     55,226     63,501
                                                             --------   --------
Total deposits ...........................................    125,637    137,943
Short-term borrowings ....................................      5,072         18
Accrued expenses and other liabilities ...................      1,623      1,068
Long-term debt ...........................................     15,749     15,749
                                                             --------   --------
Total liabilities ........................................    148,081    154,778
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value:
    Authorized 100,000 shares;
    Series A , issued and outstanding
      8 shares in 1999 and 1998 ..........................        200        200
    Series B , issued and outstanding
      20 shares in 1999 and 1998 .........................        500        500
    Series C , issued and outstanding
      108 shares in 1999 and 1998 ........................         27         27
    Series D , issued and outstanding
      3,280 shares in 1999 and 1998 ......................        820        820
  Common stock, par value $10: Authorized
    400,000 shares;
    118,780 shares issued in 1999 and 1998
    118,221 shares outstanding in 1999 and 1998 ..........      1,188      1,188
  Surplus ................................................        938        938
  Retained earnings ......................................      6,428      6,442
  Less:
    Accumulated other comprehensive (loss) income,
      net of tax .........................................        (89)        25
    Treasury stock, at cost - 559 shares in 1999 and 1998          17         17
                                                             --------   --------
Total stockholders' equity ...............................      9,995     10,123
                                                             --------   --------
Total liabilities and stockholders' equity ...............   $158,076   $164,901
                                                             ========   ========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Income (Unaudited)
                                                    Three months ended March 31,
Dollars in thousands, except per share data                  1999          1998
================================================================================
Interest income
Interest and fees on loans ...........................     $  1,512     $  1,281
Interest on Federal funds sold and securities
  purchased under agreements to resell ...............          102          136
Interest on other short-term investments
Interest on deposits with banks ......................            1            1
Interest and dividends on investment securities:
  Taxable ............................................          867          860
  Tax-exempt .........................................           58           53
                                                           --------     --------
Total interest income ................................        2,540        2,331
                                                           --------     --------
Interest expense
Interest on deposits .................................          914        1,000
Interest on short-term borrowings ....................           33           42
Interest on long-term debt ...........................          219           55
                                                           --------     --------
Total interest expense ...............................        1,166        1,097
                                                           --------     --------
Net interest income ..................................        1,374        1,234
Provision for possible loan losses ...................           43           38
                                                           --------     --------
Net interest income after provision
  for possible loan losses ...........................        1,331        1,196
                                                          --------     --------
Other operating income
Service charges on deposit accounts ..................          127          149
Other income .........................................          271          187
Net gain on sales of investment
  securities available for sale ......................           15            8
                                                           --------     --------
Total other operating income .........................          413          344
                                                           --------     --------
Other operating expenses
Salaries and other employee benefits .................          673          644
Occupancy expense ....................................          102           80
Equipment expense ....................................          100           88
Other expenses .......................................          404          326
                                                           --------     --------
Total other operating expenses .......................        1,279        1,138
                                                           --------     --------
Income before income tax expense .....................          465          402
Income tax expense ...................................          159          136
                                                           --------     --------
Net income ...........................................     $    306     $    266
                                                           ========     ========
Net income per share
Basic ................................................     $   1.68     $   1.64
Diluted ..............................................         1.53         1.46
                                                           ========     ========
Basic average common shares outstanding ..............      118,221      114,141
Diluted average common shares outstanding ............      132,071      127,991
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                                       4

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARY

Consolidated Statement of Changes
in Stockholders' Equity (Unaudited)
                                                                                                Accumulated
                                                                                                   Other
                                                   Common               Preferred    Retained   Comprehensive  Treasury
Dollars in thousands, except per share data         Stock    Surplus      Stock      Earnings   Income (Loss)    Stock       Total
====================================================================================================================================
Balance, December 31, 1997 ...................     $ 1,150     $   901     $ 1,547     $ 6,497     $   (38)     $   (25)    $10,032
Comprehensive income:
Net income ...................................        --          --          --           266        --           --           266
Unrealized gain on securities
  available for sale, net of tax .............        --          --          --          --            50         --            50
                                                                                                                            -------
  Total comprehensive income,
    net of tax ...............................        --          --          --          --          --           --           316
Dividends paid on preferred stock ............        --          --          --           (82)       --           --           (82)
Dividends paid on common stock ...............        --          --          --          (199)       --           --          (199)
                                                   -------     -------     -------     -------     -------      -------     -------
Balance, March 31, 1998 ......................     $ 1,150     $   901     $ 1,547     $ 6,482     $    12      $   (25)    $10,067
                                                   =======     =======     =======     =======     =======      =======     =======
Balance, December 31, 1998 ...................     $ 1,188     $   938     $ 1,547     $ 6,442     $    25      $   (17)    $10,123
Comprehensive income:
Net income ...................................        --          --          --           306        --           --           306
Unrealized loss on securities
  available for sale, net of tax .............        --          --          --          --          (114)        --          (114)
                                                                                                                            -------
  Total comprehensive income,
    net of tax ...............................        --          --          --          --          --           --           192
Dividends paid on preferred stock ............        --          --          --          (107)       --           --          (107)
Dividends paid on common stock ...............        --          --          --          (213)       --           --          (213)
                                                   -------     -------     -------     -------     -------      -------     -------
Balance, March 31, 1999 ......................     $ 1,188     $   938     $ 1,547     $ 6,428     $   (89)     $   (17)    $ 9,995
                                                   =======     =======     =======     =======     =======      =======     =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows (Unaudited)
                                                             Three Months Ended,
                                                                 March 31
                                                          ----------------------
In thousands                                                    1999       1998
================================================================================
Operating activities
Net income ...............................................    $   306   $   266
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization ..........................         98        86
  Provision for possible loan losses .....................         43        38
  Premium amortization (discount accretion)
    on investment securities .............................         26       (43)
  Net gains on sales and early redemptions of
    investment securities ................................        (15)       (8)
  Gains on loans held for sale ...........................        (21)      --
Loans originated for sale ................................        --       (353)
Proceeds from sales and principal payments
  from loans held for sale ...............................        592       --
(Increase) decrease in accrued interest receivable .......        (86)      106
Deferred income tax expense (benefit) ....................         19       (28)
Increase in other assets .................................       (217)     (287)
Increase  in accrued expenses and other liabilities ......        609       553
                                                              --------  --------
Net cash provided by operating activities ................      1,354       330
                                                              --------  --------
Investing activities
Increase in loans, net ...................................        (98)     (433)
Increase in interest bearing deposits with banks .........        (61)       (8)
Proceeds from maturities of investment securities
  available for sale, including sales, principal
  repayments and early redemptions .......................      2,857     3,088
Proceeds from maturities of investment securities
  held to maturity, including sales, principal
  repayments and early redemptions .......................      5,867     6,102
Purchases of investment securities available for sale ....     (7,469)   (1,678)
Purchases of investment securities held to maturity ......     (2,829)   (4,500)
Decrease in other real estate owned, net .................         59        49
Purchases of premises and equipment ......................        (27)      (78)
                                                              --------  --------
Net cash (used in) provided by  investing activities .....     (1,701)     2,542
                                                              --------  --------
Financing activities
Decrease in deposits .....................................    (12,306)   (5,799)
Increase in short-term borrowings ........................      5,054     1,787
Dividends paid on preferred stock ........................       (107)      (82)
Dividends paid on common stock ...........................       (213)     (199)
                                                              --------  --------
Net cash used in financing activities ....................     (7,572)   (4,293)
                                                              --------  --------
Net decrease in cash and cash equivalents ................     (7,919)   (1,421)
Cash and cash equivalents at beginning of period .........     21,967    13,260
                                                              --------  --------
Cash and cash equivalents at end of period ...............    $14,048   $11,839
                                                              ========  ========
Cash paid during the year:
Interest .................................................    $ 1,251   $   983
Income taxes .............................................         10       --

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
Notes to Consolidated Financial Statements (Unaudited)


1.  Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiary, City National Bank of New Jersey (the "Bank" or "CNB"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31,1999.

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

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income rose 15% in the first quarter of 1999 to $306,000 compared to $266,000 for the similar 1998 period. Related earnings per share on diluted basis increased to $1.53 from $1.46. Higher net interest income, which rose 11.4%, along with a 20% increase in non-interest income, were the primary reasons for the improved earnings.

Total assets declined from $164.9 million at the end of 1998 to $158.1 million at the end of the 1999 first quarter, reflecting the withdrawal of a nonrecurring $15.9 million municipal deposit received at the end of 1998. Average total assets rose 13.7% for the first quarter of 1999 compared to the 1998 first quarter, to $154.8 million from $136.2 million, reflecting higher loan volume and increased Federal Home Loan Bank advances.

Net interest income

In the first quarter of 1999, net interest income on a tax equivalent basis rose 11.3% from the same 1998 period, while the related net interest margins were 3.88% compared to 4.02%, representing a decrease of 14 basis points. The increased income resulted from higher levels of earning assets, while the lower interest margin was due to the continued pressures from a low interest rate environment.

Interest income on a tax equivalent basis rose 9% in the first quarter of 1999 compared to the first quarter of 1998 due to the additional earnings generated from the purchase of $15.6 million of loans at the end of 1998. Interest expense rose 6.3% between the same periods due to higher interest bearing liability levels. The average rate paid fell 25 basis points, from 4.11% to 3.86%, due to a lower cost of retail deposits.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.
                                                                    Three
                                                    Months

                                                Ended March 31,
                                    ----------------------------------------
(Dollars in thousands)                     1999                1998
----------------------------------------------------------------------------
Balance at beginning of period ...................         $1,415         $  825
Provision for possible loan losses ...............             43             38
Recoveries of previous charge-offs................             18             46
                                                           ------         ------
                                                            1,476            909
Less: Charge-offs                                             401             84
                                                           ------         ------
Balance at end of period .........................         $1,075         $  825
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

                                                March 31, December 31, March 31,
(Dollars in thousands)                            1999       1998          1998
--------------------------------------------------------------------------------
Reserve for possible loan losses as a percentage of:

Total loans ................................       1.51%       1.98%       1.32%

Total nonperforming loans ..................      74.76%      78.51%      62.31%

Total nonperforming assets
  (nonperforming loans and OREO) ...........      46.51%      53.78%      41.52%

Net charge-offs as a percentage
  of average loans (year-to-date) ..........        .53%       0.72%       0.02%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Nonaccrual loans include loans where principal or interest income is still being accrued. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans past due 90 days or more and accruing.

                                       March 31,     December 31,      March 31,
(Dollars in thousands)                    1999           1998             1998
--------------------------------------------------------------------------------

Nonaccrual loans
Commercial .....................          $  787          $1,148          $  827
Installment ....................               2               1              11
Real estate ....................             302             306             186
                                          ------          ------          ------
Total ..........................           1,091           1,455           1,024
                                          ------          ------          ------
Loans past due 90 days
  or more and still accruing
Commercial .....................            --              --                --
Installment
                                               3            --                --
Real estate ....................             344             341             300
                                          ------          ------          ------
Total ..........................             347             341             300
                                          ------          ------          ------
Total nonperforming loans ......           1,438           1,796           1,324
                                          ------          ------          ------
Troubled debt restructurings ...           1,261           1,261           1,261
                                          ------          ------          ------
Total loans and troubled
  debt restructurings ..........          $2,699          $3,057          $2,585
                                          ======          ======          ======

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The defendants have responded alleging CNB records regarding these transactions are in error and in fact CNB is liable to the defendants for amounts due as a result of these errors and for damages incurred by the defendants as a result of CNB's collection efforts. The amount of the defendants' counterclaim has not been quantified. This litigation is in the midst of discovery. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is also too early to determine the amount CNB will ultimately recover, if any, under these insurance policies.

Based on an evaluation of the information currently available, the Bank provided an $805,000 addition to the reserve for possible loan losses in 1998. $405,000 was charged off during the fourth quarter of 1998 and the remaining balance of $400,000 was charged-off in the first quarter of 1999, and represented the only impaired loan in 1999. The average balance of impaired loans during 1999 was $396,000.

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

In addition, a $100,000 working capital loan drawn down under a credit line secured by receivables was originated in July, 1997. No principal amortization is currently required. While the working capital loan is currently performing in accordance with its original terms, at March 31, 1999, the interest payment was thirty days past due.

Nonperforming assets are generally secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At March 31, 1999, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured.

Other operating income

Other operating income, including the results of investment securities transactions, rose 20% during the three months ended March 31, 1999 compared to the similar 1998 quarter, due primarily to the receipt of $51,000 from the U.S. Department of the Treasury, under its Bank Enterprise Award Program. This program provides financial incentives to banks making qualifying loans in distressed communities.

Other operating expenses

Other operating expenses rose 12.4% for the first quarter of 1999 to $1,279,000 from $1,138,000 in the first quarter of 1998, with the increase attributable primarily to the costs of operating a new branch opened during May, 1998. Also contributing to the increased costs were litigation costs related to an impaired loan and to higher expenses related to foreclosed properties.

Income tax expense

Income tax expense as a percentage of pretax income increased slightly, to 34.2% from 33.8% for the first quarter of 1999 compared to the first quarter of 1998.

Investment securities

Investment securities rose to $65.3 million at March 31, 1999 from $64 million at the end of 1998. Most of this increase occurred in the available for sale ("AFS") portfolio to provide greater flexibility in responding to changing interest rate conditions. Net gross unrealized losses in the AFS portfolio rose to $188,000 at March 31, 1999 from a net gross unrealized gain of $40,000 at 1998 year-end due to the effects of an increase in interest rates during the first quarter of 1999.

The held to maturity ("HTM") portfolio carried net gross unrealized losses of $412,000 at March 31, 1999 compared to $133,000 at December 31, 1998. This increase was also due to the higher interest rate environment and had a particularly negative impact on the Bank's $17.1 million portfolio of callable agency bonds, which had net gross unrealized losses of $319,000 compared to $62,000 at the end of 1998. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed by the issuer.

Management  believes  that  holding  the  callable  securities  will  not have a
significant   impact  upon  the   financial   condition  or  operations  of  the
Corporation.

Loans

Loans were relatively unchanged at March 31, 1999 compared to December 31, 1998, while loans held for sale declined from $2 million at December 31, 1998 to $1.2 million at March 31, 1999, reflecting an increase in loan sales during the 1998 first quarter, compared to the first three months of 1998 when no loans were sold. There were no loans originated for sale during the 1999 first quarter compared to $353,000 for the similar 1998 period.

Deposits

Total deposits declined to $125.6 million at March 31, 1999 from $137.9 million at the end of 1998, while average deposits rose 6%, to $124.9 million for the first quarter of 1999 from $117.8 million for the first quarter of 1998. Year-end 1998 included a $15.9 million nonrecurring municipal savings deposit, which was withdrawn shortly after year-end.

Average savings deposits rose for the first quarter of 1999 by 44.4% primarily due to higher municipal Super NOW account balances.

Time deposits averaged $59.1 million for the first quarter of 1999, 19.1% less than during the first quarter of 1998, reflecting management's decision during 1998 to reduce the Bank's dependency on expensive short-term, volatile municipal time deposits with Federal Home Loan Bank advances.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at March 31, 1999. These accounts are used for operating and short-term investment purposes. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

While total short-term borrowings increased from $18,000 at December 31, 1998 to $5.1 million at the end of the 1999 first quarter, the related average balances were $3 million for the first quarter of 1999 compared to $3.2 million for the 1998 first quarter, reflecting a slight reduction. These borrowings were comprised of U.S. Treasury tax and loan note option balances which maybe withdrawn at any time.

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

The major contribution during the first nine months of 1999 from operating activities to the Corporation's liquidity came from proceeds from sales and principal payments of loans held for sale, while an increase in other assets represented the highest use of cash.

Net cash used in investing activities was primarily the result of the purchase of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity.

The primary source of funds from financing activities resulted from an increase in short-term borrowings, while the highest use of cash in financing activities resulted from a decrease in deposits.

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

At March 31,1999, the Corporation had a cumulative one-year static gap of a negative $15.5 million, representing 9.84% of total assets. Utilizing a dynamic simulation model, management believes that this amount would not result in a significant change in net interest income should interest rates rise or fall up to 200 basis points, which is the maximum change that management uses to measure the Corporation's exposure to interest rate risk.

Capital

Stockholders' equity amounted to approximately $10 million at March 31, 1999 compared to $10.1 million at December 31, 1998. This slight decline resulted from the dividends paid in the first quarter of 1999. The Corporation pays its dividends annually rather than quarterly. Stockholders' equity as a percentage of total assets was 6.32% at March 31, 1999, compared to 6.14% at December 31, 1998.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At March 31, 1999, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 11.69% and 14.98%, respectively.

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

The cost of this Y2K compliance program related to system modifications is estimated to be $258,000, most of which represents capital expenditures that will be funded through operating cash flows. At March 31, 1999, most of these costs had been incurred or committed to, most of which are capital costs.

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

PART II Other information

Item 1. Legal proceedings

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The defendants have responded alleging CNB records regarding these transactions are in error and that CNB is liable to the defendants for amounts due as a result of these errors and for damages incurred by the defendants as a result of CNB's collection efforts. The amount of the defendants' counterclaim has not been quantified. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. This litigation is currently in the midst of discovery. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain.

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

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

(27) Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         May 13, 1999               ____________________
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)