Form 10-Q
period 1999-06-30
CITY NATIONAL BANCSHARES CORP
filed 1999-08-13
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 12, 1999 was approximately $1,570,850.

There were 119,571 shares of common stock outstanding at August 12, 1999.

                                       2
Index                                                                      Page

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 1999 and
         December 31, 1998 ...................................................3

         Consolidated Statement of Income for the Six Months Ended June 30, 1999 and 1998 and for the Three Months Ended June 30, 1999 and 1998..4

         Consolidated Statement of Changes in Stockholders' Equity for the Six
         Months Ended June 30, 1999 and 1998..................................5

         Consolidated Statement of Cash Flows for the Six Months Ended
         June 30, 1999 and 1998...............................................6

         Notes to Consolidated Financial Statements ..........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .........12

Part II. Other Information...................................................13

Item 1. Legal proceedings....................................................13

Item 4. Submission of matters to a vote of security holders..................13

Item 5.  Other Matters ......................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

Signatures ..................................................................14

                                       3
CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)
                                                           June 30, December 31,
Dollars in thousands, except per share data                   1999         1998
================================================================================
Assets
Cash and due from banks ...............................   $   2,774   $  20,467
Federal funds sold ....................................       9,060       1,500
Interest bearing deposits with banks ..................       2,322          25
Investment securities available for sale ..............      36,055      32,254
Investment securities held to maturity
  (Market value of $30,429 at June 30,
  1999 and $31,580 at December 31,1998) ...............      31,553      31,712
Loans held for sale ...................................       1,372       2,026
Loans .................................................      70,425      71,440
Less: Reserve for possible loan losses ................       1,200       1,415
                                                          ---------   ---------
Net loans .............................................      69,225      70,025
                                                          ---------   ---------
Premises and equipment ................................       3,282       3,308
Accrued interest receivable ...........................       1,204       1,110
Other real estate owned ...............................         529         590
Other assets ..........................................       1,995       1,884
                                                          ---------   ---------
Total assets ..........................................   $ 159,371   $ 164,901
                                                          =========   =========
Liabilities and Stockholders' Equity
Deposits:
  Demand ..............................................   $  20,569   $  16,919
  Savings .............................................      33,383      57,523
  Time ................................................      72,964      63,501
                                                          ---------   ---------
Total deposits ........................................     126,916     137,943
Short-term borrowings .................................       6,000          18
Accrued expenses and other liabilities ................         781       1,068
Long-term debt ........................................      15,749      15,749
                                                          ---------   ---------
Total liabilities .....................................     149,446     154,778

Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value: Authorized
    100,000 shares;
    Series A , issued and outstanding 8
      shares in 1999 and 1998 .........................         200         200
    Series B , issued and outstanding 20
      shares in 1999 and 1998 .........................         500         500
    Series C , issued and outstanding 108
      shares in 1999 and 1998 .........................          27          27
    Series D , issued and outstanding 3,208
      shares in 1999 and 1998 .........................         820         820
  Common stock, par value $10: Authorized
    400,000 shares; 118,780 shares issued in
    1999 and 1998, 118,221 shares outstanding
    in 1999 and 1998 ..................................       1,188       1,188
  Surplus .............................................         938         938
  Retained earnings ...................................       6,635       6,442
  Accumulated other comprehensive (loss)
    income, net of tax ................................        (366)         25
  Treasury stock, at cost - 559 shares in 1999 and 1998         (17)        (17)
                                                          ---------   ---------
Total stockholders' equity ............................       9,925      10,123
                                                          ---------   ---------
Total liabilities and stockholders' equity ............   $ 159,371   $ 164,901
                                                          =========   =========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
                                         Six months ended     Three months ended
Consolidated Statement of Income (Unaudited)  June 30,            June 30,
Dollars in thousands,                  -----------------------------------------
  except per share data                   1999      1998       1999       1998
================================================================================
Interest income
Interest and fees on loans ......... $   3,021  $   2,599  $   1,509  $   1,318
Interest on Federal funds sold
  and securities purchased under
  agreements to resell .............       175        314         73        178
Interest on other short term
  investments ......................        22       --         --          --
Interest on deposits with banks ....         2          1       --          --
Interest and dividends on
  investment securities:
  Taxable ..........................     1,791      1,724        924        864
  Tax-exempt .......................       114        107         56         54
                                     ---------  ---------  ---------  ---------
Total interest income ..............     5,125      4,745      2,562      2,414
                                     ---------  ---------  ---------  ---------
Interest expense
Interest on deposits ...............     1,871      1,926        957        926
Interest on short-term borrowings ..        66         96         33         54
Interest on long-term debt .........       438        240        219        185
                                     ---------  ---------  ---------  ---------
Total interest expense .............     2,375      2,262      1,209      1,165
                                     ---------  ---------  ---------  ---------
Net interest income ................     2,750      2,483      1,376      1,249
Provision for possible loan
  losses ...........................       184        497        141        459
                                     ---------  ---------  ---------  ---------
Net interest income after
  provision for possible loan
  losses ...........................     2,566      1,986      1,235        790
                                     ---------  ---------  ---------  ---------
Other operating income
Service charges on deposit accounts        276        319        149        170
Other income .......................       477        366        206        179
Net gain on sales of investment
  securities available for sale ....        15          9       --            1
                                     ---------  ---------  ---------  ---------
Total other operating income .......       768        694        355        350
                                     ---------  ---------  ---------  ---------
Other operating expenses
Salaries and other employee benefits     1,370      1,323        697        679
Occupancy expense ..................       199        168         97         88
Equipment expense ..................       206        183        106         95
Other expenses .....................       777        757        373        431
                                     ---------  ---------  ---------  ---------
Total other operating expenses .....     2,552      2,431      1,273      1,293
                                     ---------  ---------  ---------  ---------
Income (loss) before income tax
  expense ..........................       782        249        317       (153)
Income tax expense (benefit) .......       269         51        110        (85)
                                     =========  =========  =========  =========
Net income (loss) .................. $     513  $     198  $     207  $     (68)
                                     =========  =========  =========  =========
Net income (loss) per common share

Basic .............................. $    3.43  $    1.01  $    1.75  $    (.60)
Diluted ............................      3.12       0.93       1.59       (.60)
                                     =========  =========  =========  =========
Basic average common shares
  outstanding ......................   118,221    114,141    118,221    114,141
Diluted average common shares
  outstanding ......................   132,071    127,991    132,071    114,141
                                     =========  =========  =========  =========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
(Unaudited)

                                                                                                Accumulated
                                                                                                   Other
                                                        Common             Preferred   Retained Comprehensive  Treasury
Dollars in thousands, except per share data             Stock    Surplus     Stock     Earnings Income (Loss)    Stock       Total
====================================================================================================================================
Balance, December 31, 1997 ........................   $  1,150   $    901   $  1,547   $  6,497    $    (38)   $    (25)   $ 10,032
Comprehensive income:
Net income ........................................       --         --         --          198        --          --           198
Unrealized gain on securities
  available for sale, net of tax ..................       --         --         --         --            19        --            19
                                                      --------   --------   --------   --------    --------    --------    --------
  Total comprehensive income, net of tax ..........                                                                             217
Dividends paid on preferred stock .................       --         --         --          (82)       --          --           (82)
Dividends paid on common stock ....................       --         --         --         (199)       --          --          (199)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, June 30, 1998 ............................   $  1,150   $    901   $  1,547   $  6,414    $    (19)   $    (25)   $  9,968
                                                      ========   ========   ========   ========    ========    ========    ========

Balance, December 31, 1998 ........................   $  1,188   $    938   $  1,547   $  6,442    $     25    $    (17)   $ 10,123
Net income ........................................       --         --         --          513        --          --           513
Unrealized loss on securities
  available for sale, net of tax ..................       --         --         --         --          (391)       --          (391)
                                                      --------   --------   --------   --------    --------    --------    --------
  Total comprehensive income, net of tax ..........                                                                             122
Dividends paid on preferred stock .................       --         --         --         (107)       --          --          (107)
Dividends paid on common stock ....................       --         --         --         (213)       --          --          (213)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, June 30, 1999 ............................   $  1,188   $    938   $  1,547   $  6,635    $   (366)   $    (17)   $  9,925
                                                      ========   ========   ========   ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                                       6
CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)
                                                               Six Months Ended
                                                                    June 30,
                                                            --------------------
In thousands                                                   1999         1998
================================================================================
Operating activities
Net income .............................................   $    513    $    198
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization ........................        199         179
  Provision for possible loan losses ...................        184         497
  Premium amortization (discount accretion)
    on investment securities ...........................         38         (30)
  Net gains on sales and early redemptions
    of investment securities ...........................        (15)         (9)
  Gains on loans held for sale .........................        (21)       --
Loans originated for sale ..............................       (380)       (876)
Proceeds from sales of loans held for sale .............        762        --
(Increase) decrease in accrued interest
  receivable ...........................................        (94)         61
Deferred income tax benefit ............................        (12)        (12)
Increase in other assets ...............................       (111)       (240)
Decrease in accrued expenses and other
  liabilities ..........................................        (30)        (32)
                                                           --------    --------
Net cash provided by (used in) operating
  activities ...........................................      1,033        (264)
                                                           --------    --------
Investing activities
Decrease in loans ......................................        910         196
Increase in interest bearing deposits with banks .......     (2,297)       --
Proceeds from maturities of investment securities
  available for sale, including sales, principal
  payments and calls ...................................     11,692       7,308
Proceeds from maturities of investment securities
  held to maturity, including principal payments
  and calls ............................................      7,154       8,543
Purchases of investment securities available for sale ..    (16,143)     (5,329)
Purchases of investment securities held to maturity ....     (7,005)     (6,499)
Purchases of premises and equipment ....................       (173)       (369)
Decrease in other real estate owned, net ...............         61          49
                                                           --------    --------
Net cash (used in) provided by investing activities ....     (5,801)      3,899
                                                           --------    --------
Financing activities
Increase in long-term debt .............................       --        10,000
(Decrease) increase in deposits ........................    (11,027)      5,358
Increase in short-term borrowings ......................      5,982       1,787
Dividends paid on preferred stock ......................       (107)        (82)
Dividends paid on common stock .........................       (213)       (199)
                                                           --------    --------
Net cash (used in) provided by financing activities ....     (5,365)     16,864
                                                           --------    --------
Net (decrease) increase in cash and cash equivalents ...    (10,133)     20,499

Cash and cash equivalents at beginning of period .......     21,967      13,260
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 11,834    $ 33,759
                                                           ========    ========
Cash paid during the year:
Interest ...............................................   $  2,458    $  2,001
Income taxes ...........................................        339         424

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31,1999.

3. Net income per common share

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures.

                                       8
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations

Net income rose to $513,000 in the first half of 1999 from $198,000 for the similar 1998 period. Related earnings per share on a diluted basis increased to $3.12 from $.93. 1999 second quarter net income increased to $207,000 compared to a $68,000 net loss a year earlier. The earnings improvement in both periods resulted from increased net interest income along with a reduction in the provision for possible loan losses.

Total assets declined from $164.9 million at the end of 1998 to $159.4 million at June 30, 1999, reflecting the withdrawal of a nonrecurring $15.9 million municipal deposit received at the end of 1998. Average total assets rose 11.8% for the first half of 1999 compared to the 1998 first half, to $155.4 million from $139 million, due primarily to deposit growth.

Net interest income

In the first half of 1999, net interest income on a tax equivalent basis rose 10.6% from the same 1998 period, while the related net interest margins were 3.90% compared to 3.94%. The increased income resulted from higher levels of earning assets, while the lower interest margin was due to pressures from a lower interest rate environment. Net interest income on a tax equivalent basis rose 10.1% in the second quarter of 1999 compared to the second quarter of 1998, while the net interest margin in the 1999 second quarter increased slightly to 3.89% compared to 3.86% a year ago.

Interest income on a tax equivalent basis rose 8% in the first half of 1999 compared to the first half of 1998 due to the additional earnings generated from the purchase of $15.6 million of loans at the end of 1998. Interest expense rose 5% between the same periods due to higher interest-bearing liability levels. The average rate paid fell 24 basis points, from 4.12% to 3.88%, due to the lower interest rate environment.

Interest income on a tax equivalent basis increased 7% in the second quarter of 1999 compared to a year earlier, also primarily due to the income earned on the aforementioned loans. Interest expense rose 3.8% in the 1999 second quarter compared to a year earlier due to the increased levels of interest-bearing liabilities.

Provision and reserve for possible loan losses

Changes in the reserve for possible loan losses are set forth below.

                                              Six Months         Three Months
                                            Ended June 30,      Ended June 30,
(Dollars in thousands)                        1999      1998      1999      1998
--------------------------------------------------------------------------------
Balance at beginning of period .........    $1,415    $  825    $1,075    $  825
Provision for possible loan losses .....       184       497       141       459
Recoveries of previous charge-offs .....        28        53        17         7
                                            ------    ------    ------    ------
                                             1,627     1,375     1,233     1,291
Less: Charge-offs.......................       427       100        33        16
                                            ------    ------    ------    ------
Balance at end of period ...............    $1,200    $1,275    $1,200    $1,275
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
                                                June 30,  December 31,  June 30,
(Dollars in thousands)                           1999        1998         1998
--------------------------------------------------------------------------------
Reserve for possible loan losses as a percentage of:

Total loans ................................       1.70%       1.98%       2.26%

Total nonperforming loans ..................      75.76%      78.51%      53.04%

Total nonperforming assets
  (nonperforming loans and OREO) ...........      56.79%      53.78%      41.57%

Net charge-offs as a percentage
  of average loans (year-to-date) ..........        .55%        .72%        .08%

                                       9
Nonperforming loans

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

                                              June 30,   December 31,   June 30,
(Dollars in thousands)                          1999         1998         1998
--------------------------------------------------------------------------------
Nonaccrual loans
Commercial ..............................       $  834       $1,148       $1,489
Installment .............................         --              1            1
Real estate .............................          406          306          310
                                                ------       ------       ------
Total ...................................        1,240        1,455        1,800
                                                ------       ------       ------
Loans past due 90 days
  or more and still accruing
Commercial ..............................         --           --            230
Installment .............................         --           --           --
Real estate .............................          344          341          374
                                                ------       ------       ------
Total ...................................          344          341          604
                                                ------       ------       ------
Total nonperforming loans ...............        1,584        1,796        2,404
                                                ------       ------       ------
Troubled debt restructurings ............        1,261        1,261        1,261
                                                ------       ------       ------
Total loans and troubled
  debt restructurings ...................       $2,845       $3,057       $3,665
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

Based on an evaluation of the information currently available, the Bank provided an $805,000 addition to the reserve for possible loan losses in 1998. $405,000 was charged off during the fourth quarter of 1998 and the remaining balance of $400,000 was charged-off in the first quarter of 1999, and represented the only impaired loan in 1999 prior to its charge-off. The average balance of impaired loans during 1999 was $198,000.

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

Prior to becoming 90 days past due, the terms of the loan were modified to continue interest only payments for a specified period of time, during which the loan performed in accordance with the modified terms. The loan has been subsequently modified to extend the amortization period from five to thirty years and reduce the maturity from July 1, 2003 to August 1, 1999.

While payments are being made for the revised amount, they are consistently paid subsequent to their due date. The loan is secured by a leasehold mortgage on the financed property and the borrower's principals have provided joint and several personal guarantees.

In addition, a $100,000 working capital loan drawn down under a credit line secured by receivables was originated in July, 1997. No principal amortization is currently required. While the working capital loan is currently performing in accordance with its original terms, at June 30, 1999, the interest payment was thirty days past due.

                                       10
Nonperforming assets are generally secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At June 30, 1999, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured.

Other operating income

Other operating income, including the results of investment securities transactions, rose 10.7% during the six months ended June 30, 1999 compared to the similar 1998 half, due primarily to the receipt of $51,000 from the U.S. Department of the Treasury, under its Bank Enterprise Award Program. This program provides financial incentives to banks making qualifying loans in distressed communities. Other operating income for the 1999 second quarter was slightly higher than a year earlier.

Other operating expenses

Other operating expenses rose 5% in the first half of 1999 to $2,552,000 from $2,431,000 in the first half of 1998, with the increase attributable primarily to the costs of operating a new branch for six months during 1999 which was opened during May 1998. There was a slight decrease in second quarter 1999 total other operating expenses compared with the same quarter in the preceding year as the aforementioned costs of operating the new branch were offset by lower marketing expenses.

Income tax expense

Income tax expense as a percentage of pretax income rose to 34.3% from 20.5% for the first half of 1999 compared to the first half of 1998 due to tax-free interest income from municipal securities being a higher percentage of income before taxes in 1998. Investment securities

Investment securities available for sale ("AFS") rose to $36.1 million at June 30, 1999 from $32.3 million at the end of 1998. Most of this increase occurred in federal agency securities, which rose from $2.2 million at the end of 1998 to $27.9 million at June 30, 1999. Net gross unrealized losses in the AFS portfolio rose to $608,000 at June 30, 1999 from a net gross unrealized gain of $40,000 at 1998 year-end due to the effects of an increase in interest rates during the first half of 1999.

The held to maturity ("HTM") portfolio carried net gross unrealized losses of $1.1 million at June 30, 1999 compared to $133,000 at December 31, 1998. This increase was also due to the higher interest rate environment and had a particularly negative impact on the Bank's $19.5 million portfolio of callable agency bonds, which had net gross unrealized losses of $1.1 million compared to $62,000 at the end of 1998. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed by the issuer. However, at the time of purchase, they generally have a higher coupon rate than similar noncallable securities.

Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation and that favorable yield spreads compensate for this.

Loans

Loans declined by 1.4% at June 30, 1999 compared to December 31,1998, while loans held for sale decreased from $2 million at December 31, 1998 to $1.4 million at June 30,1999, reflecting an increase in loan sales during the 1999 first half, compared to the first six months of 1998 when no loans were sold.

Deposits

Total deposits declined to $126.9 million at June 30, 1999 from $137.9 million at the end of 1998, while average deposits rose 10.7%, to $125.6 million for the first half of 1999 from $115.3 million for the first half of 1998. Year-end 1998 included a $15.9 million nonrecurring municipal savings deposit, which was withdrawn shortly after year-end.

Average interest-bearing deposits rose for the first half of 1999 by 6.4% primarily due to higher municipal account balances as the Bank significantly expanded its municipal operating account relationships. Most of this growth occurred in Super Now accounts. Time deposits averaged $59.1 million for the first half of 1999, 6.5% less than during the first six months of 1998, reflecting management's decision during 1998 to reduce the Bank's dependency on expensive short-term, volatile municipal time deposits with Federal Home Loan Bank advances.

                                       11
The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 1999. These accounts are used for operating and short-term investment purposes. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

While total short-term borrowings increased from $18,000 at December 31, 1998 to $6 million at the end of the 1999 second quarter, the related average balances were $2.9 million for the first half of 1999 compared to $3.6 million for the 1998 first half, reflecting a slight reduction. These borrowings were comprised of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

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

The major contribution during the first six months of 1999 from operating activities to the Corporation's liquidity came from proceeds from sales and principal payments of loans held for sale, while loans originated for sale represented the highest use of cash.

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

Capital

Stockholders' equity amounted to $10.3 million at June 30, 1999 compared to $10.1 million at December 31, 1998. This slight increase resulted from the dividends paid in the first quarter of 1999. The Corporation pays its dividends annually rather than quarterly. Stockholders' equity as a percentage of total assets was 6.46% at June 30, 1999, compared to 6.14% at December 31, 1998.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At June 30, 1999, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 11.73% and 14.98%, respectively.

                                       12
Year 2000

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

All hardware and equipment not considered to be Y2K compliant has been replaced, or replacements are on order.

The cost of this Y2K compliance program related to system modifications is estimated to be $258,000, most of which represents capital expenditures that will be funded through operating cash flows. At June 30, 1999, most of these costs had been incurred, most of which were capital costs.

The Corporation has also initiated discussions with third parties, such as vendors, customers, governmental entities, and others, to attempt to obtain assurance that they have appropriate plans to be Y2K compliant. The Corporation has contacted its major depositors and borrowers in order to assess their Y2K readiness. Failure of the Corporation or third parties to correct Y2K issues could cause disruption of operations resulting in increased operating costs. In addition, to the extent customers' financial positions are weakened as a result of Y2K issues, credit quality could be adversely affected.

The Corporation is preparing contingency plans in the event of Y2K system failures, including the identification of alternative data processing methods and alternate sources of liquidity. Additionally, the Corporation has utilized the services of a third party to provide independent verification and validation of its Y2K concerns. However, since it cannot predict whether its vendors and customers will be successful in becoming Y2K compliant, it is developing detailed contingency plans to address the potential of a disruption of operations.

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

The cost of the project and the expected completion dates are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Substantially all of the work under this program, including testing of mission critical systems, has been completed.

Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of the Corporation's business, market risk consists primarily of its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on earnings. The principal objective in managing interest rate risk. Interest rate risk is to maximize net interest income within the acceptable levels of risk that have been established by policy. There are various strategies which may be used to reduce interest rate risk, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Corporation has no risk associated with off balance-sheet financial instruments.

Interest  rate  risk  is  monitored  through  the  use  of  simulation  modeling techniques, which apply alternative interest rate scenarios to periodic forecasts of changes in interest rates, projecting the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest rate environments.

                                       13
Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flows and maturities of all financial instruments, deposit sensitivity and changes in interest rates.

These assumptions are inherently uncertain, and as a result, these models cannot precisely estimate the effect that higher or lower rate environments will have on net interest income. Actual results may differ from simulated projections due to the timing, magnitude or frequency of interest rate changes, as well as changes in management's strategies.

Based on the results of the most current interest simulation model, if interest rates increased or decreased 100 basis points from current rates in an immediate and parallel shock, the Corporation would anticipate a decrease of $211,000 in net interest income and an increase of $45,000 in net interest income, respectively. The results do not represent a material change from the amounts previously reported as of December 31, 1998.

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

Item 4.  Submission of matters to a Vote of Security Holders

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 20, 1999. The stockholders voted upon the election of three persons, named in the proxy statement, to serve as directors of the Corporation for three years. All directors were elected at the Annual Meeting with the number of votes "For" and "Abstained" indicated. There were no votes "Against".


                                 Number of Votes

         Name                        For                             Abstained
Douglas E. Anderson                 74,615                              62
Eugene Giscombe                     74,615                              62
Louis E. Prezeau                    74,615                              62

The terms of the following  directors were continued  after the Annual  Meeting:
Leon Ewing, Barbara Bell Coleman, Norman Jeffries, and Lemar Whigham.

Stockholders also voted upon the ratification of the appointment of KMPG LLP as independent auditors for the fiscal year ended December 31, 1999. Stockholders voted 74,516 shares "For" the proposal, 5 shares "Against" and 156 shares "Abstained".

Item 5.  Other Matters

a) On March 23, 1999, the Board approved the declaration of a $1.80 per share dividend to common stockholders, payable on April 16, 1999 to stockholders of record on March 31, 1999.

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

                                       14
(3)(d) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3)(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

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

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         August 13, 1999            ____________________
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)