Form 10-K
period 1999-12-31
CITY NATIONAL BANCSHARES CORP
filed 2000-03-29
CIK 714980

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

       (Mark One)

       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1999
       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        For the transition period from to

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

                               Title of each class
                               -------------------
                      Common stock, par value $10 per share

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

Yes     X                                   No
   -------------

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 22, 2000 was approximately $1,555,450.

There were 120,130 shares of common stock outstanding at March 22, 2000.

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



                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents

                                                                           Page

                                     PART I

Item 1.  Business..............................................................3
Item 2.  Properties............................................................4
Item 3.  Legal Proceedings.....................................................5
Item 4.  Submission of Matters to a Vote of Security Holders...................5

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters...............................................................5
Item 6.  Selected Financial Data...............................................6
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................7 - 14
Item 8.  Financial Statements and Supplementary Data.....................15 - 29
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................30

                                    PART III

Item 10. Directors and Executive Officers of Registrant.......................30
Item 11. Executive Compensation...............................................30
Item 12. Security Ownership of Certain Beneficial Owners and Management.......30
Item 13. Certain Relationships and Related Transactions.......................30

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......30


Signatures....................................................................32






Part I

Item 1...Business

Description of business

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 1999, CNBC had consolidated total assets of $171.5 million, total deposits of $139.8 million and stockholders' equity of $9 million. Its only subsidiary is City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973. CNB has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB.

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

On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. If a bank holding company elects to become a financial holding company, it may file a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals. It also allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

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

Employees

On December 31, 1999, CNBC and its subsidiary had 69 full-time equivalent employees. Management considers relations with employees to be satisfactory.

Item 2.  Properties

The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. The Bank leases its Hackensack office from the Resolution Trust Corporation, for which no rent is payable for five years, until 1999, at which time the Bank will have the opportunity to purchase the property. The Bank owns the property where two of its other branch offices are located, and a third branch office is located in leased space.

Item 3.  Legal proceedings

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The defendants have responded alleging CNB records regarding these transactions are in error and that CNB is liable to the defendants for amounts due as a result of these errors and for damages incurred by the defendants as a result of CNB's collection efforts. The amount of the defendants' counterclaim has not been quantified. This litigation is in the midst of discovery. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is also too early to determine the amount CNB will ultimately recover, if any, under these insurance policies.

Item 4. Submission of matters to a vote of security holders During the fourth quarter of 1999, there were no matters submitted to stockholders for a vote.

Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders
Matters

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 1999.

Item 6.  Selected Financial Data

At March 22, 1999, the Corporation had 1,953 common stockholders of record.

On April 16, 1999, the Corporation paid a cash dividend of $1.80 per share to stockholders of record on March 31, 1999. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

Form 10-K

The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Raul L. Oseguera, Vice President, Stockholder Relations, 900 Broad Street, Newark, New Jersey, 07102.

Transfer Agent

First City Transfer Company
P.O. Box 170
Iselin, New Jersey  08830

Five-Year Summary

Dollars in thousands,
  except per share data          1999       1998      1997      1996      1995
----------------------------- ---------  --------- --------- --------- ---------
Year-end Balance Sheet data:
Total assets ................   $172,496  $164,901  $138,868  $134,951  $114,410
Gross loans .................     82,446    71,440    56,947    57,128    44,739
Reserve for loan losses .....      1,975     1,415       825       750       650
Investment securities .......     68,475     3,966    62,360    60,863    55,103
Total deposits ..............    139,837   137,943   119,717   115,854   100,889
Long-term debt ..............     16,225    15,749     3,749     1,749     1,749
Stockholders' equity ........      9,026    10,123    10,032     8,287     6,896
-----------------------------   --------  --------  --------  --------  --------
Income Statement data:
Interest income .............   $ 10,615  $  9,555  $  9,571  $  9,034  $  7,470
Interest expense ............      5,276     4,598     4,330     3,802     2,829
-----------------------------   --------  --------  --------  --------  --------
Net interest income .........      5,339     4,957     5,241     5,232     4,641
Provision for loan losses ...        906     1,016       159        91       486
-----------------------------   --------  --------  --------  --------  --------
Net interest income after
  provision for loan losses .      4,433     3,941     5,082     5,141     4,155
Other operating income ......      1,492     1,297     1,199     1,147     1,363
Other operating expenses ....      5,330     4,999     4,630     4,839     4,245
-----------------------------   --------  --------  --------  --------  --------
Income before income tax
  expense ...................        595       239     1,651     1,449     1,273
Income tax expense ..........        193        13       582       504       471
-----------------------------   --------  --------  --------  --------  --------
Net income ..................   $    402  $    226  $  1,069  $    945  $    802
-----------------------------   --------  --------  --------  --------  --------
Per common share data:
Net income per basic share ..   $   2.48  $   1.25  $   8.98  $   8.31  $   7.22
Net income per diluted share        2.34      1.22      8.11      7.51      6.51
Book value ..................      66.73     72.54     74.34     66.23     62.05
Dividends ...................       1.80      1.75      1.50      1.35      1.25
Basic average number of common
  shares outstanding ........    118,902   115,189   114,141   113,498   111,141
Diluted average number of common
  shares outstanding ........    131,402   129,039   127,991   127,348   124,991
Number of common shares
  outstanding at year-end ...    119,571   118,221   114,141   114,141   111,141

Financial ratios:
Return on average assets ....       .25%      .16%      .78%      .71%      .72%
Return on average common
  equity ...................       3.49      1.51     13.05     13.19     12.71
Stockholders' equity as a
  percentage of total assets       5.23      6.14      7.22      6.14      6.03
Dividend payout ratio ......      72.58    140.00     16.70     16.25     17.31
----------------------------    --------  --------  --------  --------  --------

Management's discussion and analysis of financial condition and results of operations Performance summary 1999 net income rose to $402,000 compared to $226,000 in 1998 due primarily to a $382,000 increase in net interest income. Related earnings per common share on a diluted basis increased to $2.34 from $1.22.

Total assets rose 15.8% to $172.5 million at 1999 year-end from $149 million a year earlier, after excluding a nonrecurring $15.9 million municipal savings deposit at December 31, 1998. Most of the asset growth occurred in loans, which grew 15.4%, and led to the increase in net interest income.

Investments

The investment securities available for sale ("AFS") portfolio rose 9.9%, to $35.5 million at December 31, 1999 from $32.3 million a year earlier, while the related gross unrealized loss increased to $1.2 million from an unrealized gain of $40,000, due to the increase in interest rates.

The major change within the portfolio occurred in the mortgaged-backed portfolio, which rose 30% from the end of 1998 to year-end 1999. $2.5 million of this growth came from the reinvestment of proceeds from the maturities of obligations of U.S. government agencies.

The investment securities held to maturity ("HTM") portfolio rose to $33 million at December 31, 1999 compared to $31.7 million a year earlier. Mortgage-backed securities declined 45.3% in 1999 due to prepayments.

At December 31, 1999, the Bank held structured notes with total book and related market values of $2,750,000 and $2,736,000. These structured notes consist of notes which are indexed to the ten-year U.S. Treasury interest rate. Accordingly, the value of these securities could fluctuate depending on interest rate movements. The notes mature in March, 2000.

Also, at December 31, 1999, the Bank held callable U.S. Government agency notes with a carrying value of $20 million, of which $19 million was included in the HTM portfolio. These notes are callable at par at various dates from 2000
through  March,  2001.  These  callable   securities  reflect  gross  unrealized
depreciation of $1.6 million, or more than half the depreciation in the entire investment portfolio. Favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature.

Management believes that holding either the structured notes or callable securities will not have a significant impact upon the financial condition or operations of the Corporation.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 1999 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

Investment Securities Available for Sale         Maturing After One  Maturing After Five
                               Maturing Within     Year But Within   Years But Within      Maturing After
                                  One Year           Five Years          Ten Years            Ten Years          Total      Total
Dollars in thousands           Amount    Yield     Amount     Yield     Amount   Yield      Amount     Yield    Amount      Yield
---------------------------- --------- --------- --------- ---------- --------- --------- --------- --------- ---------- ---------
U.S. Treasury securities      $ 2,004     5.56%  $    595      5.98%  $      -       -%   $      -         -% $  2,599       5.65%
U.S. Government agencies            -        -            -       -          -       -         594      5.98       594       5.98
Mortgage-backed securities      1,977     6.08      4,127      5.66        123    9.13      19,683      5.96    25,910       5.94
Obligations of state
  political and subdivisions(1)     -        -          -         -          -       -       2,280      7.90     2,280       7.90
Other debt securities               -        -          -         -        756    7.03       2,914      7.53     3,670       7.43
---------------------------- --------- --------- --------- ---------- --------- --------- --------- --------- ---------- ---------
Total amortized cost          $ 3,981     5.82%   $ 4,722      5.70%   $   879    7.32%    $25,471      6.31%  $35,053       6.20%
---------------------------- --------- --------- --------- ---------- --------- --------- --------- --------- ---------- ---------

(1) Includes $250,000 of nontax-exempt securities with a 7.60% yield.

Investment Securities Held to Maturity           Maturing After One   Maturing After Five
                               Maturing Within      Year But Within   Years But Within     Maturing After
                                  One Year           Five Years         Ten Years             Ten Years          Total      Total
Dollars in thousands           Amount    Yield     Amount     Yield     Amount   Yield      Amount     Yield    Amount      Yield
----------------------------- --------- --------- --------- ----------- --------- ------- ---------- --------- --------- ----------
U.S. Government agencies(1)   $ 2,750     5.17%  $      -         -%   $ 6,190    6.31%    $14,264      6.56%  $23,204       6.33%
Obligations of state and
  political subdivisions          350     6.85      1,962      6.82          -       -       1,048      7.77     3,360       7.12
Mortgage-backed securities        898     6.37      1,534      6.00          -       -       1,490      7.33     3,922       6.60
Other debt securities               -     -             -      -         2,031    7.95         500      9.75     2,531       8.31
----------------------------- -------- --------  --------- ---------- --------- --------- --------- --------- ---------- ----------
Total amortized cost          $ 3,998     5.59%   $ 3,496      6.46%   $ 8,221    6.72%    $17,302      6.79%  $33,017       6.59%
----------------------------- -------- --------  --------- ---------- --------- --------- --------- --------- ---------- ----------

(1) Includes $17.5 million of U.S. Government agency securities callable in 2000, all of which mature after five years.

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 1999. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio increased to 6.20% at December 31, 1999 from 5.95% at December 31, 1998, while the yield on the HTM portfolio increased to 6.59% at December 31, 1999 from 6.14% at December 31, 1998. 72.7% of the total portfolio matures after ten years, compared to 56.4% in 1998.


Consolidated Average Balance Sheet with Related Interest and Rates

                                                              1999                                      1998
-------------------------------------------------- ---------- ------------ -------------- ------ ---------- ---------- -----------
                                                    Average                   Average             Average               Average
Tax equivalent basis; dollars in thousands          Balance    Interest        Rate               Balance   Interest      Rate
-------------------------------------------------- ---------- ------------ -------------- ------ ---------- ---------- -----------
                                                                                                                            <C
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                      $  7,981  $     396       4.97%                $ 12,195  $     653      5.35%
  Interest-bearing deposits with banks                 1,771         76       4.27                       77          4      5.10
  Investment securities:
    Taxable 1                                         62,048      3,770       6.08                   55,401      3,390      6.12
    Tax-exempt                                         4,526        326       7.19                    4,761        342      7.20
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
    Total investment securities                       66,574      4,096       6.15                   60,162      3,732      6.20
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------

Loans 2,3:
    Commercial                                        25,138      1,889       7.51                   21,234      1,702      8.01
    Real estate                                       47,650      4,175       8.76                   37,224      3,502      9.41
    Installment                                          902         94      10.40                      772         78     10.14
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
    Total loans                                       73,690      6,158       8.36                   59,230      5,282      8.92
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
    Total interest earning assets                    150,016     10,726       7.15                  131,664      9,671      7.35
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Noninterest earning assets:
  Cash and due from banks                              4,451                                          3,670
  Gross unrealized loss on investment
    securities available for sale                       (483)                                           (18)
  Reserve for possible loan losses                    (1,336)                                        (1,104)
  Other assets                                         7,117                                          6,686
-------------------------------------------------- ---------- --------------- -------- ---------- ---------- ---------- -----------
  Total noninterest earning assets                     9,749                                          9,234
-------------------------------------------------- ---------- --------------- -------- ---------- ---------- ---------- -----------
Total assets                                        $159,765                                       $140,898
-------------------------------------------------- ---------- --------------- -------- ---------- ---------- ---------- -----------
Liabilities and stockholders' equity
Interest bearing liabilities:
  Savings deposits 4                                $ 40,597        791       1.95                 $ 34,619        728      2.10
  Time deposits 5                                     68,950      3,453       5.01                   61,887      3,047      4.92
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
  Total interest bearing deposits                    109,547      4,244       3.87                   96,506      3,775      3.91
  Short-term borrowings                                2,789        133       4.76                    3,068        159      5.19
  Long-term debt                                      15,989        899       5.62                   11,725        664      5.66
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
  Total interest bearing liabilities                 128,325      5,276       4.11                  111,299      4,598      4.13
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Noninterest bearing liabilities:
  Demand deposits                                     20,844                                         18,230
  Other liabilities                                      839                                          1,302
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
  Total noninterest bearing liabilities               21,683                                         19,532
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Stockholders' equity                                   9,757                                         10,067
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Total liabilities and stockholders' equity          $159,765                                       $140,898
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Net interest income (tax equivalent basis)                        5,450       3.04                               5,073      3.21
Tax equivalent basis adjustments 6                                 (111)                                          (116)
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Net interest income                                            $  5,339                                       $  4,957
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Average rate paid to fund interest earning assets                             3.52                                          3.49
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------
Net interest income as a percentage of
   interest earning assets (tax equivalent basis)                             3.63%                                         3.85%
-------------------------------------------------- ---------- --------------- ------------ ------ ---------- ---------- -----------

1 Includes  investment  securities  available  for sale and held to  maturity at amortized cost
2 Includes  nonperforming  loans 3 Includes loan fees of $149,000 and $151,000 in 1999 and 1998, respectively
4  Includes noninterest bearing deposits maintained by a state governmental agency of $369,000 in 1999 and $469,000 in 1998
5  Includes noninterest bearing deposits maintained by corporations and U.S. governmental agencies of $1,582,000 in 1999 and
   $5,920,000 in 1998
6  The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 1999 and 1998

The table below set forth, on a fully taxable basis, an analysis of the increase (decrease) in net interest income resulting from the specific components of income and expenses due to changes in volume and rate. Because of the numerous simultaneous balance and rate changes, it is not possible to precisely allocate such changes between balances and rates. Therefore, for purposes of this table, changes which are not due solely to balance and rate changes are allocated to rate

                                                      1999 Net Interest Income Increase         1998 Net Interest Income Increase
                                                       (Decrease) from 1998 due to                (Decrease) from 1997 due to
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
In thousands                                           Volume     Rate      Total                 Volume    Rate       Total
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Interest income
Loans:
  Commercial                                              $  313    $  (126)   $  187               $   158   $  (116)  $     42
  Real estate                                                981       (308)      673                   (43)       31        (12)
  Installment                                                 13          3        16                     4         1          5
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Total loans                                                1,307       (431)      876                   119       (84)        35
Taxable investment securities                                407        (27)      380                  (227)     (101)      (328)
Tax-exempt investment securities                             (16)         -       (16)                   67        86        153
Federal funds sold and securities
  purchased under agreements to resell                      (225)       (32)     (257)                  224       (10)       214
Other short-term investments                                   -          -         -                   (39)        -        (39)
Interest-bearing deposits with banks                          86        (14)       72                     1         -          1
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Total interest income                                      1,559       (504)    1,055                   145      (109)        36
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Interest expense
Savings deposits                                            (126)        63       (63)                  (62)        -        (62)
Time deposits                                               (347)       (59)     (406)                  432      (218)       214
Short-term borrowings                                         14         12        26                    39         4         43
Long-term debt                                              (241)         6      (235)                 (482)       19       (463)
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Total interest expense                                      (700)        22      (678)                  (73)     (195)      (268)
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------
Net interest income                                       $  859     $ (482)   $  377               $    72   $  (304)   $  (232)
------------------------------------------------------ ---------- --------- ---------- ---------- --------- ---------- ----------

Loans

Loans rose 15.4% to $82.4 million at December 31, 1999 compared to $71.4 million a year earlier. The increase resulted from a 32.8% increase in the real estate loan portfolio, most of which was commercial real estate.

Loans held for sale decreased to $405,000 million at December 31, 1999 from $2 million a year earlier. Loans sold totalled $571,000 in 1999 compared to $1.1 million in 1998, while gains on loan sales declined to $21,000 in 1999 from $64,000 in 1998. Additionally, $2.3 million of loans held for sale were transferred to the loan portfolio at the lower of cost or fair market value reflecting management's decision to increase the Bank's residential loan portfolio.

At December 31, 1999, loans to churches totalled $11 million, representing 13.3% of total loans outstanding and are included with real estate loans. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

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

While management believes that its loan portfolio is well secured and able to withstand a downturn in economic conditions, its effects will be carefully considered in making credit decisions in 2000.

Maturities and interest sensitivities of loans

Information pertaining to maturities and the sensitivity to changes in interest rates of loans at December 31, 1999 is presented below.


                                              One Year
                                 Due in One    Through    Due After
In thousands                    Year or Less  Five Years  Five Years    Total
----------------                 ------------- ---------- ---------- -----------
Commercial .................      $ 4,576      $ 6,965      $ 6,146      $17,687
Real estate:
  Construction .............        2,356         --           --          2,356
  Mortgage .................        2,860       20,607       38,113       61,580
Installment ................          188          178          457          823
----------------------------      -------      -------      -------      -------
Total ......................      $ 9,980      $27,750      $44,716      $82,446
----------------------------      -------      -------      -------      -------
Loans at fixed
  Interest rates ...........      $ 8,622      $12,057      $13,797      $34,476
Loans at variable
  Interest rates ...........        1,358       15,693       30,919       47,970
----------------------------      -------      -------      -------      -------
Total ......................      $ 9,980      $27,750      $44,716      $82,446
----------------------------      -------      -------      -------      -------

Summary of loan loss experience

Changes in the reserve for loan losses are summarized below.
Dollars in thousands                                    1999           1998
------------------------------------------------   -----------    ------------
Balance, January 1 .............................       $ 1,415         $   825
------------------------------------------------       -------         -------
Charge-offs:
  Commercial loans .............................           411             480
  Real estate loans ............................            68              83
  Installment loans ............................            24              16
------------------------------------------------       -------         -------
Total ..........................................           503             579
------------------------------------------------       -------         -------
Recoveries:
  Commercial loans .............................           137              40
  Real estate loans ............................             4             111
  Installment loans ............................            16               2
------------------------------------------------       -------         -------
Total ..........................................           157             153
------------------------------------------------       -------         -------
Net charge-offs ................................          (346)           (426)
Provision for  loan
  losses charged to operations .................           906           1,016
------------------------------------------------       -------         -------
Balance, December 31 ...........................       $ 1,975         $ 1,415
------------------------------------------------       -------         -------
Net charge-offs as a
  percentage of average loans ..................           .47%            .72%
Reserve for loan losses as a
  percentage of loans ..........................          2.40            1.98
Reserve for loan losses as a
  percentage of nonperforming loans ............         71.40           78.51
------------------------------------------------       -------         -------

The reserve for loan losses is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified.

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

The reserve represented 2.40% of total loans at December 31, 1999 compared to 1.98% a year earlier. Although the provision for loan losses decreased by $110,000 in 1999, it remained relatively high in order to maintain the reserve at a level to provide for the increase in nonaccrual loans.

Allocation of the reserve for loan losses

The reserve for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31:

                           1999                  1998
-------------------- -------------------- ---------------------
                                             Percentage            Percentage
                                               of Loan                of Loan
                                              Category               Category
                                              to Gross               to Gross
Dollars in thousands              Amount         Loans    Amount        Loans
------------------------------ ---------     ---------  --------    ----------
Commercial ...................    $1,492        21.41%    $  990        31.51%
Real estate ..................       386        77.60        408        67.32
Installment ..................        17          .99         15         1.17
Unallocated ..................        80        --             2         --
------------------------------    ------      -------      ------      ------
Total ........................    $1,975       100.00%    $1,415       100.00%
------------------------------    ------      ------      ------       ------

Most of the reserves at December 31, 1999 and December 31, 1998 were allocated to the commercial loan portfolio, reflecting the higher levels of nonperforming commercial loans at both dates. Reserve allocations are subject to change based on the levels of nonperforming loans in each segment of the portfolio. The minimum levels of reserves by internal loan classification are .25% for pass loans, 1% for special mention loans, 5% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio and totalled $80,000 at December 31, 1999 compared to $2,000 a year earlier.

Nonperforming assets

Information pertaining to nonperforming assets at December 31 is summarized below:

In thousands                                1999         1998
------------------------------------ ------------ -------------
Nonperforming loans
  Commercial                              $2,093       $1,148
  Real estate                                668          647
  Installment                                  5            1
------------------------------------ ------------ -------------
Total nonperforming loans                  2,766        1,796
Other real estate owned                      698          590
------------------------------------ ------------ -------------
Total                                     $3,464       $2,386
------------------------------------ ------------ -------------

Nonperforming commercial loans at December 31, 1999 includes two loans to one commercial borrower totalling $1.3 million that were considered total debt restructurings at December 31, 1998.

OREO is carried net of a $13,000 reserve at December 31, 1999 and $35,000 in 1998.

Deposits

Total deposits rose to $139.8 million at December 31, 1999 from $137.9 million a year earlier, while average deposits increased 13.7%, to $130.4 million in 1999 from $114.7 million in 1998. Year-end 1998 included a $15.9 million nonrecurring municipal savings deposit, which was withdrawn shortly after year-end.

Saving deposits declined to $34.7 million at December 31, 1999 from $57.5 million a year earlier due to the aforementioned nonrecurring deposit. Average savings accounts rose 17.3% in 1999 due to higher Super NOW account balances. Regular savings and money-market account growth was flat. The average rate paid on savings accounts declined by 15 basis points.

Time deposits averaged $69 million in 1999, 11.4% more than in 1998, reflecting an expansion of the Bank's municipal account relationships. The average rate paid rose nine basis points reflecting the higher costs associated with these relationships.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 1999.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Certain corporations and governmental agencies maintain noninterest-bearing savings accounts with the Bank as compensation for services performed. At December 31, 1999, such balances totalled $369,000.

Short-term borrowings

Short-term borrowings rose to $6 million at December 31, 1999 compared to $18,000 a year earlier due to a higher U.S. Treasury tax and loan note option account balance. These balances are subject to daily redemption and can fluctuate significantly. Average short-term borrowings declined to $2.8 million in 1999 from $3.1 in 1998 because of lower U.S. Treasury tax and loan note option account balances.

Long-term debt

Long-term debt rose $476,000 in 1999 due to the issuance of a $500,000 capital note during 1999.

Results of operations - 1999 compared with 1998
Net interest income is the principal source of the Corporation's earnings and represents the amounts by which the interest and fees earned on loans and other interest earning assets exceeds the interest paid on the funding sources used to finance those assets. An analysis of the components of net interest income is facilitated when the income from tax-exempt investment securities is adjusted to a taxable equivalent basis, placing tax-exempt assets on a comparable basis with taxable interest earning assets.

On a fully taxable equivalent ("FTE") basis, net interest income rose 7.8%, to $5.5 million in 1999 from $5.1 million in 1998, while the related net interest margin decreased to 3.63% from 3.85%. Average interest earning assets rose 13.9% in 1999, with most of this growth occurring in loans. The higher interest income levels were in part offset by increased interest expense resulting from both an increase in interest bearing liabilities and a higher cost of funds.

Interest income on a FTE basis rose 10.9% in 1999. Most of this increase resulted from higher income from the loan portfolio. A lower interest rate environment coupled with competitive pressures resulted in a lower yield during the year, which declined to 7.15% from 7.35%. Significant fluctuations occurred within the earning asset categories as proceeds from asset maturities and payments and deposit growth were allocated to longer-term higher earning assets.

Interest  income  from  Federal  funds sold  decreased  by 39.4%,  reflecting  a
reduction  in  the  related   average  asset  balance.   Interest   income  from
interest-bearing deposits with banks was higher due to higher volumes.

Income interest on taxable investment securities rose $380,000, or 11.2% in 1999 due to higher asset volume, offset by a slight reduction in the average rate by four basis points. Tax-exempt income was relatively unchanged as was the average rate, while the related average asset balance declined slightly.

The percentage increase in interest income from loans resulted from volume increases in all areas of the portfolio, as the average rate declined by 56 basis points. The commercial loan portfolio averaged 18.4% more in 1999, while the average real estate loan portfolio rose 28%. The average installment loan portfolio grew 16.8%, while the average rate also increased, reflecting growth in a new secured credit card product.

Overall, the yield on earning assets declined 20 basis points, to 7.15% from 7.35% due principally to the lower rate environment.

Interest expense totalled $5.3 million in 1999, an increase of 14.7% from 1998. This increase resulted primarily from higher interest-bearing deposit levels. The average rate paid on interest bearing liabilities declined by two basis points, to 4.11% compared to 4.13%, while the overall cost of funding interest earning assets rose three basis points. Interest expense on time deposits increased 13.3% due to a $7.1million increase in average time deposits. The average rate paid on time deposits rose nine basis points due to the high cost of municipal deposits.

Interest expense on long-term debt rose $235,000 in 1999 due primarily to higher levels of FHLB advances and the issuance of a $500,000 capital note, while the average rate paid declined by four basis points.

Other operating income rose 15% to $1,492,000 in 1999 from $1,297,000 in 1998. The primary reasons for the increase were higher loan syndication fees, which rose 20.8% to $308,000 from $255,000, $48,000 in loan referral fees received during 1999 as a result of a new residential loan referral relationship with a third-party lender and $52,000 received from the U.S. Treasury Department as an award for generating loans in certain lower-income areas made under the Bank Enterprise Award program. These increases were partially offset by lower money order fees due to the discontinuance of an agency relationship with a customer of the Bank who sold the Bank's money orders.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $5.3 million in 1999, a 6.6% increase compared to 1998. Higher salaries were the primary contributing factor to the increase.

Salary expense rose 6.7% due primarily to normal recurring merit increases, the operation of a branch opened in May, 1998 for a full year and the addition of staff. Employee benefits rose 9.7% due to the higher cost of providing employee health insurance.

Occupancy and equipment expense rose 11.5% due to the expenses of operating the aforementioned new branch, for a full year, along with increased costs associated with the acquisition of a building at another branch location which was previously being leased.

Other  expenses  rose  $73,000,   or  4.5%  in  1999  due  primarily  to  higher
professional expenses, which increased to $319,000 from $282,000 due primarily to work performed during 1999 in connection with a legal claim.

Income tax expense as a percentage of pre-tax income was 32.4% in 1999 compared to 5.4% in 1998. The increase resulted due to a state tax loss in 1998 that did not recur in 1999.

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

The major contribution during 1999 from operating activities to the Corporation's liquidity came from proceeds from sales of loans held for sale totalling $592,000, while loans originated for sale, amounting to $1.6 million, represented the primary use of cash.

Net cash used in investing activities was primarily used for the purchase of investment securities held to maturity, which totalled $21.2 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $16.8 million.

The primary sources of funds from financing activities resulted from an increase in deposits and short-term borrowings of $6 million.

Effects of inflation

Inflation, as measured by the CPI, rose to 2.7% in 1999 compared to 1.6% in 1998 and 2% in 1997.

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

It is the responsibility of the Asset/Liability Management Committee ("ALCO") to monitor and oversee the activities of interest rate sensitivity management and the protection of net interest income from fluctuations in interest rates.

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

The following table presents the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1999. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.

Interest Rate Sensitivity Analysis

                                                                    Expected Maturity
                                            ---------- ---------- ---------- --------- ---------- ---------- ----------
                                     Average
                                 Interest                                                                      Total      Fair
In thousands                     Rate (1)     2000       2001       2002       2003      2004     Thereafter  Balance     Value
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Interest sensitive assets
Federal funds sold                   5.34%     $5,400  $       -  $       -  $       - $       -  $       -  $   5,400   $  5,400
Interest bearing deposits
    with banks                       4.56           -      2,286          -          -         -          -      2,286      2,211
Investment securities available
    for sale:
  U.S. Treasury securities           5.11       2,007          -          -        595         -          -      2,602      2,588
  Obligations of U.S. government
    agencies                         6.00       1,974          -          -      1,114     3,013     20,400     26,501     25,627
  Obligations of state and
political subdivisions               8.08           -          -          -          -         -      2,280      2,280      2,211
  Other debt securities              7.72           -          -          -          -       756      2,914      3,670      3,507
  Equity securities                    -            -          -          -                    -      1,534      1,534      1,525
Investment securities held to
    maturity:
  Obligations of U.S. government
    agencies                         6.36       3,648        309          -        605       620     21,944     27,126     25,391
  Obligations of state and
political subdivisions               6.53         350      1,562        400-         -         -      1,048      3,360      3,327
Other debt securities                8.31           -          -          -          -         -      2,531      2,531      2,333
Loans net of unearned income:
  Commercial                         8.34       4,576      1,500      3,200      1,236     1,029      6,146     17,687     16,278
  Real estate                        8.77       5,216      3,471      3,501      6,893     6,742     38,113     63,936     63,453
  Installment                        9.81         188         80         80         14         4        457        823        808
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Loans held for sale                  8.50         405          -          -          -         -          -        405        405
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total interest sensitive assets      7.54%    $23,758   $  9,208   $  7,181   $ 10,457   $15,192    $97,915   $159,736   $154,658
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Interest sensitive liabilities
Deposits:
  SuperNOW accounts                  1.68%    $11,518  $       -  $       -  $       - $       -  $       -   $ 11,518   $ 11,518
  Money market accounts              4.02       5,937          -          -          -         -          -      5,937      5,937
  Regular savings                    1.97           -          -          -          -         -     17,264     17,264     17,264
  Time - less than $100,000          5.45      13,163        371        370         31    14,597      3,320     26,076     24,929
  Time -  $100,000 or more           5.34      57,526        156        311        106         -        318     58,417     58,303
Short-term borrowings                2.75       6,000          -          -          -         -          -      6,000      6,000
Long-term debt                       5.62       2,000        150      2,225        300         -     11,074     16,225     15,003
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total interest sensitive
liabilities                          4.52%    $94,357       $677   $  2,906  $     437   $14,597    $31,976   $141,437   $138,954
-------------------------------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------- ----------

(1) Tax equivalent basis; excludes equity securities.

Various assumptions are used to estimate fair values and expected maturities. The actual maturities of these instruments could vary substantially if future prepayments differ from estimated experience.

Capital

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice at December 31:

                            Consolidated        Bank Only
---------------------------------------------------------
                             December 31,      December 31,
Dollars in thousands         1999     1998     1999     1998
--------------------------- -------- -------- -------- --------
Total stockholders' equity  $ 9,026  $10,123  $10,083  $10,597
Net unrealized (gain) loss
on investment securities
    available for sale          679      (25)     664        1
Disallowed intangibles          (37)     (96)     (36)     (46)
--------------------------- -------- -------- -------- --------
Tier 1 capital                9,668   10,002   10,711   10,552
--------------------------- -------- -------- -------- --------
Qualifying long-term debt     2,225    1,749      249      249
Reserve for loan
    losses                    1,231    1,066    1,222    1,058
--------------------------- -------- -------- -------- --------
Tier 2 capital                3,456    2,815    1,471    1,307
--------------------------- -------- -------- -------- --------
Total capital               $13,124  $12,817  $12,182  $11,859
--------------------------- -------- -------- -------- --------
Risk-adjusted assets        $97,736  $84,942  $97,038  $84,263
Total assets                172,496  164,901  171,625  163,867
--------------------------- -------- -------- -------- --------
Risk-based capital ratios:
  Tier 1 capital to risk-
    adjusted assets            9.89%   11.83%   11.04%   12.52%
  Regulatory minimum           4.00     4.00     4.00     4.00
  Total capital to risk-
    adjusted assets           13.43    15.09    12.55    14.07
  Regulatory minimum           8.00     8.00     8.00     8.00
Leverage ratio                 5.68     7.02     6.32     7.42
Total stockholders' equity
to total assets                5.23     6.14     5.87     6.47
--------------------------- -------- -------- -------- --------

Results of operations - 1998 compared with 1997
Net interest income on a FTE basis decreased 4.4%, to $5.1 million in 1998 from $5.3 million in 1997, while the related net interest margin declined to 3.85% from 4.13%. Higher interest income levels were more than offset by increased interest expense resulting from both an increase in interest bearing liabilities and a higher cost of funds. Related earnings per common share on a diluted basis decreased to $1.22 from $8.11.

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

Interest expense on long-term debt rose to $664,000 in 1998 from $201,000 in 1997, due to FHLB advances incurred during 1998, while the average rate paid declined by 17 basis points. The average rate paid on interest bearing liabilities rose 21 basis points, to 4.13% compared to 3.92%, while the overall cost of funding interest earning assets rose 12 basis points.

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

Salaries and other employee benefits remained virtually unchanged in 1998, as did equipment expense. Occupancy expense rose 10.7% due to the expenses of operating a new branch.

Income tax expense as a percentage of pre-tax income was 5.4% in 1998 compared to 35.3% in 1997. The decrease resulted due to higher tax exempt income and a state tax loss in 1998.

Year 2000

The Bank completed its Year 2000 ("Y2K") upgrades to its computer hardware and software systems, resulting in a smooth transition for its computer systems over the 1999 year-end. The cost of implementing this Y2K compliance program related to system modifications was approximately $243,000, most of which were capital costs.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet

                                                              December 31,
                                                    ============================
Dollars in thousands, except per share data                 1999        1998
===============================================================================
Assets
Cash and due from banks (Note 2) ...................    $   6,209     $  20,467
Federal funds sold (Note 3) ........................        5,400         1,500
Interest-bearing deposits with banks ...............        2,286            25
Investment securities available for
  sale (Note 4) ....................................       35,458        32,254
Investment securities held to
  maturity (Market value of $31,051
  in 1999 and $31,580 in 1998) (Note 5) ............       33,017        31,712
Loans held for sale ................................          405         2,026
Loans (Note 6) .....................................       82,446        71,440
Less: Reserve for loan losses (Note 7) .............        1,975         1,415
                                                        ---------     ---------
Net loans ..........................................       80,471        70,025
                                                        ---------     ---------
Premises and equipment (Note 8) ....................        3,709         3,308
Accrued interest receivable ........................        1,295         1,110
Other real estate owned ............................          698           590
Other assets  (Notes 13 and 14) ....................        3,548         1,884
                                                        ---------     ---------
Total assets .......................................    $ 172,496     $ 164,901
                                                        =========     =========
Liabilities and Stockholders' Equity

Deposits: (Notes 2, 4, 5, and 9)
  Demand ...........................................    $  20,625     $  16,919
  Savings ..........................................       34,719        57,523
  Time .............................................       84,493        63,501
                                                        ---------     ---------
Total deposits .....................................      139,837       137,943
Short-term borrowings (Notes 6 and 10) .............        6,000            18
Accrued expenses and other liabilities .............        1,408         1,068
Long-term debt (Note 11) ...........................       16,225        15,749
                                                        ---------     ---------
Total liabilities ..................................      163,470       154,778

Commitments and contingencies (Note 20)

Stockholders' equity (Notes 16 and 23):
  Preferred stock, no par value: Authorized
    100,000 shares (Note 15); Series A ,
    issued and outstanding 8 shares in 1999
    and 1998 .......................................          200           200
    Series B , issued and outstanding 20
      shares in 1998 ...............................         --             500
    Series C , issued and outstanding 108
      shares in 1999 and 1998 ......................           27            27
    Series D , issued and outstanding 3,280
      shares in 1999 and 1998 ......................          820           820
  Common stock, par value $10: Authorized
    400,000 shares; 120,130 shares issued in
    1999 and 118,780 shares issued in 1998,
    119,571 shares outstanding in 1999 and
    118,821 shares outstanding in 1998 .............        1,201         1,188
  Surplus ..........................................          950           938
  Retained earnings ................................        6,524         6,442
  Accumulated other comprehensive (loss) income ....         (679)           25
  Treasury stock, at cost - 559 shares in
    1999 and 1998 ..................................          (17)          (17)
                                                        ---------     ---------
Total stockholders' equity .........................        9,026        10,123
                                                        ---------     ---------
Total liabilities and stockholders' equity .........    $ 172,496     $ 164,901
                                                        =========     =========
See accompanying notes to consolidated financial statements.


CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Income
                                                     Year Ended December 31,
                                            ====================================
Dollars in thousands, except per share data       1999        1998        1997
================================================================================
Interest income
Interest and fees on loans ................   $   6,158   $   5,282    $   5,247
Interest on Federal funds sold and
  securities purchased under
  agreements to resell ....................         396         653          439
Interest on other short-term investments ..        --          --             39
Interest on deposits with banks ...........          76           4            3
Interest and dividends on investment
  securities:
  Taxable .................................       3,770       3,390        3,718
  Tax-exempt ..............................         215         226          125
                                              ---------   ---------    ---------
Total interest income .....................      10,615       9,555        9,571
                                              ---------   ---------    ---------
Interest expense
Interest on deposits (Note 9) .............       4,244       3,775        3,927
Interest on short-term borrowings .........         133         159          202
Interest on long-term debt ................         899         664          201
                                              ---------   ---------    ---------
Total interest expense ....................       5,276       4,598        4,330
                                              ---------   ---------    ---------
Net interest income .......................       5,339       4,957        5,241
Provision for loan losses (Note 7) ........         906       1,016          159
                                              ---------   ---------    ---------
Net interest income after provision
  for loan losses .........................       4,433       3,941        5,082
                                              ---------   ---------    ---------
Other operating income
Service charges on deposit accounts .......         660         668          604
Other income (Note 12) ....................         815         642          577
Net gains (losses) on sales of
  investment securities (Notes 4 and 5) ...          17         (13)          18
                                              ---------   ---------    ---------
Total other operating income ..............       1,492       1,297        1,199
                                              ---------   ---------    ---------
Other operating expenses
Salaries and other employee
  benefits (Note 14) ......................       2,820       2,644        2,615
Occupancy expense (Note 8) ................         394         356          319
Equipment expense (Note 8) ................         433         386          382
Other expenses (Note 12) ..................       1,683       1,613        1,314
                                              ---------   ---------    ---------
Total other operating expenses ............       5,330       4,999        4,630
                                              ---------   ---------    ---------
Income before income tax expense ..........         595         239        1,651
Income tax expense (Note 13) ..............         193          13          582
                                              ---------   ---------    ---------
Net income ................................   $     402   $     226    $   1,069
                                              =========   =========    =========
Net income per common share (Note 17)
Basic .....................................   $    2.48   $    1.25    $    8.98
Diluted ...................................        2.34        1.22         8.11
                                              =========   =========    =========
Basic average common shares
  outstanding .............................     118,902     115,189      114,141
Diluted average common shares
  outstanding .............................     131,402     129,039      127,991
                                              =========   =========    =========
See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARIES

Consolidated Statement of Changes
in Stockholders' Equity
                                                                                                  Accumulated
                                                                                                        Other
                                                     Common                Preferred   Retained Comprehensive   Treasury
Dollars in thousands                                 Stock       Surplus     Stock     Earnings (Loss) Income     Stock      Total
====================================================================================================================================
Balance, December 31, 1996 ......................   $  1,150    $    901   $    727    $  5,645    $   (111)   $    (25)   $  8,287
Comprehensive income:
  Net income ....................................       --          --         --         1,069        --          --         1,069
  Unrealized holding gains on securities
    arising during the period (net of tax of $45)       --          --         --          --            84        --
  Reclassification adjustment for gains
    included in net income (net of tax of $(7)) .       --          --         --          --           (11)       --
                                                                                                    --------
  Net unrealized holding gains on securities
    arising during the period (net of tax of $38)       --          --         --          --            73        --            73
                                                                                                                            -------
  Total comprehensive income ....................                                                                             1,142
Proceeds from issuance of preferred stock .......       --          --          820        --          --          --           820
Dividends paid on common stock ..................       --          --         --          (173)       --          --          (173)
Dividends paid on preferred stock ...............       --          --         --           (44)       --          --           (44)
                                                    --------    --------   --------    --------    --------    --------    --------
Balance, December 31, 1997 ......................      1,150         901      1,547       6,497         (38)        (25)     10,032
Comprehensive income:
  Net income ....................................       --          --         --           226        --          --           226
  Unrealized holding gains on securities
    arising during the period (net of tax
    of $16) .....................................       --          --         --          --            55        --
  Reclassification adjustment for losses
    included in net income (net of tax of $5) ...       --          --         --          --             8        --
                                                                                                   --------
  Net unrealized holding gains on securities
    arising during the period (net of tax
    of $21) .....................................       --          --         --          --            63        --            63
                                                                                                                           --------
  Total comprehensive income ....................                                                                               289
Proceeds from issuance of common stock ..........         38          37       --          --          --             8          83
Dividends paid on common stock ..................       --          --         --          (199)       --          --          (199)
Dividends paid on preferred stock ...............       --          --         --           (82)       --          --           (82)
                                                    --------    --------   --------    --------    --------    --------    --------
Balance, December 31, 1998 ......................   $  1,188    $    938   $  1,547    $  6,442    $     25    $    (17)   $ 10,123
Comprehensive income:
  Net income ....................................       --          --         --           402        --          --           402
  Unrealized holding losses on securities
    arising during the period (net of tax
    of $(458) ...................................       --          --         --          --          (694)       --
  Reclassification adjustment for gains
    included in net income (net of tax of $(7) ..       --          --         --          --           (10)       --
                                                                                                   --------
  Net unrealized holding gains (losses) on
    securities arising during the period (net
    of tax of $(465) ............................       --          --         --          --          (704)       --          (704)
                                                                                                                           --------
  Total comprehensive income (loss) .............                                                                              (302)
Redemption of preferred stock ...................       --          --         (500)       --          --          --          (500)
Proceeds from issuance of common stock ..........         13          12       --          --          --          --            25
Dividends paid on common stock ..................       --          --         --          (213)       --          --          (213)
Dividends paid on preferred stock ...............       --          --         --          (107)       --          --          (107)
                                                    --------    --------   --------    --------    --------    --------    --------
Balance, December 31, 1999 ......................   $  1,201    $    950   $  1,047    $  6,524    $   (679)   $    (17)   $  9,026
                                                    ========    ========   ========    ========    ========    ========    ========

See accompanying notes to consolidated financial statements.


CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Statement of Cash Flows

                                                        Year Ended December 31,
                                                        ========================
In thousands                                                  1999        1998
================================================================================
Operating activities
Net income .............................................   $    402    $    226
Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation and amortization ........................        420         376
  Provision  for possible loan losses ..................        906       1,016
  Premium amortization on investment securities ........         69          73
  Net (gains) losses  on sales and early
    redemption of investment securities ................        (17)         13
  Gains on sales of loans held for sale ................        (21)        (64)
Loans originated for sale ..............................     (1,640)     (2,307)
Proceeds from sales of loans held for sale .............        592       1,152
(Increase) decrease in accrued interest receivable .....       (185)          2
Deferred income tax  benefit ...........................       (514)       (409)
Increase in other assets ...............................     (1,050)       (343)
Increase (decrease) in accrued expenses and
  other liabilities ....................................        340         327
                                                            --------   --------
Net cash (used in) provided by operating activities ....       (698)         62
                                                            --------   --------
Investing activities
(Increase) decrease in loans ...........................     (8,419)        361
Purchases of loans .....................................       --       (15,665)
(Increase) decrease in interest-bearing
  deposits with banks ..................................     (2,261)         15
Proceeds from maturities of investment
  securities available for sale, including sales,
  principal payments and early redemptions .............     16,791      18,882
Proceeds from maturities of investment securities
  held to maturity, including principal payments
  and early redemptions ................................      8,729      18,255
Purchases of investment securities available
  for sale .............................................    (21,185)    (18,472)
Purchases of investment securities held to maturity ....    (10,046)    (20,252)
Purchases of premises and equipment ....................       (821)       (492)
(Increase) decrease in other real estate owned, net ....         (5)        180
                                                            --------   --------
Net cash used in investing activities ..................    (17,217)    (17,188)
                                                            --------   --------
Financing activities
Increase in deposits ...................................      1,894      18,226
Increase (decrease) in short-term borrowings ...........      5,982      (4,195)
Proceeds from issuance of long-term debt ...............        476      12,000
Proceeds from issuance of common stock .................         25          83
(Redemptions of) proceeds from issuance of
  preferred stock ......................................       (500)       --
Dividends paid on preferred stock ......................       (107)        (82)
Dividends paid on common stock .........................       (213)       (199)
                                                            --------   --------
Net cash provided by financing activities ..............      7,557      25,833
                                                            --------   --------
Net (decrease) increase in cash and
  cash equivalents .....................................    (10,358)      8,707
Cash and cash equivalents at beginning of year .........     21,967      13,260
                                                           --------   --------
Cash and cash equivalents at end of year ...............   $ 11,609    $ 21,967
                                                           ========    ========
Cash paid during the year:
Interest ...............................................   $  5,428    $  4,173
Income taxes ...........................................        520         539
Supplemental schedule for noncash investing
  activities:
Real estate acquired in settlement of loans ............        103         385
Transfer of loans held for sale to loans ...............      2,292        --

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

Loans held for sale

Loans held for sale include residential mortgage loans originated with the intent to sell. Loans held for sale are carried at the lower of aggregate cost or fair value. During 1999, the Bank transferred $2.3 million in loans held for sale into the loan portfolio at the lower of cost or fair market value.

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

Reserve for loan losses

A substantial portion of the Bank's loans are secured by real estate in New Jersey particularly within the Newark area. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions.

The reserve for loan losses is maintained at a level determined adequate to provide for losses inherent in the portfolio. The reserve is increased by provisions charged to operations and recoveries of loans previously charged off and reduced by loan charge-offs. The reserve is based on management's evaluation of the loan portfolio considering current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit and collateral situations.

Management believes that the reserve for loan losses is adequate. While management uses available information to determine the adequacy of the reserve, future additions may be necessary based on changes in economic conditions or subsequent events unforeseen at the time of evaluation.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserve for loan losses. Such agencies may require the Bank to increase the reserve based on their judgment of information available to them at the time of their examination.

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

Other real estate owned

Other real estate owned ("OREO") acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell, net of a valuation allowance. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the reserve for loan losses. Operating results, including any future writedowns of OREO, rental income and operating expenses, are included in "Other expenses".

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

Comprehensive income

SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The required disclosures are included in the Statement of Changes in Stockholders' Equity.

Reclassifications

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order to conform with the 1999 presentation.

Note 2   Cash and due from banks

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $826,000 in 1999 and $800,000 in 1998.

At December 31, 1998, Cash and due from banks and savings deposits included a $15.9 million nonrecurring municipal deposit, which was withdrawn on January 4, 1999.

Note 3 Federal funds sold and securities purchased under agreements to resell Federal funds sold averaged $8 million during 1999 and $11.7 million in 1998, while the maximum balance outstanding at any month-end during 1999, 1998 and 1997 was $15.4 million, $30.5 million and $7.3 million, respectively. In 1999, there were no securities purchased under repurchase agreements, while during 1998, securities purchased under agreements to resell averaged $537,000. There were no such transactions outstanding at any month-end during 1999, 1998 or 1997. The aforementioned repurchase agreements were collateralized by U.S. Treasury securities held for the benefit of the Bank at the Federal Reserve Bank.

Note 4   Investment securities available for sale

The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                     Gross     Gross
                         Amortized Unrealized Unrealized Market
1999 In thousands           Cost     Gains     Losses    Value
------------------------- -------- --------- --------- --------
U.S. Treasury securities
  and obligations of U.S.
  government agencies      $ 3,193      $25  $     13  $ 3,205
Obligations of state and
  political subdivisions     2,280        -        69   2,211
Other securities:
  Mortgage-backed
  securities                25,910       10       910  25,010
  Other debt securities      3,670        -       163   3,507
  Equity securities          1,534        -         9   1,525
------------------------- -------- --------- --------- --------
Total                      $36,587      $35    $1,164  $35,458
------------------------- -------- --------- --------- --------

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
------------------------- -------- --------- --------- --------

The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 1999 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                            Amortized   Market
In thousands                                   Cost     Value
------------------------------------------- --------- ---------
Due within one year:
  U.S. Treasury securities and obligations
    of U.S. government agencies             $  2,004  $  2,000
  Mortgage-backed securities                   1,977     1,970
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                  595       589
  Mortgage-backed securities                   4,127     4,089
Due after five years but within ten years:
  Mortgage-backed securities                     123       124
  Other debt securities                          756       731
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                  594       616
  Mortgage-backed securities                  19,683    18,827
  Obligations of state and political
    subdivisions                               2,280     2,211
  Other debt securities                        2,914     2,776
------------------------------------------- --------- ---------
Total debt securities                         35,053    33,933
Equity securities                              1,534     1,525
------------------------------------------- --------- ---------
Total                                        $36,587   $35,458
------------------------------------------- --------- ---------

Sales of investment securities available for sale totalled $4.9 million in1999, $3.9 million in 1998 and $3.7 million in 1997, resulting in gross gains of $133,000, $44,000 and $68,000 and gross losses of $116,000, $57,000 and $50,000 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands                      1999       1998      1997
------------------------------- ---------- --------- ----------
Taxable                           $1,977    $ 1,760   $ 1,999
Tax-exempt                           104        116         9
------------------------------- ---------- --------- ----------
Total                             $2,081    $ 1,876   $ 2,008
------------------------------- ---------- --------- ----------

Investment securities available for sale with an amortized cost of $20,709,000 were pledged to secure public funds at December 31, 1999.

Note 5   Investment securities held to maturity

The book and market values as of December 31 of investment securities held to maturity were as follows:

                                      Gross     Gross
                             Book Unrealized Unrealized  Market
1999 In thousands           Value     Gains     Losses    Value
-----------------------   --------- --------- --------- ---------
U.S. Treasury securities
  and obligations of U.S.
  government agencies      $23,204       $ -   $ 1,660   $21,544
Obligations of state and
  political subdivisions     3,360         -        33     3,327
-----------------------   --------- --------- --------- ---------
Other securities:
-----------------------   --------- --------- --------- ---------
  Mortgage-backed            3,922         -        75     3,847
  Other debt securities      2,531         -       198     2,333
-----------------------   --------- --------- --------- ---------
Total                      $33,017       $ -    $1,966   $31,051
-----------------------   --------- --------- --------- ---------

                                      Gross     Gross
                             Book Unrealized Unrealized  Market
   1998 In thousands         Value    Gains     Losses    Value
   -----------------------   -------- --------- --------- ---------
   U.S. Treasury securities
    and obligations of U.S.
    government agencies    $22,125  $     56   $   143   $22,038
  Obligations of state and
    political subdivisions   2,414        60         -     2,474
    Other securities:
     Mortgage-backed         7,173         4       109     7,068
    ----------------------- -------- --------- --------- ---------
   Total                  $31,712    $   120   $   252   $31,580
  ----------------------- -------  --------- --------- ---------

At December 31, 1999, the Corporation held structured notes with a total amortized cost of $2,750,000 and a related market value of $2,736,000, reflecting gross unrealized depreciation of $14,000. Comparable amounts as of a year earlier were $2,750,000, $2,725,000 and $25,000, respectively.

The book value and the market value of investment securities held to maturity presented below as of December 31, 1999 are distributed by contractual maturity, including mortgage-backed securities, which may have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                              Book      Market
In thousands                                  Value     Value
------------------------------------------ ---------- ---------
Due within one year:
  U.S. Treasury and obligations of
    U.S. government agencies               $  2,750   $  2,738
  Mortgage-backed securities                    898        892
  Obligations of state and political
    subdivisions                                350        350
Due after one year but within five years:
  Mortgage-backed securities                  1,534      1,510
  Obligations of state and political
   subdivisions                               1,962      1,957
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies               6,190      5,714
  Other debt securities                       2,031      1,837
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies              14,264     13,092
  Mortgage-backed securities                  1,490      1,445
  Obligations of state and political
    subdivisions                              1,048      1,020
  Other debt securities                         500        496
------------------------------------------ ---------- ---------
Total                                       $33,017    $31,051
------------------------------------------ ---------- ---------

There were no sales of securities held to maturity in 1999 or 1998.

Interest and dividends on investment securities held to maturity was as follows:
In thousands                    1999        1998       1997
----------------------------- ---------- ----------- ----------
Taxable                          $1,793   $ 1,630       $1,719
Tax-exempt                          111       110          116
----------------------------- ---------- ----------- ----------
Total                            $1,904   $ 1,740       $1,835
----------------------------- ---------- ----------- ----------

Investment securities held to maturity with a book value of $16,468,000 were pledged to secure public funds at December 31, 1999.

Note 6   Loans

Loans, net of unearned discount and net deferred origination fees and costs at December 31, were as follows:

In thousands                          1999           1998
-------------------------------- --------------- --------------
Commercial                            $17,687         $22,591
Real estate                            64,113          48,274
Installment                               823             841
Total loans                            82,623          71,706
Less: Unearned income                     177             266
-------------------------------- --------------- --------------
Loans                                 $82,446         $71,440
-------------------------------- --------------- --------------

Loans guaranteed by the Small Business Administration totalling $1,667,000 were pledged as collateral for borrowings under a note issued to the U.S. Treasury Department at December 31, 1999.

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans and troubled debt restructurings were as follows:
In thousands                               1999        1998
---------------------------------------- ---------- -----------
Nonaccrual loans                            $2,539    $ 1,455
Loans with interest or principal 90
  days or more past due and still              227        341
accruing
---------------------------------------- ---------- -----------
Total nonperforming loans                    2,766      1,796
Troubled debt restructurings                     -      1,261
---------------------------------------- ---------- -----------
Total nonperforming loans
  and troubled debt restructurings          $2,766    $ 3,057
---------------------------------------- ---------- -----------

The effect of nonaccrual loans on income before taxes is presented below.
In thousands                      1999       1998        1997
---------------------------- ----------- ---------- -----------
Interest income foregone          $(183)       $(81) $    ( 67)
Interest income received            108         104        101
---------------------------- ----------- ---------- -----------
                                $   (75)       $ 23  $      34
---------------------------- ----------- ---------- -----------

Nonaccrual loans at December 31, 1999 includes two loans to one commercial borrower totaling $1.3 million that were considered troubled debt restructurings at December 31, 1998. These loans are secured by a leasehold mortgage on the financed property and the borrower's principals have provided joint and several personal guarantees.

Other than the aforementioned nonaccrual loans, nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 1999, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

Impaired loans totalled $1.3 million at December 31, 1999 and $400,000 at December 31, 1998, while the related reserves allocated to these loans amounted to $955,000 and $400,000 respectively. Impaired loans averaged $425,000 in 1999 and $569,000 in 1998.

Note 7   Reserve for loan losses

Transactions in the reserve for loan losses are summarized as follows:
In thousands                      1999       1998      1997
------------------------------- ---------- --------- ----------
Balance, January 1                $1,415     $  825      $750
Provision for loan
  losses                             906      1,016       159
Recoveries of loans
previously charged off               157        153        74
------------------------------- ---------- --------- ----------
                                   2,478      1,994       983
Less: Charge-offs                    503        579       158
------------------------------- ---------- --------- ----------
Balance, December 31              $1,975     $1,415      $825
------------------------------- ---------- --------- ----------

Note 8   Premises and equipment

A summary of premises and equipment at December 31 follows:
In thousands                                      1999     1998
----------------------------------------------   -------- -------
Land                                             $  421   $  274
Premises                                          1,397    1,035
Furniture and equipment                           2,219    2,007
Building improvements                             2,191    2,132
----------------------------------------------   -------- -------
Total cost                                        6,228    5,448
Less: Accumulated depreciation and amortization   2,519    2,140
Total premises and equipment                     $3,709   $3,308
----------------------------------------------   -------- -------

Depreciation  and  amortization   expense  charged  to  operations  amounted  to
$420,000, $376,000, and $367,000 in 1999, 1998, and 1997, respectively.

Note 9   Deposits

Deposits at December 31 are presented below.
In thousands                               1999        1998
---------------------------------------- ---------- -----------
Noninterest bearing:
  Demand                                  $ 20,625   $ 16,919
  Savings                                      369        469
  Time                                           -      1,918
---------------------------------------- ---------- -----------
Total noninterest bearing deposits          20,994     19,306
---------------------------------------- ---------- -----------
Interest bearing:
---------------------------------------- ---------- -----------
  Savings                                   34,350     57,054
  Time                                      84,493     61,583
---------------------------------------- ---------- -----------
Total interest bearing deposits            118,843    118,637
---------------------------------------- ---------- -----------
Total deposits                            $139,837   $137,943
---------------------------------------- ---------- -----------

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:
In thousands                                1999       1998
----------------------------------------- ---------- ----------
Three months or less                       $ 44,223   $ 36,885
Over three months but within six months      11,859      2,339
Over six months but within twelve months      1,556      2,857
Over twelve months                              779        841
----------------------------------------- ---------- ----------
Total deposits                             $ 58,417   $ 42,922
----------------------------------------- ---------- ----------

Interest expense on certificates of deposits of $100,000 or more was $2,323,000, $1,974,000 and $2,369,000 in 1999, 1998 and 1997, respectively.

Note 10     Short-term borrowings

Information regarding short-term borrowings at December 31, is presented below.

                              Average
                              Interest         Average  Maximum
                              Rate on  Average Interest Balance
                      Decem-   Decem-  Balance   Rate   at any
                      ber 31   ber 31  During   During  Month-
Dollars in thousands  Balance Balance the Year the Year   End
-------------------- -------- ------- -------- ------- --------
1999
Federal funds purchased and securities
  sold under repurchase
  agreements           $    -      -%   $   77   4.83%  $    -
Demand note issued
  to the U.S.Treasury   6,000   4.47     2,712   4.76    6,000
---------------------- ------- -------- ------- ------- -------
Total                  $6,000   4.47%   $2,789   4.76%  $6,000
---------------------- ------- -------- ------- ------- -------
1998
Federal funds purchased and securities
  sold under repurchase
  agreements           $    -  -%       $   23   5.76%  $    -
Demand note issued
  to the U.S. Treasury     18   4.12     3,045   5.19    6,000
---------------------- ------- -------- ------- ------- -------
Total                  $   18   4.12%   $3,068   5.19%  $6,000
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

Note 11  Long-term debt

Long-term debt at December 31 is summarized as follows:
In thousands                                1999     1998
------------------------------------------ -------- --------
FHLB convertible advances due from
  August 28, 2000 through April 7, 2008    $14,000   $14,000
5.25% capital note, due December 28, 2005    1,500     1,500
5.00% capital note, due July 1, 2008           500         -
8.00% mandatory convertible debentures,
  due July 1, 2003                            225        249
Total                                      $16,225   $15,749
------------------------------------------ -------- --------

Interest is payable quarterly on most of the FHLB advances. $12 million of the advances are callable at various dates from January 1, 2000 to April 7, 2003. The advances bear interest rates ranging from 5.00% to 5.93% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.

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

Interest is payable semiannually on the capital note due December 28, 2005, on June 29 and December 29, with principal payments commencing semiannually in June, 2001. Interest payments on the note due July 1, 2008 are payable semiannually, on January 1 and July 1, while principal payments of $100,000 are payable annually, commencing July 1, 2004.

The note agreement includes restrictive covenants including the creation of liens on Bank assets, the sale of such assets and certain limitations on investments and dividend payments and requires the maintenance of certain capital levels and earning performance, asset quality and reserve for possible loan loss ratios.

Note 12  Other operating income and expenses

The following table presents the major items of other operating income and expenses:

In thousands                           1999    1998     1997
------------------------------------- ------- -------- --------
Other operating income
Agency fees on commercial loans         $307  $  255    $ 253

Other operating expenses
Professional fees                        319     282      160
Stationery and supplies expense           82     100       88
Data processing                          145     144      125
------------------------------------- ------- -------- --------

Note 13  Income taxes

The components of income tax expense are as follows:
In thousands                              1999    1998   1997
----------------------------------------- ------ ------- ------
Current  expense
Federal                                   $ 624  $ 399   $ 581
State                                        83     23     113
----------------------------------------- ------ ------- ------
Total current income tax expense            707    422     694
----------------------------------------- ------ ------- ------
Deferred
Federal                                    (441)  (364)    (90)
State                                       (73)   (45)    (22)
----------------------------------------- ------ ------- ------
Total deferred income tax benefit          (514)  (409)   (112)
----------------------------------------- ------ ------- ------
Total income tax expense                  $ 173  $  13   $ 582
---------------------------------------- ------ ------- ------

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                               1999    1998   1997
---------------------------------------- ------- ------ -------
Federal income tax at statutory rate      $ 202   $  81  $ 561
Increase (decrease) in income tax
  expense resulting from:
 State income tax (benefit) expense, net of
  federal (expense) benefit                   7     (15)    60
 Tax-exempt income                          (63)    (66)   (43)
 Life insurance                             (18)    (13)   (15)
 Change in valuation allowance                -      23     (7)
 Other, net                                  65       3     26
---------------------------------------- ------- ------ -------
Total income tax expense                  $ 193   $  13  $ 582
---------------------------------------- ------- ------ -------

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:
In thousands                                 1999        1998
---------------------------------------- ---------- -----------
Deferred tax assets
Unrealized losses on investment securities
  available for sale                       $   450     $    -
Reserve for possible loan losses               525        163
Premises and equipment                           7          -
Reserve for other real estate owned              5         14
Deferred compensation                          131         93
Other                                          129         34
---------------------------------------- ---------- -----------
Total deferred tax assets                    1,247        304
Less: Valuation allowance                       23         23
---------------------------------------- ---------- -----------
Deferred tax asset                           1,224        281
---------------------------------------- ---------- -----------
Deferred tax liabilities
Unrealized gains on investment securities
   available for sale                            -         15
Premises and equipment                           -         31
Investment securities held to maturity           3          3
Other                                           10          -
---------------------------------------- ---------- -----------
Deferred tax liability                          13         49
---------------------------------------- ---------- -----------
Net deferred tax asset                     $ 1,211      $ 232
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

Note 14  Benefit plans

Savings plan

The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 25% of the first 4% of participant salaries along with a 1% discretionary contribution, subject to a vesting schedule. Contribution expense amounted to $52,000 in 1999 and 1998 and $49,000 in 1997.

Bonus plan

The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 1999, 1998 and 1997 amounted to $100,000 $68,000, and $119,000, respectively.

Nonqualified benefit plans

During 1997, the Bank established a supplemental executive retirement plan ("SERP"), which provides a post employment supplemental retirement benefit to certain key executive officers. SERP expense was $41,000 in 1999, $39,000 in 1998 and $26,000 in 1997. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $28,000 in 1999, $17,000 in 1998 and $19,000 in 1997.

Benefits under both plans will be funded through a bank-owned life insurance policy, the cash surrender value of which is included in "Other assets" and totalled $1.7 million and $1.5 million at December 31, 1999 and 1998, respectively. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $94,000 in 1999, $85,000 in 1998 and $72,000 in 1997, while the related life insurance expense was $36,000 in 1999, $40,000 in 1998 and $28,000 in 1997.

Stock options

No stock options were issued during 1999 or 1998. During 1997, the Corporation issued 5,700 stock options at an exercise price equal to the fair market value of the stock on the date of the grant. Under Accounting Principles Board Opinion No. 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of the grant. Had compensation expense been recorded for stock options granted as determined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, net income would have been reduced by $2,000 in 1999, 1998 and 1997, which would have decreased the reported basic and diluted earnings per share by $.02 in each of these years.

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

Set forth below is a summary of the Corporation's preferred stock issued and outstanding.

            Date  Dividend Stated Number         December 31,
          Issued   Rate     Value of Shares    1999       1998
---------- ------ -------- ------- ------- ----------- ----------
Series A   12/96   6.00%   $25,000      8  $  200,000  $   200,000
Series B    3/96   8.00     25,000     20          -       500,000
Series C    2/96   8.00        250    108      27,000       27,000
Series D    6/97   6.50        250  3,280     820,000      820,000
---------- ------ -------- ------- ------- -----------  ----------
                                           $1,047,000   $1,547,000
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

Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years.

Under this limitation, $912,000 was available for the payment of dividends to the parent corporation at December 31, 1999, subject to the restrictive covenants under long-term debt agreements included in Note 11.

Note 17  Net income per common share

The following table presents the computation of net income per common share.
In thousands, except per share data   1999     1998     1997
------------------------------------ -------- -------- --------
Net income                           $   402   $  226  $ 1,069
Dividends paid on preferred stock       (107)     (82)     (44)
------------------------------------ -------- -------- --------
Net income applicable to basic
  common shares                          295      144    1,025
Interest expense on convertible
  subordinated debentures, net of
  income taxes                            12       13       13
------------------------------------ -------- -------- --------
Net income applicable to diluted
 common shares                       $   307   $  157  $ 1,038
------------------------------------ -------- -------- --------
Number of average common shares
Basic                                118,902  115,189  114,141
------------------------------------ -------- -------- --------
Diluted:                             118,902  115,189  114,141
  Average common shares outstanding
  Average common shares converted from
   convertible subordinate debentures 12,500   13,850   13,850
------------------------------------ -------- -------- --------
                                     131,402  129,039  127,991
------------------------------------ -------- -------- --------
Net income per common share
Basic                                 $ 2.48   $ 1.25   $ 8.98
Diluted                                 2.34     1.22     8.11

The stock options outstanding are not included as common stock equivalents in the diluted net income per share calculation because they are antidilutive.

Note 18  Related party transactions

Certain directors of the Corporation and its subsidiary, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 1999 and 1998. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $653,000 and $304,000 at December 31, 1999 and 1998, respectively. The highest amount of such indebtedness during 1999 was $660,000 and in 1998 amounted to $336,000. During 1999, $385,000 in new loans were made and paydowns totalled $36,000.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 1999 and 1998.

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

Deposit liabilities

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 1999 and 1998. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

Long-term debt

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

Commitments to extend credit and letters of credit

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 1999 and 1998.

The following table presents the carrying amounts and fair values of financial instruments at December 31:
                                1999               1998
                            Carrying   Fair    Carrying   Fair
In thousands                 Value    Value     Value    Value
--------------------------- --------- ------- -------- --------
Financial assets
Cash and other short-term
  investments              $ 11,609   $11,609 $ 21,967 $ 21,967
Interest-bearing deposits
  with banks                  2,286     2,211       15       13
Investment securities AFS    35,458    35,458   32,254   32,254
Investment securities HTM    33,017    31,051   31,712   31,580
Loans                        80,471    78,564   70,025   70,907
Loans held for sale             405       405    2,026    2,026
Financial liabilities
Deposits                   $139,837  $138,576 $137,943 $138,598
Short-term borrowings         6,000     6,000       18       18
Long-term debt               16,225    15,003   15,749   16,555
-------------------------- --------   ------- -------- --------

Note 20  Commitments and contingencies

In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain others associated with such entity for fraud, other claims and damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants converted, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The defendants responded alleging CNB's records regarding certain transactions between CNB and the defendants are in error and that CNB is liable to the defendants for amounts due as a result of these errors and for damages allegedly suffered by the defendants as a result of CNB's collection efforts. The amount of the defendants' counterclaim has not been quantified. This litigation is in the midst of discovery. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. CNB has also commenced suit against the insurance carriers in an effort to recover the amounts claimed by CNB. It is also too early to determine the amount CNB will ultimately recover, if any, under these insurance policies.

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

At December 31,1999 and 1998 the Bank had mortgage commitments of $9,671,000 and $7,731,000, unused corporate lines of credit of $34,725,000 and $30,569,000, and $1,033,000 and $10,000 of other loan commitments, respectively.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

Note 22  Parent Company Information

Condensed financial statements of the parent company only are presented below.

Condensed Balance Sheet

                                                               December 31,
In thousands                                                   1999        1998
------------------------------------------------------- ----------- ------------
Assets
Cash and cash equivalents ..............................     $    60     $     9
Investment securities held to maturity .................         100         244
Investment securities available for sale ...............         745         779
Investment in subsidiary ...............................      10,083      10,598
Due from subsidiary ....................................         249         249
Other assets ...........................................          36          20
--------------------------------------------------------     -------     -------
Total assets ...........................................     $11,273     $11,899
--------------------------------------------------------     -------     -------
Liabilities and stockholders' equity
Other liabilities ......................................     $    22     $    27
Long-term debt .........................................       2,225       1,749
--------------------------------------------------------     -------     -------
Total liabilities ......................................       2,247       1,776
Stockholders' equity ...................................       9,026      10,123
--------------------------------------------------------     -------     -------
Total liabilities and stockholders' equity .............     $11,273    $11,899
--------------------------------------------------------     -------     -------

Condensed Statement of Income
                                                    Year Ended December 31,
----------------------------------------------  -------     -------     -------
In thousands                                       1999        1998        1997
--------------------------------------------    -------     -------     -------
Income
Interest income ............................    $    53     $    52     $    29
Dividends from subsidiary ..................        260         340         271
Interest from subsidiary ...................         20          20          20
--------------------------------------------    -------     -------     -------
Total income ...............................        333         412         320
--------------------------------------------    -------     -------     -------
Expenses
Interest expense ...........................        110          99          99
Other operating expenses ...................          4           4           1
Net gains (losses) on sales of
  investment securities ....................         29         (27)       --
Income tax benefit .........................         (4)        (19)        (12)
--------------------------------------------    -------     -------     -------
Total expenses .............................         81         111          88
--------------------------------------------    -------     -------     -------
Income before equity in
undistributed
  income of subsidiary .....................        252         301         232
Equity in undistributed income (loss)
  of subsidiary ............................        150         (75)        837
--------------------------------------------    -------     -------     -------
Net income .................................    $   402     $   226     $ 1,069
--------------------------------------------    -------     -------     -------

Condensed Statement of Cash Flows
                                       Year Ended December 31,
In thousands                             1999     1998    1997
--------------------------------------- -------- ------- --------
Operating activities
Net income ..................................   $ 402    $ 226   $1,069
Adjustments to reconcile net income
  to cash used in operating activities:
  (Discount accretion) premium
  amortization on investment securities .....      (5)       2     --
  Net (gains) losses on sales of
    investment securities available for sale      (29)      27     --
  Equity in undistributed (income) loss
    of subsidiary ...........................    (150)      75     (837)
(Increase) decrease in other assets .........     (16)    --         25
(Decrease) increase in other liabilities ....      (5)      18       (1)
                                                -----    -----    -----
Net cash provided by operating activities ...     197      348      256

Investing activities
Proceeds from sales of investment
  securities available for sale .............     205      416     --
Proceeds from maturities of investment
  securities held to maturity including
  principal payments ........................     221      111     --
Purchases of investment securities
  available for sale ........................    (179)    (433)    (764)
Purchases of investment securities
  held to maturity ..........................     (74)    (256)    (100)
                                                -----    -----    -----
Net cash used in investing activities .......     173     (162)    (864)
                                                -----    -----    -----
Financing activities
Redemption of long-term debt ................     476     --       --
Proceeds from issuance of common stock ......      25       83     --
(Redemption of) proceeds from issuance
  of preferred stock ........................    (500)    --        820
Dividends paid ..............................    (320)    (281)    (217)
                                                -----    -----    -----
Net cash (used in) provided by financing
  activities ................................    (319)    (198)     603
                                                -----    -----    -----
Increase (decrease) in cash and
  cash equivalents ..........................      51      (12)      (5)
Cash and cash equivalents at
  beginning of year .........................       9       21       26
                                                -----    -----    -----
Cash and cash equivalents at
  end of year ...............................   $  60    $   9    $  21
                                                -----    -----    -----

Note 23  Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1999, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized
Bank:

 In thousands               FDIC Requirements
 --------------------------------------------------------------
                                                 Minimum Capital
                                                For Classification
                   Bank Actual       Adequacy     as Well-Capitalized
                 Amount   Ratio    Amount   Ratio  Amount Ratio
----------------- ------- ------   ------- ------- ------ -------
December 31, 1999
  Leverage (Tier 1)
    capital        $10,711   6.32%  $6,774   4.00%  $8,468  5.00%
  Risk-based capital:
    Tier 1         10,711   11.04    3,882    4.00    5,822  6.00
    Total          12,182   12.55    7,763    8.00    9,705 10.00
December 31, 1998
  Leverage (Tier 1)
    capital        $10,552   7.42%  $5,687   4.00%  $4,213  5.00%
  Risk-based capital:
    Tier 1         10,552   12.52    3,371    4.00    5,056  6.00
    Total          11,859   14.07    6,741    8.00    8,426 10.00
------------------ ------  ------   ------ -------   ------ -----

Note 24  Summary of quarterly financial information (unaudited)
                                                     1999
----------------------------------   --------   --------    -------    --------
Dollars in thousands,                   First     Second      Third      Fourth
  except per share data               Quarter    Quarter    Quarter     Quarter
----------------------------------   --------   --------   --------    --------
Interest income ..................    $ 2,540    $ 2,585    $ 2,641     $ 2,849
Interest expense .................      1,166      1,209      1,383       1,518
----------------------------------    -------    -------    -------     -------
Net interest income ..............      1,374      1,376      1,258       1,331
Provision for
  loan losses ....................         43        141        301         421
Net gains on sales
  of investment securities .......         15       --            1           1
Other operating income ...........        398        355        347         375
Other operating expenses .........      1,279      1,273      1,310       1,468
----------------------------------    -------    -------    -------     -------
Income (loss) before income
  tax expense (benefit) ..........        465        317         (5)       (182)
Income tax expense (benefit) .....        159        110        (42)        (34)
----------------------------------    -------    -------    -------     -------
Net income (loss) ................    $   306    $   207    $    37     $  (148)
----------------------------------    -------    -------    -------     -------
Net income (loss) per share-
  basic ..........................    $  1.68    $  1.75    $   .31     $ (1.57)
----------------------------------    -------    -------    -------     -------
Net income (loss) per share-
  diluted ........................    $  1.53    $  1.59    $   .30     $ (1.08)
----------------------------------    -------    -------    -------     -------

                                                      1998
----------------------------------   --------   --------    -------    --------
Dollars in thousands,                   First     Second      Third      Fourth
  except per share data               Quarter    Quarter    Quarter     Quarter
----------------------------------   --------   --------   --------    --------
Interest income .....................   $ 2,331   $ 2,414    $ 2,409    $ 2,401
Interest expense ....................     1,097     1,165      1,176      1,160
-------------------------------------   -------   -------    -------    -------
Net interest income .................     1,234     1,249      1,233      1,241
Provision  for
  loan losses .......................        38       459         46        473
Net gains (losses) on sales
  of investment securities ..........         8         1         (4)       (18)
Other operating income ..............       336       349        314        311
Other operating expenses ............     1,138     1,293      1,274      1,294
-------------------------------------   -------   -------    -------    -------
Income (loss) before
  income tax expense ................       402      (153)       223       (233)
Income tax expense
  (benefit) .........................       136       (85)        57        (95)
-------------------------------------   -------   -------    -------    -------
Net income (loss) ...................   $   266   $   (68)   $   166    $  (138)
-------------------------------------   -------   -------    -------    -------
Net income (loss) per share-
  basic .............................   $  1.61   $  (.60)   $  1.45    $ (1.17)
-------------------------------------   -------   -------    -------    -------
Net income (loss) per share-
  diluted ...........................   $  1.46   $  (.60)   $  1.32    $ (1.17)
-------------------------------------   -------   -------    -------    -------
                          Independent Auditors' Report

The Board of Directors and Stockholders
City National Bancshares Corporation:


We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                  /s/ KPMG LLp

March 7, 2000



Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There were no changes in or disagreements with accounts during 1995.

Part III

Item 10. Directors and Executive Officers of the Registrant The information required is incorporated herein by by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000.

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

(10)(d) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 18, 2000.

(10)(p) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998.

(11) Statement regarding computation of per share earnings. The required information is included on page 24.

(12) Ratios have been computed using the average daily balances of the respective asset, liability and stockholders' equity accounts.

(13) Annual Report to security holders for the fiscal year ended December 31, 1999.

(21) Subsidiaries of the registrant. The required information is included on page 1.

(24) Power of Attorney is located on the signature page.

(27) Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

By:   /s/ Louis E. Prezeau                  By: /s/ Edward R. Wright
      ---------------------------------         --------------------
      Louis E. Prezeau                          Edward R. Wright
      President and Chief                       Chief Financial Officer
      Executive Officer                         and Principal Accounting Officer

Date: March 23, 2000                       Date:   March 23, 2000

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

Signature                                  Title                       Date

/s/ Douglas E. Anderson                    Director              March 23, 2000
-------------------------
Douglas E. Anderson

/s/ Barbara Bell                           Director              March 23, 2000
-------------------------
Barbara Bell

/s/ Leon Ewing                             Director              March 23, 2000
-------------------------
Leon Ewing

/s/ Eugene Giscombe                        Director              March 23, 2000
-------------------------                  Chairperson of the Board
Eugene Giscombe

/s/ Norman Jeffries                        Director              March 23, 2000
-------------------------
Norman Jeffries

/s/ Louis E. Prezeau                       Director              March 23, 2000
-------------------------                  President and Chief
Louis E. Prezeau                           Executive Officer

/s/ Lemar C. Whigham                       Director              March 23, 2000
--------------------------
Lemar C. Whigham