Form 10-Q
period 2000-03-31
CITY NATIONAL BANCSHARES CORP
filed 2000-05-15
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of May 2, 2000 was approximately $1,875,600.

There were 119,571 shares of common stock outstanding at May 2, 2000.

Index                                                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999 ....................3

         Consolidated Statement of Income for the Three Months Ended March 31, 2000
         and 1999..................................................................................4

         Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended
         March 31, 2000 and 1999...................................................................5

         Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999...................................................................6

         Notes to Consolidated Financial Statements ...............................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ....................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................12

PART II  OTHER INFORMATION .......................................................................12

Item 1.  Legal proceedings........................................................................12

Item 6.  Exhibits and Reports on Form 8-K.........................................................13

Signatures .......................................................................................14

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                      March 31,      December 31,
Dollars in thousands, except per share data                                             2000            1999
-----------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                                              $   4,666        $   6,209
Federal funds sold                                                                       9,400            5,400
Interest bearing deposits with banks                                                     2,379            2,286
Investment securities available for sale                                                37,575           35,458
Investment securities held to maturity (Market value of $29,409
       at March 31, 2000 and $31,051 at March 31,1999 )                                 31,199           33,017
Loans held for sale                                                                          -              405
Loans                                                                                   81,735           82,446
Less: Reserve for loan losses                                                              929            1,975
-----------------------------------------------------------------------------------------------------------------
Net loans                                                                               80,806           80,471
-----------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                   3,609            3,709
Accrued interest receivable                                                              1,387            1,295
Other real estate owned                                                                    745              698
Other assets                                                                             3,921            3,548
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $ 175,687        $ 172,496
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                        $  23,511        $  20,625
       Savings                                                                          50,032           34,719
       Time                                                                             74,506           84,493
-----------------------------------------------------------------------------------------------------------------
Total deposits                                                                         148,049          139,837
Short-term borrowings                                                                    5,370            6,000
Accrued expenses and other liabilities                                                   1,570            1,408
Long-term debt                                                                          11,725           16,225
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                      166,714          163,470

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A , issued and outstanding 8 shares in 2000 and 1999                 200              200
               Series C , issued and outstanding 108 shares in 2000 and 1999                27               27
               Series D , issued and outstanding 3,280 shares in 2000 and 1999             820              820
        Common stock, par value $10: Authorized 400,000 shares;
              120,130 shares issued in 2000 and 1999
              119,571 shares outstanding in 2000 and 1999                                1,201            1,201
       Surplus                                                                             950              950
       Retained earnings                                                                 6,507            6,524
       Accumulated other comprehensive loss, net of tax                                   (715)            (679)
       Treasury stock, at cost - 559 shares in 1999 and 1998                               (17)             (17)
-----------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                               8,973            9,026
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 175,687        $ 172,496
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA               2000            1999
-----------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                             $   1,755        $  1,512
Interest on Federal funds sold and securities
        purchased under agreements to resell                 113             102
Interest on deposits with banks                               29               1
Interest and dividends on investment securities:
        Taxable                                            1,030             867
        Tax-exempt                                            81              58
-----------------------------------------------------------------------------------
Total interest income                                      3,008           2,540
-----------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                       1,384             914
Interest on short-term borrowings                             60              33
Interest on long-term debt                                   186             219
-----------------------------------------------------------------------------------
Total interest expense                                     1,630           1,166
-----------------------------------------------------------------------------------

Net interest income                                        1,378           1,374
Provision for loan losses                                    304              43
-----------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                   1,074           1,331
-----------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                          143             127
Other income                                                 236             271
Net (losses) gains on sales of investment
         securities                                          (13)             15
-----------------------------------------------------------------------------------
Total other operating income                                 366             413
-----------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                         748             673
Occupancy expense                                            113             102
Equipment expense                                            104             100
Other expenses                                               432             404
-----------------------------------------------------------------------------------
Total other operating expenses                             1,397           1,279
-----------------------------------------------------------------------------------

Income before income tax expense                              43             465
Income tax (benefit) expense                                 (27)            159
-----------------------------------------------------------------------------------

NET INCOME                                             $      70        $    306
-----------------------------------------------------------------------------------
NET (LOSS) INCOME PER SHARE

Basic                                                  $    (.14)       $   1.68
Diluted                                                     (.14)           1.53
-----------------------------------------------------------------------------------

Basic average common shares outstanding                  119,571         118,221
Diluted average common shares outstanding                119,571         132,071
-----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                        Common                       Preferred              Retained
Dollars in thousands, except per share data             Stock             Surplus      Stock                Earnings
---------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                  $1,188           $938           $1,547            $6,442
COMPREHENSIVE INCOME:

Net income                                                       -              -                -               306
Unrealized loss on securities available for sale,
   net of tax                                                    -              -                -                 -

  Total comprehensive income, net of tax                         -              -                -                 -
Dividends paid on preferred stock                                -              -                -             (107)
Dividends paid on common stock                                   -              -                -             (213)
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                                     $1,188           $938           $1,547            $6,428
---------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                  $1,201           $950           $1,047            $6,524
COMPREHENSIVE INCOME:

Net income                                                       -              -                -                70
Unrealized loss on securities available for sale,
   net of tax                                                    -              -                -                 -

  Total comprehensive income, net of tax                         -              -                -                 -
Dividends paid on preferred stock                                -              -                -              (87)
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                     $1,201           $950           $1,047            $6,507
---------------------------------------------------------------------------------------------------------------------

                                                          Accumulated
                                                                Other
                                                        Comprehensive         Treasury
Dollars in thousands, except per share data             Income (Loss)            Stock            Total
--------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                        $25            ($17)          $10,123
COMPREHENSIVE INCOME:

Net income                                                          -                -              306
Unrealized loss on securities available for sale,
   net of tax                                                   (114)                -            (114)
                                                                                          --------------
  Total comprehensive income, net of tax                            -                -              192
Dividends paid on preferred stock                                   -                -            (107)
Dividends paid on common stock                                      -                -            (213)
--------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                                         ($89)            ($17)           $9,995
--------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                     ($679)            ($17)           $9,026
COMPREHENSIVE INCOME:

Net income                                                          -                -               70
Unrealized loss on securities available for sale,
   net of tax                                                    (36)                -             (36)
                                                                                          --------------
  Total comprehensive income, net of tax                            -                -               34
Dividends paid on preferred stock                                   -                -             (87)
--------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                        ($715)            ($17)           $8,973
--------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED,
                                                                                          MARCH 31
                                                                                 ---------------------------
IN THOUSANDS                                                                       2000             1999
------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                       $     70        $    306
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                     113              98
    Provision for loan losses                                                         304              43
    Premium amortization on investment securities                                       7              26
    Net losses (gains) on sales and investment securities                              13             (15)
    Gains on loans held for sale                                                       (6)            (21)
Proceeds from sales and principal payments from loans held for sale                   411             592
(Increase) in accrued interest receivable                                             (92)            (86)
Deferred income tax (benefit) expense                                                 (22)             19
Increase in other assets                                                             (329)           (217)
Increase  in accrued expenses and other liabilities                                   162             609
------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                             631           1,354
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Increase in loans, net                                                               (639)            (98)
Increase in interest bearing deposits with banks                                      (93)            (61)
Proceeds from maturities of investment securities available for sale,
     including sales, principal repayments and early redemptions                      653           2,857
Proceeds from maturities of investment securities held to maturity,
     including sales, principal repayments and early redemptions                    3,781           5,867
Purchases of investment securities available for sale                              (2,834)         (7,469)
Purchases of investment securities held to maturity                                (1,977)         (2,829)
Increase in other real estate owned, net                                              (47)             59
Purchases of premises and equipment                                                   (13)            (27)
------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                              (1,169)         (1,701)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in deposits                                                                8,212         (12,306)
(Decrease) Increase in short-term borrowings                                         (630)          5,054
Decrease in long term debt                                                         (4,500)              -
Dividends paid on preferred stock                                                     (87)           (107)
Dividends paid on common stock                                                          -            (213)
------------------------------------------------------------------------------------------------------------

Net cash provided (used in) financing activities                                    2,995          (7,572)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                2,457          (7,919)

Cash and cash equivalents at beginning of period                                   11,609          21,967
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 14,066        $ 14,048
------------------------------------------------------------------------------------------------------------

CASH PAID DURING THE YEAR:
Interest                                                                         $  1,503        $  1,251
Income taxes                                                                           30              10

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

3. Net income per common share

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of dilutive convertible subordinated debentures.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net income decreased to $70,000 in the first quarter of 2000 from $306,000 for the similar 1999 period due primarily to a higher provision for loan losses, which increased to $314,000 from $43,000 a year earlier. The higher provision was required to provide additional reserves for the charge-off of an impaired loan for which the credit quality rapidly deteriorated during the first quarter. Related (loss) earnings per share on a diluted basis decreased to $(.14) from $1.53.

NET INTEREST INCOME

Net interest income on a tax equivalent basis was relatively unchanged in the first quarter of 2000 compared to the first quarter of 1999, while the net interest margin in the 2000 first quarter declined 44 basis points to 3.50% compared to 3.94% a year ago. A higher interest rate environment contributed to an increase in the yields on interest earning assets, which rose to 7.52% from 7.22%. The increased earnings generated from the higher yield were offset by an increase in the cost to fund those interest earning assets, which rose to 4.02% from 3.27%.

Interest income on a tax equivalent basis increased to $3 million in the first quarter of 2000 compared to $2.6 million for the year earlier quarter, due to the additional earnings generated from increased levels of all categories of interest earning assets. Interest expense rose to $1.6 million in the 2000 first quarter compared to $1.2 million a year earlier primarily due to the higher cost of municipal time deposits.

PROVISION AND RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are set forth below.

                                                     Three Months
                                                    Ended March 31,
(Dollars in thousands)                           2000            1999
-----------------------------------------------------------------------
Balance at beginning of period                  $1,975          $1,415
Provision for loan losses                          304              43
Recoveries of previous charge-offs                  34              18
                                                ------          ------
                                                 2,313           1,476
Less: Charge-offs                                1,384             401
                                                ------          ------
Balance at end of period                        $  929          $1,075
                                                ======          ======

Management believes that the reserve for loan losses is adequate based on an ongoing evaluation of the loan portfolio. This evaluation includes consideration of past loan loss experience, the level and composition of nonperforming loans, collateral adequacy, and general economic conditions, including the effect of such conditions on particular industries.

While management uses available information to determine the adequacy of the reserve, future additions may be necessary based on changes in economic conditions or in subsequently occurring events unforeseen at the time of evaluation.


                                                 March 31,      December 31,      March 31,
(Dollars in thousands)                             2000             1999            1999
-------------------------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                                        1.13%            2.40%           1.51%

Total nonperforming loans                         74.20%           71.40%          74.76%
Total nonperforming assets
  (nonperforming loans and OREO)                  46.51%           57.02%          46.51%

Net charge-offs as a percentage
  of average loans (year-to-date)                  1.63%             .47%            .53%

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


                                      March 31,    December 31,   March 31,
(Dollars in thousands)                  2000           1999          1999
--------------------------------------------------------------------------
Nonaccrual loans
Commercial                             $  417       $  441         $  787
Installment                                14            5              2
Real estate                               707        2,093            302
                                       ------       ------         ------
Total                                   1,138        2,539          1,091
                                       ------       ------         ------

Loans past due 90 days
  or more and still accruing

Commercial                                  -            -              -
Installment                                 -            -              3
Real estate                               114          227            344
                                       ------       ------         ------
Total                                     114          227            347
                                       ------       ------         ------
Total nonperforming loans               1,252        2,766          1,438
                                       ------       ------         ------
Troubled debt restructurings                -            -          1,261
                                       ------       ------         ------
Total loans and troubled
  debt restructurings                  $1,252       $2,766         $2,699
                                       ======       ======         ======

Nonperforming assets are generally secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

Nonaccrual loans declined significantly during the 2000 first quarter due to the charge-off of $1.3 million in impaired loans to a single borrower that had previously been restructured.

There were no impaired loans at March 31, 2000, while impaired loans totalled $1.3 million at December 31,1999. The related reserves allocated to these loans amounted to $955,000 at December 31, 1999. Impaired loans averaged $1.1 million for the first quarter of 2000 and $380,000 for the first quarter of 1999.

OTHER OPERATING INCOME

Other operating income, including the results of investment securities transactions, decreased 11.4% during the three months ended March 31, 2000 compared to the similar 1999 quarter, due primarily to the receipt in 1999 of $51,000 from the U.S. Department of Treasury, under its Bank Enterprise Award Program. This program provides financial incentives to banks making qualifying loans in distressed communities. No such income was received in 2000.

OTHER OPERATING EXPENSES

Other operating expenses rose 9.2% for the first quarter of 2000 to $1,397,000 from $1,279,000 in the first quarter of 1999, with the increase attributable primarily to higher salaries and benefit expenses, which increased by $75,000, or 11.1%. Merit increases, along with staffing increases resulting from product and branch expansion, contributed to this increase.

INCOME TAX EXPENSE

A net loss for state income tax purposes contributed to an income tax benefit in the 2000 first quarter, while in the first quarter of 1999, income tax expense as a percentage of pretax income was 34.2%.

INVESTMENT SECURITIES

Investment securities available for sale ("AFS") rose to $37.6 million at March 31, 2000 from $35.5 million at the end of 1999. Net unrealized losses in the AFS portfolio rose to $715,000 at March 31, 2000 from $679,000 at 1999 year-end due to the effects on the portfolio of an increase in interest rates during the first quarter of 2000.

The held to maturity ("HTM") portfolio carried gross unrealized losses of $1,790,000 at March 31, 2000 compared to $1,966,000 at December 31, 1999. This increase was also due to the higher interest rate environment and had a particularly negative impact on the Bank's $19.5 million portfolio of callable agency bonds, which had gross unrealized losses of $1.6 million at March 31, 2000 and at the end of 1999. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature.

Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation.

LOANS

Loans rose slightly at March 31, 2000 from December 31,1999 after reflecting loan charge-offs, while loans held for sale at December 31, 1999 were all sold during the first quarter. There were no loans originated for sale during the first three months of 2000.

DEPOSITS

Total deposits rose $8.2 million, or 5.9% to $148 million at March 31, 2000 from $139.8 million at the end of 1999, while average deposits rose 16.7%, to $145.8 million for the first quarter of 2000 from $124.9 million for the same quarter of 1999. The major source of the deposit growth was from higher municipal time deposit balances, although some of these funds came from municipal Super-NOW accounts. Super NOW accounts averaged $18.7 million in the first quarter of 2000, a 20% decrease from the 1999 first quarter. Average demand deposits rose $2.2 million, or 10.3% due primarily to increased commercial account activity.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at March 31, 2000. These accounts are used for operating and short-term investment purposes. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

SHORT-TERM BORROWINGS

While total short-term borrowings decreased from $6 million at December 31, 1999 to $5.4 million at the end of the 2000 first quarter, the related average balances were $3 million for the first three months of 1999 compared to $4.3 million for the first three months of 2000. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

LONG-TERM DEBT

Long-term debt decreased from $16.2 million at 1999 year-end to $11.7 million at March 31, 2000, while average long-term debt declined from $15.7 million for the first three months of 1999 to $13 million for the first quarter of 2000. The decrease in average long-term debt occurred due to early redemptions of callable Federal Home Loan Bank advances.

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

The major contribution during the first quarter of 2000 from operating activities to the Corporation's liquidity came from proceeds from sales of loans held for sale, while the highest use of cash was for other assets.

Net cash used in investing activities was primarily the result of the purchase of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity.

The primary source of funds from financing activities resulted from an increase in deposits, while the highest use of cash in financing activities resulted from early redemptions of callable long-term debt.

CAPITAL

Stockholders' equity amounted to $9 million at March 31, 2000 and at December 31, 1999 as preferred dividend payments and an increase in net unrealized securities losses offset net income. Stockholders' equity as a percentage of total assets was 5.11% at March 31, 2000 compared to 5.23% at December 31, 1999.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At March 31, 2000, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 9.80% and 13.00%, respectively.

Item 3

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

Based on the results of the most recent interest simulation model, if interest rates increased or decreased 100 basis points from current rates in an immediate and parallel shock, the Corporation would anticipate a decrease of $195,000 in net interest income and a decrease of $168,000 in net interest income, respectively. The results do not represent a material change from the amounts previously reported as of December 31, 1999.

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

         (10)(p) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 18, 2000 (incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

         (11) Statement regarding computation of per share earnings. The required information is included on page 15.

         (24)     Power of Attorney is located on the signature page.

         (27)     Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ending March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

        CITY NATIONAL BANCSHARES CORPORATION
        (Registrant)

        May 12, 2000    /s/ EDWARD R. WRIGHT
                        --------------------------
                        Edward R. Wright
                        Senior Vice President and Chief Financial
                        Officer (Principal Financial and Accounting Officer)