Form 10-Q
period 2000-06-30
CITY NATIONAL BANCSHARES CORP
filed 2000-08-11
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2000
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 11, 2000 was approximately $1,537,775

There were 121,421 shares of common stock outstanding at August 11, 2000.

Index                                                                                   Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999 .............3

        Consolidated Statement of Income for the Six Months Ended June 30, 2000
        and 1999 and for the Three Months Ended June 30, 2000 and 1999....................4

        Consolidated Statement of Changes in Stockholders' Equity for the Six
        Months Ended June 30, 2000 and 1999...............................................5

        Consolidated Statement of Cash Flows for the Six Months Ended
        June 30, 2000 and 1999............................................................6

        Notes to Consolidated Financial Statements .......................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk ......................12

PART II. OTHER INFORMATION ..............................................................12

Item 1. Legal proceedings................................................................13

Item 4. Submission of matters to a vote of security holders..............................13

Item 6. Exhibits and Reports on Form 8-K.................................................13

Signatures ..............................................................................14

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                                 June 30,       December 31,
Dollars in thousands, except per share data                                                        2000             1999
============================================================================================================================
ASSETS

Cash and due from banks                                                                         $   6,485        $   6,209
Federal funds sold                                                                                  7,000            5,400
Interest bearing deposits with banks                                                                  122            2,286
Investment securities available for sale                                                           36,376           35,458
Investment securities held to maturity (Market value of $29,143
       at June 30, 2000 and $31,051 at December 31,1999)                                           30,860           33,017
Loans held for sale                                                                                   113              405
Loans                                                                                              85,250           82,446
Less: Reserve for loan losses                                                                         908            1,975
----------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                          84,342           80,471
----------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                              3,583            3,709
Accrued interest receivable                                                                         1,410            1,295
Other real estate owned                                                                               642              698
Other assets                                                                                        4,274            3,548
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                    $ 175,207        $ 172,496
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                   $  23,806        $  20,625
       Savings                                                                                     61,196           34,719
       Time                                                                                        65,354           84,493
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                    150,356          139,837
Short-term borrowings                                                                               2,501            6,000
Accrued expenses and other liabilities                                                              1,393            1,408
Long-term debt                                                                                     11,725           16,225
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                 165,975          163,470

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A , issued and outstanding 8 shares in 2000 and 1999                            200              200
               Series C , issued and outstanding 108 shares in 2000 and 1999                           27               27
               Series D , issued and outstanding 3,208 shares in 2000 and 1999                        820              820
        Common stock, par value $10: Authorized 400,000 shares;
           122,030 shares issued in 2000, and  120,130 shares issued in 1999
           121,421 shared outstanding in 2000,  and 119,571 shares outstanding in 1999              1,220            1,201
       Surplus                                                                                        968              950
       Retained earnings                                                                            6,763            6,524
       Accumulated other comprehensive (loss) income, net of tax                                     (748)            (679)
       Treasury stock, at cost - 609 shares and 559 shares in 2000 and 1999, respectively             (18)             (17)
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                          9,232            9,026
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 175,207        $ 172,496
============================================================================================================================


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)                        JUNE 30,                         JUNE 30,
                                                           -------------------------       ---------------------------

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                   2000            1999            2000             1999
======================================================================================================================

INTEREST INCOME
Interest and fees on loans                                 $   1,797       $   1,509       $   3,552        $   3,021
Interest on Federal funds sold and securities
        purchased under agreements to resell                     203              73             316              175
Interest on deposits with banks                                    8               -              37               24
Interest and dividends on investment securities:
        Taxable                                                1,003             924           2,033            1,791
        Tax-exempt                                                93              56             174              114
----------------------------------------------------------------------------------------------------------------------
Total interest income                                          3,104           2,562           6,112            5,125
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                           1,348             957           2,732            1,871
Interest on short-term borrowings                                 75              33             135               66
Interest on long-term debt                                       167             219             353              438
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                         1,590           1,209           3,220            2,375
----------------------------------------------------------------------------------------------------------------------

Net interest income                                            1,514           1,353           2,892            2,750
Provision for loan losses                                         45             141             349              184
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                       1,469           1,212           2,543            2,566
----------------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                              160             149             303              276
Other income                                                     201             206             437              477
Net gains (losses) on sales of investment securities               8               -              (5)              15
----------------------------------------------------------------------------------------------------------------------
Total other operating income                                     369             355             735              768
----------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                             764             697           1,512            1,370
Occupancy expense                                                108              97             221              199
Equipment expense                                                127             106             231              206
Other expenses                                                   465             373             897              777
----------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                 1,464           1,273           2,861            2,552
----------------------------------------------------------------------------------------------------------------------


Income  before income tax expense                                374             294             417              782
Income tax expense                                               118             110              91              269
======================================================================================================================

NET INCOME                                                 $     256       $     184       $     326        $     513
======================================================================================================================

NET INCOME PER COMMON SHARE

Basic                                                      $    2.11       $    1.56       $    1.98        $    3.43
Diluted                                                         1.92            1.42            1.82             3.12
======================================================================================================================

Basic average common shares outstanding                      121,306         118,221         120,438          118,221
Diluted average common shares outstanding                    135,156         132,071         134,288          132,071
======================================================================================================================


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                                    Accumulated
                                                                                                          Other
                                                        Common               Preferred  Retained  Comprehensive  Treasury
Dollars in thousands, except per share data              Stock     Surplus     Stock    Earnings  Income (Loss)     Stock     Total
====================================================================================================================================

BALANCE, DECEMBER 31, 1998                             $  1,188   $    938   $  1,547   $  6,442    $     25    $    (17)  $ 10,123
Comprehensive income:
  Net income                                                  -          -          -        513           -           -        513
  Unrealized loss on securities available for sale,
    net of tax                                                -          -          -          -        (391)          -       (391)
                                                                                                                           ---------
                                                                                                                                122
  Total comprehensive income, net of tax
Dividends paid on preferred stock                             -          -          -       (107)          -           -       (107)
Dividends paid on common stock                                -          -          -       (213)          -           -       (213)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                                 $  1,188   $    938   $  1,547   $  6,635    ($   366)   $    (17)  $  9,925
====================================================================================================================================

BALANCE, DECEMBER 31, 1999                             $  1,201   $    950   $  1,047   $  6,524    ($   679)   ($    17)  $  9,026
Comprehensive income:
   Net income                                                 -          -          -        326           -           -        326
   Unrealized loss on securities available for sale,
     net of tax                                               -          -          -          -         (69)          -        (69)
                                                                                                                           ---------
   Total comprehensive income, net of tax                     -          -          -          -           -           -        257
Proceeds from issuance of common stock                       19         18          -          -           -           -         37
Purchase of treasury stock                                    -          -          -          -           -          (1)        (1)
Dividends paid on preferred stock                             -          -          -        (87)          -           -        (87)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                                 $  1,220   $    968   $  1,047   $  6,763    ($   748)   ($    18)  $  9,232
====================================================================================================================================


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 -------------------------------

IN THOUSANDS                                                                        2000               1999
================================================================================================================

OPERATING ACTIVITIES
Net income                                                                             $326                $513
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                       229                 199
    Provision for loan losses                                                           349                 184
    Premium amortization
         on investment securities                                                        12                  38
    Net losses (gains) on sales and early redemptions of investment securities            5                 (15)
    Gains on loans held for sale                                                        (10)                (21)
Loans originated for sale                                                              (113)               (380)
Proceeds from sales of loans held for sale                                              415                 762
Increase in accrued interest receivable                                                (115)                (94)
Deferred income tax benefit                                                             (40)                (12)
Increase in other assets                                                               (604)               (111)
Decrease in accrued expenses and other liabilities                                      (15)                (30)
----------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               439               1,033
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
(Increase) decrease in loans                                                         (4,220)                910
Increase (decrease) in interest bearing deposits with banks                           2,164              (2,297)
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and calls                                   2,235              11,692
Proceeds from maturities of investment securities held to maturity,
      including sales, principal payments and calls                                   4,120               7,154
Purchases of investment securities available for sale                                (3,270)            (16,143)
Purchases of investment securities held to maturity                                  (1,978)             (7,005)
Purchases of premises and equipment                                                    (103)               (173)
Decrease in other real estate owned, net                                                 56                  61
----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (996)             (5,801)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Purchase of deposits                                                                  8,339                   -
Decrease in long-term debt                                                           (4,500)                  -
Increase (decrease) in deposits                                                       2,180             (11,027)
(Decrease) Increase in short-term borrowings                                         (3,499)              5,982
Dividends paid on preferred stock                                                       (87)               (107)
Dividends paid on common stock                                                            -                (213)
----------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                   2,433              (5,365)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  1,876             (10,133)

Cash and cash equivalents at beginning of period                                     11,609              21,967
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $13,485             $11,834
================================================================================================================

CASH PAID DURING THE YEAR:
Interest                                                                             $3,306              $2,458
Income taxes                                                                            320                 339


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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

3.  Net income per common share

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of dilutive convertible subordinated debentures.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 2000 increased to $175.2 million from $172.5 million at the end of 1999, due primarily to the acquisition of a branch office with $8.3 million in deposits from a savings bank in Roosevelt, New York, offset in part by early redemptions of long-term debt by the Federal Home Loan Bank. The acquisition was the Corporation's first interstate purchase and, as a result, City National Bank of New Jersey became the second interstate minority-owned bank in the country.

Investments

The investment securities available for sale ("AFS") portfolio increased slightly to $36.4 at June 30, 2000 from $35.5 million at the end of 1999, while the net related unrealized loss rose to $748,000 from $679,000. The investments held to maturity("HTM") portfolio decreased to $30.9 million at June 30, 2000 from $33 million at the end of 1999 due primarily to maturities that were not reinvested in the portfolio. The related unrealized loss in the HTM portfolio declined from $2 million at the end of 1999 to $1.7 million at June 30, 2000 and included $1.3 million attributable to $18.5 million of callable agency bonds. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation.

Loans

Loans rose $2.8 million, to $85.3 million at June 30, 2000 from December 31,1999 after reflecting loan charge-offs, while average loans increased 14.6% to $82.6 million for the first half of 2000 from $72.1 million in the first half of 1999. Loans held for sale decreased to $113,000 at June 30, 2000 from $405,000 at the December 31, 1999 All loans held for sale at the end of 1999 were sold during the first quarter of 2000.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

                                            Three Months               Six Months
                                            Ended June 30,            Ended June 30,
(Dollars in thousands)                    2000         1999         2000         1999
--------------------------------------------------------------------------------------
Balance at beginning of period           $  929       $1,075       $1,975       $1,075
Provision for loan losses                    45          141          349          141
Recoveries of previous charge-offs           23           17           57           17
                                         ------       ------       ------       ------
                                            997        1,233        2,381        1,233
Less: Charge-offs                            89           33        1,473           33
                                         ------       ------       ------       ------
Balance at end of period                 $  908       $1,200       $  908     $ $1,200
                                         ======       ======       ======       ======

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

                                        June 30,     December 31,     June 30,
(Dollars in thousands)                    2000           1999           1999
------------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                                1.07%          2.40%          1.70%

Total nonperforming loans                 69.79%         71.40%         75.76%
Total nonperforming assets
  (nonperforming loans and OREO)          46.73%         57.02%         56.79%

Net charge-offs as a percentage
  of average loans (year-to-date)          1.71%           .47%           .55%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued and nonaccrual loans. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans past due 90 days or more and accruing.

                                    June 30,   December 31,   June 30,
(Dollars in thousands)                2000         1999         1999
---------------------------------------------------------------------
Nonaccrual loans
Commercial                           $  727       $2,093       $  834
Installment                               8            5            -
Real estate                             324          441          406
                                     ------       ------       ------
Total                                 1,059        2,539        1,240
                                     ------       ------       ------

Loans past due 90 days
  or more and still accruing
Commercial                                -            -            -
Installment                              17            -            -
Real estate                             225          227          344
                                     ------       ------       ------
Total                                   242          227          344
                                     ------       ------       ------
Total nonperforming loans             1,301        2,766        1,584
                                     ------       ------       ------
Troubled debt restructurings              -            -        1,261
                                     ------       ------       ------
Total nonperforming loans and
  troubled debt restructurings       $1,252       $2,766       $2,845
                                     ======       ======       ======

Nonperforming assets are generally secured by small commercial real estate properties. Nonaccrual loans declined significantly during the 2000 first half due to the charge-off in the first quarter of $1.3 million of impaired loans to a single borrower that had previously been restructured.

There were no impaired loans at June 30, 2000, while impaired loans totalled $1.3 million at December 31,1999, all of which were charged off in the first quarter of 2000. The related reserves allocated to these loans amounted to $955,000 at December 31, 1999. Impaired loans averaged $550,000 for the first half of 2000 and $190,000 for the first half of 1999.

DEPOSITS

Total deposits rose $10.6 million, or 7.6% to $150.4 million at June 30, 2000 from $139.8 million at the end of 1999, while average deposits rose 17.9%, to $148.1.million for the first half of 2000 from $125.6 million for the first half of 1999. The major sources of the growth in deposits were from the aforementioned branch acquisition along with increased municipal time deposit balances. Average demand deposits rose $3.7 million, or 17.9% due to increased municipal and commercial account activity. Savings deposits rose to $61.2 million at June 30, 2000 from $34.7 million at the end of 1999, while time deposits declined to $65.4 million at the end of June, 2000 from $84.5 million at December 31, 1999. Both changes occurred due to shifts in municipal deposit account balances.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2000. These accounts are used for operating and short-term investment purposes. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

While total short-term borrowings decreased from $6 million at December 31, 1999 to $2.5 million at the end of the 2000 second quarter, the average balances were $2.9 million for the first six months of 1999 compared to $4.6 million for the first half of 2000. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

Long-term debt

Long-term debt decreased from $16.2 million at 1999 year-end to $11.7 million at June 30, 2000, while average long-term debt declined from $15.7 million for the first six months of 1999 to $12.4 million for the first half of 2000. The decreases occurred due to early redemptions of callable Federal Home Loan Bank advances.

Capital

Stockholders' equity amounted to $9.2 million at June 30, 2000 compared to $9 million at December 31,1999, while stockholders' equity as a percentage of total assets was 5.27% at June 30, 2000 compared to 5.23% at December 31, 1999.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At June 30, 2000, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 9.61% and 11.23%, respectively.

RESULTS OF OPERATIONS

Net income rose 39.1% to $256,000 for the second quarter of 2000 from $184,000 for the same 1999 quarter due primarily to an 11.9% increase in net interest income. Related earnings per share on a diluted basis were $2.11 and $1.92. Net income declined to $326,000 in the first half of 2000 from $513,000 for the similar 1999 period due to an increased first quarter 2000 loan loss provision compared to the first quarter of 1999. Related earnings per share on a diluted basis decreased to $1.82 from $3.12.

Net interest income

In the first half of 2000, net interest income on a tax equialvent basis rose 5.2% from the same 1999 period, while the related net interest margins were 3.64% compared to 3.90%. The increased income resulted from higher levels of earnings assets, while the lower interest margin was due to pressures from a higher interest rate environment. Net interest income on a tax equivalent basis rose 11.2% in the second quarter of 2000 compared to the second quarter of 1999, while the net interest margin in the 2000 second quarter increased slightly to 3.89% compared to 3.86% a year ago.

Interest income on a tax equivalent basis rose 19.6% in the first half of 2000 compared to the first half of 1999 due to the increased earning asset levels. Interest expense rose 35.6% between the same periods due to higher interest-bearing liability levels. The yield on earning assets rose 39 basis points, to 7.58% from 7.19%, while the average rated paid increased 72 basis points, from 3.88% to 4.60% with both increases resulting from a higher interest rate environment.


Other operating income

Other operating income, including the results of investment securities transactions, was relatively unchanged in the second quarter of 2000 compared to the similar 1999 period, while such income declined 4.3% during the six months ended June 30, 2000.compared to the 1999 first half, due primarily to the receipt in 1999 of $51,000 from the U.S. Department of Treasury, under its Bank Enterprise Award Program. This program provides financial incentives to banks making qualifying loans in distressed communities. No such income was received in 2000.

Other operating expenses

Other operating expenses rose 15% for the second quarter of 2000 to $1,464,000 from $1,273,000 in the second quarter of 1999, with the increase attributable primarily to higher salaries and benefit expenses, along with increased collection costs. Merit increases, along with staffing increases resulting from product and branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the higher benefit expense. First half 2000 other operating expenses rose 12.1%, to $2,861,000 from $2,552,000 a year earlier for the same reasons that caused the second quarter increase, as well as from higher legal fees incurred in the first quarter of 2000 compared with the same quarter in 1999

Income tax expense

Income tax expense rose in the second quarter of 2000 from the similar 1999 quarter due to higher taxable income levels, while income tax expense as a percentage of pretax income declined to 31.6% from 37.4% as a result of increased tax-exempt income. Income tax expense for the first half of 2000 decreased from prior year levels due to lower taxable income levels, while income tax expense as a percentage of pretax income decreased due to higher tax-exempt interest income.

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

The major contribution during the first half of 2000 from operating activities to the Corporation's liquidity came from proceeds from sales of loans held for sale, while the highest use of cash was for other assets.

Net cash used in investing activities was primarily for loan originations, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity.

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

Based on the results of the most recent interest simulation model, if interest rates increased or decreased 100 basis points from current rates in an immediate and parallel shock, the Corporation would anticipate a decrease of $60,000 in net interest income and an increase of $31,000 in net interest income, respectively. The results do not represent a material change from the amounts previously reported as of December 31, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 25, 2000. The stockholders voted upon the election of one person, named in the proxy statement, to serve as a director of the Corporation for three years. The director was elected at the Annual Meeting with 74,569 votes "For" and 182 votes "Abstained". There were no votes "Against". The terms of the following directors were continued after the Annual Meeting: Douglas E. Anderson, Barbara Bell-Coleman, Eugene Giscombe, Norman Jeffries, Louis Prezeau and Lemar Whigham.

Stockholders also voted upon the ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2000. Stockholders voted 74,690 shares "For" the proposal and 61 votes "Abstained". There were no votes "Against".

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

       (10)(d) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 18, 2000 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

       (10)(p) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 18, 2000. (Incorporated herein by reference to Exhibit 10 (d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

       (11) Statement regarding computation of per share earnings. The required information is included on page 15.

       (24)     Power of Attorney is located on the signature page.

       (27)     Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ending June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


       CITY NATIONAL BANCSHARES CORPORATION
       (Registrant)

       August 11, 2000   /s/ EDWARD R. WRIGHT
                         ----------------------
                         Edward R. Wright
                         Senior Vice President and Chief Financial
                         Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


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

       (10)(d) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 18, 2000 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

       (10)(p) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 18, 2000. (Incorporated herein by reference to Exhibit 10 (d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

       (11) Statement regarding computation of per share earnings. The required information is included on page 15.

       (24)     Power of Attorney is located on the signature page.

       (27)     Financial Data Schedule.