Form 10-Q
period 2000-09-30
CITY NATIONAL BANCSHARES CORP
filed 2000-11-15
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

Yes     X            No

The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 12, 2000 was approximately $1,523,325

There were 121,406 shares of common stock outstanding at November 12, 2000.

Index                                                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet (Unaudited) as of September 30, 2000 and December 31, 1999 ..................             3

         Consolidated Statement of Income (Unaudited) for the Three and Nine Months Ended September 30, 2000 and
         1999....................................................................................................             5

         Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the Nine Months Ended
         September 30, 2000 and 1999.............................................................................             7

         Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended
         September 30, 2000 and 1999.............................................................................             8

         Notes to Consolidated Financial Statements (Unaudited) .................................................            10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..................................................................................            11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............................................            15

PART II. OTHER INFORMATION.......................................................................................            16

Item 1. Legal Proceedings........................................................................................            16

Item 6. Exhibits and Reports on Form 8-K.........................................................................            16

Signatures ......................................................................................................            18

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                                 September 30,     December 31,
Dollars in thousands, except per share data                                                          2000              1999
===============================================================================================================================
ASSETS

Cash and due from banks                                                                           $   3,382         $   6,209
Federal funds sold                                                                                   15,500             5,400
Interest bearing deposits with banks                                                                    219             2,286
Investment securities available for sale                                                             34,549            35,458
Investment securities held to maturity (Market value of $28,821
       at September 30, 2000 and $31,051 at December 31, 1999)                                       30,420            33,017
Loans held for sale                                                                                      32               405
Loans                                                                                                85,246            82,446
Less: Reserve for loan losses                                                                         1,042             1,975
-----------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                            84,204            80,471
-----------------------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                                           3,547             3,709
Accrued interest receivable                                                                           1,559             1,295
Other real estate owned                                                                                 642               698
Other assets                                                                                          4,124             3,548
-----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                      $ 178,178         $ 172,496
=============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                     $  22,086         $  20,625
       Savings                                                                                       63,262            34,719
       Time                                                                                          67,001            84,493
-----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                      152,349           139,837
Short-term borrowings                                                                                 4,158             6,000
Accrued expenses and other liabilities                                                                1,506             1,408
Long-term debt                                                                                       10,725            16,225
-----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                   168,738           163,470

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A, issued and outstanding 8 shares in 2000 and 1999                               200               200
               Series C, issued and outstanding 108 shares in 2000 and 1999                              27                27
               Series D, issued and outstanding 3,280 shares in 2000 and 1999                           820               820
        Common stock, par value $10: Authorized 400,000 shares;
              122,030 shares issued in 2000, and 120,130 shares issued in 1999,
              121,406 shares outstanding in 2000, and 119,571 shares outstanding in 1999              1,220             1,201
       Surplus                                                                                          968               950
       Retained earnings                                                                              6,774             6,524
       Accumulated other comprehensive loss                                                            (550)             (679)
       Treasury stock, at cost - 624 shares and 559 shares in 2000 and 1999, respectively               (19)              (17)
-----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                            9,440             9,026
-----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 178,178         $ 172,496
=============================================================================================================================


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA               2000           1999            2000           1999
==============================================================================================================
INTEREST INCOME
Interest and fees on loans                             $   1,919      $   1,500       $   5,471      $   4,521
Interest on federal funds sold and securities
        purchased under agreements to resell                  94             85             410            260
Interest on other short-term investments                       2             --              39             49
Interest and dividends on investment securities:
        Taxable                                              979            983           3,012          2,774
        Tax-exempt                                            93             48             267            162
--------------------------------------------------------------------------------------------------------------
Total interest income                                      3,087          2,616           9,199          7,766
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                       1,340          1,128           4,072          2,999
Interest on short-term borrowings                             42             25             177             91
Interest on long-term debt                                   164            230             517            668
--------------------------------------------------------------------------------------------------------------
Total interest expense                                     1,546          1,383           4,766          3,758
--------------------------------------------------------------------------------------------------------------

Net interest income                                        1,541          1,233           4,433          4,008
Provision for loan losses                                    130            301             479            485
--------------------------------------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                   1,411            932           3,954          3,523
--------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                          211            174             514            450
Other income                                                 106            173             543            650
Net gains on sales of investment securities                    8              1               3             16
--------------------------------------------------------------------------------------------------------------
Total other operating income                                 325            348           1,060          1,116
--------------------------------------------------------------------------------------------------------------


OTHER OPERATING EXPENSES
Salaries and other employee benefits                         779            738           2,291          2,108
Occupancy expense                                            139            101             360            300
Equipment expense                                            117            115             348            321
Other expenses                                               399            356           1,296          1,133
--------------------------------------------------------------------------------------------------------------
Total other operating expenses                             1,434          1,310           4,295          3,862
--------------------------------------------------------------------------------------------------------------

Income (loss) before income tax expense (benefit)            302            (30)            719            777
Income tax expense (benefit)                                  66            (42)            157            227
==============================================================================================================

NET INCOME                                             $     236      $      12       $     562      $     550
==============================================================================================================

NET INCOME PER COMMON SHARE

Basic                                                  $    1.94      $    0.10       $    3.93      $    3.72
Diluted                                                     1.78           0.11            3.62           3.41
==============================================================================================================

Basic average common shares outstanding                  121,415        120,130         120,766        119,235
Diluted average common shares outstanding                133,915        132,630         133,266        132,630
==============================================================================================================


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                                Accumulated
                                                                                                   Other
                                                     Common             Preferred  Retained    Comprehensive   Treasury
Dollars in thousands, except per share data          Stock    Surplus     Stock    Earnings    Income (Loss)     Stock       Total
===================================================================================================================================
BALANCE, DECEMBER 31, 1998                          $ 1,188   $   938   $  1,547   $  6,442      $     25      $    (17)   $ 10,123
Comprehensive income:
Net income                                               --        --         --        550            --            --         550
Unrealized loss on securities available for sale,
   net of tax                                            --        --         --         --          (547)           --        (547)
                                                                                                                            -------
  Total comprehensive income, net of tax                                                                                          3
Redemption of preferred stock                                               (500)                                              (500)
Proceeds from issuance of common stock                   13        12                                                            25
Dividends paid on preferred stock                        --        --         --       (107)           --            --        (107)
Dividends paid on common stock                           --        --         --       (213)           --            --        (213)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                         $ 1,201   $   950   $  1,047   $  6,672      $   (522)     $    (17)   $  9,331
===================================================================================================================================

BALANCE, DECEMBER 31, 1999                          $ 1,201   $   950   $  1,047   $  6,524      $   (679)     $    (17)   $  9,026
Comprehensive income:
Net income                                               --        --         --        562            --            --         562
Unrealized gain on securities available for sale,
   net of tax                                            --        --         --         --           129            --         129
                                                                                                                            -------
  Total comprehensive income, net of tax                                                                                        691
Proceeds from issuance of common stock                   19        18                                                            37
Purchase of treasury stock                                                                                           (2)         (2)
Dividends paid on preferred stock                        --        --         --        (87)           --            --         (87)
Dividends paid on common stock                           --        --         --       (225)           --            --        (225)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                         $ 1,220   $   968   $  1,047   $  6,774      $   (550)     $    (19)   $  9,440

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -------------------------
IN THOUSANDS                                                                        2000             1999
===========================================================================================================
OPERATING ACTIVITIES
Net income                                                                        $    562         $    550
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                      343              308
    Provision for loan losses                                                          479              485
    Premium amortization on investment securities                                       13               57
    Net gains on sales and early redemptions of investment securities                   (3)             (16)
    Gains on sales of loans held for sale                                              (15)             (21)
Loans originated for sale                                                             (437)            (967)
Proceeds from sales of loans held for sale                                             825              985
Increase in accrued interest receivable                                               (264)            (157)
Deferred income tax benefit                                                           (112)            (361)
Increase in other assets                                                              (551)            (175)
Increase in accrued expenses and other liabilities                                      98              451
-----------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                              938            1,139
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

(Increase) decrease in loans                                                        (4,212)           1,098
Decrease (Increase) in interest bearing deposits with banks                          2,067           (2,313)
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and calls                                  6,507           14,450
Proceeds from maturities of investment securities held to maturity,
      including principal payments and calls                                         4,560            8,279
Purchases of investment securities available for sale                               (5,378)         (19,002)
Purchases of investment securities held to maturity                                 (1,977)          (8,498)
Purchases of premises and equipment                                                   (181)            (289)

Decrease in other real estate owned, net                                                56               70
-----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                  1,442           (6,205)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Purchase of deposits                                                                 8,339               --
Increase (decrease) in deposits                                                      4,173          (13,431)
Decrease in long-term debt                                                          (5,500)             (24)
(Decrease) Increase in short-term borrowings                                        (1,842)           4,734
Proceeds from issuance of common stock                                                  37               25
Purchase of treasury stock                                                              (2)              --
Dividends paid on preferred stock                                                      (87)            (107)
Dividends paid on common stock                                                        (225)            (213)
-----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                  4,893           (9,016)
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 7,273          (14,082)

Cash and cash equivalents at beginning of period                                    11,609           21,967
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 18,882         $  7,885
===========================================================================================================

CASH PAID DURING THE YEAR:
Interest                                                                          $  4,811         $  2,958
Income taxes                                                                           320              449

NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned                                            --              103
Conversion of preferred stock into long-term debt                                       --              500


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.  Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiary, City National Bank of New Jersey (the "Bank" or "CNB"). All intercompany accounts and transactions have been eliminated in consolidation.

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1999 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to 2000 financial presentations.

3. Net income per common share

The following table presents the computation of net income per common share.

                                                Three Months Ended               Nine Months Ended
                                                    September 30,                  September 30,
In thousands, except per share data             2000            1999            2000            1999
                                              --------        --------        --------        --------
Net income                                    $    236        $     12        $    562        $    550
Dividends paid on preferred stock                 --              --                87             107
                                              --------        --------        --------        --------
Net income applicable to basic
  Common shares                                    236              12             475             443
Interest expense on convertible
  Subordinated debentures, net of
  Income taxes                                       2               3               8               9
                                              --------        --------        --------        --------
Net income applicable to diluted
 Common shares                                $    238        $     15        $    483        $    452
                                              ========        ========        ========        ========
NUMBER OF AVERAGE COMMON SHARES

Basic                                          121,415         120,130         120,766         119,235
                                              --------        --------        --------        --------
Diluted:
  Average common shares outstanding            121,415         120,130         120,766         119,235
  Average common shares converted from
    convertible subordinate debentures          12,500          12,500          12,500          13,395
                                              --------        --------        --------        --------
                                               133,915         132,630         133,266         132,630
                                              ========        ========        ========        ========
NET INCOME PER COMMON SHARE
Basic                                         $   1.94        $    .10        $   3.93        $   3.72
Diluted                                           1.78             .11            3.62            3.41

4. Recent accounting pronouncements

In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Corporation.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

City National Bank of New Jersey has been advised by the U.S. Department of the Treasury that the Bank has qualified for a $1.1 million grant under the Treasury's Bank Enterprise Award Program. This program provides financial incentives to banks making qualifying loans in distressed communities. At September 30, 2000, the Bank had disbursed loans qualifying the Bank to receive $806,000 of the aforementioned grant, which the Treasury has indicated will be paid by the end of 2000. The balance of the grant will be received when the Bank has provided documentation that the required amount of qualifying loans have been disbursed. The award has not been reflected in the financial statements and will be recorded when received.

On September 28, 2000, the Corporation paid a dividend of $1.85 per common share. This dividend was the sixth consecutive increased annual dividend paid since the Corporation resumed paying dividends in 1994.

FINANCIAL CONDITION

Total assets at September 30, 2000 rose $5.7 million to $178.2 million from $172.5 million at the end of 1999, due primarily to the acquisition on May 12, 2000 by City National Bank of a branch office with $8.3 million in deposits from a savings bank in Roosevelt, New York, offset in part by early redemptions of long-term debt by the Federal Home Loan Bank. The acquisition was City National Bank's first interstate purchase and, as a result, CNB became the second interstate minority-owned bank in the country.

Investments

The investment securities available for sale ("AFS") portfolio decreased slightly to $34.5 at September 30, 2000 from $35.5 million at the end of 1999, while the net related unrealized loss decreased to $550,000 from $679,000. The investments held to maturity ("HTM") portfolio decreased to $30.4 million at September 30, 2000 from $33 million at the end of 1999 due primarily to maturities that were not reinvested in the portfolio. The market value in the HTM portfolio declined from $2 million at the end of 1999 to $1.6 million at September 30, 2000 and included $1.3 million attributable to $18.5 million of callable agency bonds. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation.

Loans

Loans rose $2.8 million, to $85.2 million at September 30, 2000 from $82.4 at December 31, 1999, while average loans increased 16.3% to $84 million for the first nine months of 2000, from $72.2 million in the first nine months of 1999. Loans held for sale decreased to $32,000 at September 30, 2000 from $405,000 at December 31, 1999.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

(Dollars in thousands)                                      Three Months                          Nine Months
                                                         Ended September 30,                  Ended September 30,
                                                       2000              1999               2000             1999
                                                      ------            ------             ------           -------
Balance at beginning of period                          $908            $1,200             $1,975            $1,415
Provision for loan losses                                130               301                479               485
Recoveries of previous charge-offs                        24               120                 81               148
                                                      ------            ------             ------            ------
                                                       1,062             1,621              2,535             2,048
Less: Charge-offs                                         20                21              1,493               448
                                                      ------            ------             ------            ------
Balance at end of period                              $1,042            $1,600             $1,042            $1,600
                                                      ======            ======             ======            ======

Management believes that the reserve for loan losses is adequate based on the ongoing evaluation of the probable estimated losses inherent in the loan portfolio. This evaluation includes consideration of past loan loss experience, the level and composition of nonperforming loans, collateral adequacy, and general economic conditions, including the effect of such conditions on particular industries.

While management uses available information to determine the adequacy of the reserve, future additions may be necessary based on changes in economic conditions or in subsequently occurring events unforeseen at the time of evaluation.

                                           September 30,       December 31,       September 30,
(Dollars in thousands)                         2000                1999                1999
                                               -----               -----               -----
Reserve for loan losses as a percentage of:

Total loans                                     1.22%               2.40%               2.28%
Total nonperforming loans                      84.99%              71.40%              61.16%
Total nonperforming assets
  (nonperforming loans and OREO)               55.78%              57.02%              49.40%
Net charge-offs as a percentage
  of average loans (year-to-date)               1.68%                .47%                .53%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued and nonaccrual loans. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans.

                                       September 30,      December 31,        September 30,
(Dollars in thousands)                     2000                1999                1999
                                          ------              ------              ------
Nonaccrual loans

Commercial                                $  587              $2,093              $2,093
Installment                                   21                   5                --
Real estate                                  279                 441                 399
                                          ------              ------              ------
Total                                        887               2,539               2,492
                                          ------              ------              ------
Loans past due 90 days
  or more and still accruing
Commercial                                     7                --                  --
Installment                                   17                --                    10
Real estate                                  315                 227                 114
                                          ------              ------              ------
Total                                        339                 227                 124
                                          ------              ------              ------
Total nonperforming loans                 $1,226              $2,766              $2,616
                                          ======              ======              ======

Nonperforming assets are generally secured by small commercial real estate properties. Nonaccrual loans declined significantly during the first three quarters of 2000 due to the charge-off in the first quarter of $1.3 million of impaired loans to a single borrower that had previously been restructured.

Impaired loans totalled $447,000 at September 30, 2000, while impaired loans amounted to $1.3 million at December 31, 1999, all of which were charged off in the first quarter of 2000. The related reserves allocated to these loans amounted to $172,000 at September 30, 2000 and $955,000 at December 31, 1999. Impaired loans averaged $651,000 for the first nine months of 2000 and $278,000 for the first nine months of 1999.

Deposits

Total deposits rose $12.5 million, or 8.9% to $152.3 million at September 30, 2000 from $139.8 million at the end of 1999, while average deposits rose 17.3%, to $147.6 million for the first nine months of 2000, from $125.8 million for the first nine months of 1999. The major sources of the growth in deposits were from the aforementioned branch acquisition along with increased municipal time deposit balances. Total demand deposits rose 7.1%, while average demand deposits rose $4.9 million, or 24.6% due to increased municipal and commercial account volume. Total savings deposits increased 82.2% from $34.7 million at December 31, 1999 to $63.3 million at September 30, 2000, while average savings deposits rose to $48.6 million from $40.8 million for the first nine months of 1999. Both increases resulted primarily from higher Super NOW account balances. The deposit acquisition contributed $3.5 million and $3 million to the 2000 balances, respectively. Total time deposits declined to $67 million at the end of September 2000 from $84.5 million at December 31, 1999, although average time deposits increased to $73.1 million for the first nine months of 2000 from $66.4 for the first nine months of 1999. Both changes occurred due to changes in municipal deposit account balances, as the Bank commenced a planned reduction in these balances in the second quarter of 2000, while the deposit acquisition contributed $1.4 million in increases in actual balances and $4.5 million in average balance increases.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2000. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

While total short-term borrowings decreased from $6 million at December 31, 1999 to $4.2 million at the end of the 2000 third quarter, the average balances were $2.6 million for the first nine months of 1999 compared to $4 million for the first nine months of 2000. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

Long-term debt

Long-term debt decreased from $16.2 million at 1999 year-end to $10.7 million at September 30, 2000, while average long-term debt declined from $15.9 million for the first nine months of 1999 to $12 million for the first nine months of 2000. The decreases occurred due to early redemptions of callable Federal Home Loan Bank advances.

Capital

Stockholders' equity amounted to $9.4 million at September 30, 2000 compared to $9 million at December 31, 1999, while stockholders' equity as a percentage of total assets was 5.30% at September 30, 2000 compared to 5.23% at December 31, 1999.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At September 30, 2000, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 9.59% and 11.33%, respectively.

RESULTS OF OPERATIONS

Net income rose to $236,000 in the third quarter of 2000 from $12,000 for the same 1999 quarter due primarily to a reduction in the provision for loan losses. Related earnings per share on a diluted basis were $1.78 and $.11. Net income rose to $562,000 for the first nine months of 2000 from $550,000 for the similar 1999 period due primarily to a 10.6% increase in net interest income. Related earnings per share on a diluted basis increased to $3.62 from $3.41.

Net interest income

For the first nine months of 2000, net interest income on a tax equivalent basis rose 11.7% from the same 1999 period, while the related net interest margins were 3.75% compared to 3.72%. The increased income resulted from higher levels of earnings assets, primarily from increased loan volume. Net interest income on a tax equivalent basis rose 25.8%, to $1.6 million in the third quarter of 2000 compared to $1.2 million in the third quarter of 1999, while the net interest margin in the 2000 third quarter rose 58 basis points to 3.97% compared to 3.39% a year ago.

Interest income on a tax equivalent basis rose 18.9% for the first nine months of 2000 compared to the first nine months of 1999 due to the increased earning asset levels. Interest expense rose 11.8% between the same periods due to higher interest bearing liability levels. A higher interest rate environment contributed to both the increase in interest income and the increase in interest expense. The yield on earning assets rose 24 basis points, to 7.82% from 7.58%, while the average rated paid increased 22 basis points, from 3.65% to 3.87%.

Other operating income

Other operating income, including the results of investment securities transactions, declined 6.6% in the third quarter of 2000 compared to the similar 1999 period, while such income declined 5% during the nine months ended September 30, 2000 compared to the 1999 first three quarters. Service charges on deposit accounts were higher in the third quarter of 2000 compared with the third quarter of 1999 as well as for the first nine months of 2000 compared to the first nine months of 1999, offset by lower fee income. Additionally, other operating income was lower for the first nine months of 2000 because of the receipt in the second quarter of 1999 of $51,000 from the U.S. Department of Treasury, under its Bank Enterprise Award Program. No such income was received in 2000.

Other operating expenses

Other operating expenses rose 9.5% for the third quarter of 2000 to $1,434,000 from $1,310,000 in the third quarter of 1999, with the increase attributable primarily to higher salaries and benefit expenses, along with increased marketing expenses. Merit increases, along with staffing increases resulting from product and branch expansion, contributed to the salary increase, while higher health insurance costs were the primary cause for the higher benefit expense. Other operating expenses rose 11.2%, to $4.3 million from $3.9 million a year earlier for the same reasons that caused the third quarter increase, as well as from higher legal fees incurred in the first quarter of 2000 compared with the same quarter in 1999.

Income tax expense

Income tax expense rose in the third quarter of 2000 from the similar 1999 quarter due to higher taxable income levels, while the related income tax expense as a percentage of pretax income was 21.9% compared to a tax benefit in 1999. Income tax expense for the first nine months of 2000 decreased from prior year levels due to lower taxable income levels, while income tax expense as a percentage of pretax income decreased to 21.8% from 29.2% due to higher tax-exempt interest income.

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

The major contribution during the first nine months of 2000 from operating activities to the Corporation's liquidity came from proceeds from sales of loans held for sale, while the highest use of cash was for other assets.

Net cash used in investing activities was primarily for purchases of investment securities for the available for sale portfolio, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale.

The primary source of funds from financing activities resulted from purchased deposits, while the highest use of cash in financing activities resulted from early redemptions of callable long-term debt.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of the Corporation's business, market risk consists primarily of its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk which have been established by policy. There are various strategies which may be used to reduce interest rate risk, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Corporation has no risk associated with off balance-sheet financial instruments.

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

Based on the results of the most recent interest simulation model, if interest rates increased or decreased 100 basis points from current rates in an immediate and parallel shock, the Corporation would anticipate a decrease of $145,000 in net interest income and an increase of $16,000 in net interest income, respectively. The results do not represent a material change from the amounts previously reported as of December 31, 1999. Both changes are within the acceptable limits established by the Corporation's interest rate risk management policy.

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

         (3)(c) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3) (c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

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

         (27)     Financial Data Schedule.

  (c) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     CITY NATIONAL BANCSHARES CORPORATION
     (Registrant)

     November 10, 2000    /s/ Edward R. Wright
                          ----------------------------------------------------
                          Edward R. Wright
                          Senior Vice President and Chief Financial
                          Officer (Principal Financial and Accounting Officer)