Form 10-K
period 2000-12-31
CITY NATIONAL BANCSHARES CORP
filed 2001-03-30
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

       (MARK ONE)
       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO

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


The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 28, 2001 was approximately $1,522,525.

There were 121,406 shares of common stock outstanding at March 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the definitive Proxy Statement for the 2001 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents

                                                                                                                   Page
                                                         PART I
Item 1.  Business.....................................................................................................3
Item 2.  Properties...................................................................................................5
Item 3.  Legal Proceedings............................................................................................5
Item 4.  Submission of Matters to a Vote of Security Holders..........................................................5

                                                        PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters....................................5
Item 6.  Selected Financial Data......................................................................................6
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................................7 - 13
Item 8.  Financial Statements and Supplementary Data............................................................14 - 27
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................................................................28

                                                        PART III

Item 10. Directors and Executive Officers of Registrant..............................................................28
Item 11. Executive Compensation......................................................................................28
Item 12. Security Ownership of Certain Beneficial Owners and Management..............................................28
Item 13. Certain Relationships and Related Transactions..............................................................28

                                                        PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................................28


Signatures...........................................................................................................30

PART I
ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2000, CNBC had consolidated total assets of $200.4 million, total deposits of $176.2 million and stockholders' equity of $10.2 million. Its only subsidiary is City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973. CNB has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB.

In May 2000, the Bank became the second interstate minority owned bank in the United States with the acquisition of a branch location in Roosevelt, Long Island from a savings bank.

CNB is a national banking association chartered in 1973 under the laws of the United States of America. CNB is minority owned and operated and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through three offices located in northern New Jersey. Deposit services include savings and checking accounts, certificates of deposit and money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.

In June, 2000 the United States Department of the Treasury certified City National Bank as a Community Development Financial Institution, or CDFI. This certification means that the Department of Treasury has formally recognized CNB for "having a primary purpose of promoting community development." CNB is one of only 33 banks in the country to receive this certification and the only bank in New Jersey to qualify for this distinction. Certification as a CDFI will bring certain financial benefits by proving financial incentives for expanding in lending and other community development efforts in the urban areas where the Bank's offices are located.

CNB specializes in providing credit and deposit services to businesses and individuals located within urban areas in New York and New Jersey, particularly in the Newark area.

The Bank does not have a trust department.

COMPETITION

The market for banking and bank related services is highly competitive. The Bank competes with other providers of financial services such as other bank holding companies, commercial banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressures. Competition is expected to intensify as a consequence of interstate banking laws now in effect or that may be in effect in the future. CNB competes by offering quality products and convenient services at competitive prices. CNB regularly reviews its products and locations and considers various branch acquisition prospects.
Management believes that as New Jersey's only African-American owned and controlled Bank, it has a unique ability to provide commercial banking services to that segment of the minority community.

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

EMPLOYEES

On December 31, 2000, CNBC and its subsidiary had 65 full-time equivalent employees. Management considers relations with employees to be satisfactory.

ITEM 2.  PROPERTIES

The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. The Bank has three other branch locations in New Jersey and one in the state of New York. Two of the locations are in leased space while the others are owned by the Bank.

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

Discovery has been completed and the case is expected to go to trial before the end of 2001. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is also too early to determine the amount CNB will ultimately recover, if any, under these insurance policies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000 there were no matters submitted to stockholders for a vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2000.

At February 21, 2001, the Corporation had 1,938 common stockholders of record.

On September 27, 2000, the Corporation paid a cash dividend of $1.85 per share to stockholders of record on September 7, 2000. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

FORM 10-K

THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K IS AVAILABLE WITHOUT CHARGE UPON WRITTEN REQUEST TO CITY NATIONAL BANCSHARES CORPORATION, EDWARD R. WRIGHT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, 900 BROAD STREET, NEWARK, NEW JERSEY, 07102.

TRANSFER AGENT
First City Transfer Company
P.O. Box 170
Iselin, New Jersey  08830

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY

Dollars in thousands, except per share data               2000         1999         1998         1997         1996
====================================================================================================================
YEAR-END BALANCE SHEET DATA:
Total assets                                            $200,442     $172,496     $164,901     $138,868     $134,951
Gross loans                                               90,653       82,446       71,440       56,947       57,128
Reserve for loan losses                                    1,200        1,975        1,415          825          750
Investment securities                                     65,930       68,475       63,966       62,360       60,863
Total deposits                                           176,169      139,837      137,943      119,717      115,854
Long-term debt                                            12,425       16,225       15,749        3,749        1,749
Stockholders' equity                                      10,235        9,026       10,123       10,032        8,287
====================================================================================================================
INCOME STATEMENT DATA:
Interest income                                         $ 12,477     $ 10,615     $  9,555     $  9,571     $  9,034
Interest expense                                           6,381        5,276        4,598        4,330        3,802
--------------------------------------------------------------------------------------------------------------------
Net interest income                                        6,096        5,339        4,957        5,241        5,232
Provision for loan losses                                    872          906        1,016          159           91
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                          5,224        4,433        3,941        5,082        5,141
Other operating income                                     2,547        1,492        1,297        1,199        1,147
Other operating expenses                                   6,239        5,330        4,999        4,630        4,839
====================================================================================================================
Income before income tax expense                           1,532          595          239        1,651        1,449
Income tax expense                                           452          193           13          582          504
====================================================================================================================
Net income                                              $  1,080     $    402     $    226     $  1,069     $    945
====================================================================================================================

PER COMMON SHARE DATA:
Net income per basic share                              $   8.21     $   2.48     $   1.25     $   8.98     $   8.31
Net income per diluted share                                7.52         2.34         1.22         8.11         7.51
Book value                                                 75.68        66.73        72.54        74.34        66.23
Dividends                                                   1.85         1.80         1.75         1.50         1.35

Basic average number of common shares
  outstanding                                            120,926      118,902      115,189      114,141      113,498
Diluted average number of common shares
  outstanding                                            133,426      131,402      129,039      127,991      127,348
Number of common shares outstanding at year-end          121,406      119,571      118,221      114,141      114,141

FINANCIAL RATIOS:
Return on average assets                                     .61%         .25%         .16%         .78%         .71%
Return on average common equity                            12.06         3.49         1.51        13.05        13.19
Stockholders' equity as a percentage of total assets        5.11         5.23         6.14         7.22         6.14
Dividend payout ratio                                      22.53        72.58       140.00        16.70        16.25
====================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Net income rose to $1,080,000 in 2000 compared to $402,000 in 1999 due primarily to the receipt in December, 2000 of an $879,000 award from the U.S. Treasury's Community Development Financial Institution Fund. The award was based on the Bank's lending efforts in qualifying lower income communities. Related earnings per common share on a diluted basis increased to $8.21 from $2.48. Without the award, net income would have totalled $552,000.

Total assets rose to $200.4 million at the end of 2000 from $172.5 million a year earlier due to the inclusion of a nonrecurring $26 million commercial deposit. Aside from the temporary increase in Federal Funds sold due to the aforementioned deposit, most of the asset growth occurred in loans, which grew 10%, and contributed to a 14.2% increase in net interest income.

INVESTMENTS

The investment securities available for sale ("AFS") portfolio declined 4.5%, to $33.9 million at December 31, 2000 from $35.5 million a year earlier, while the related gross unrealized net loss decreased to $442,000 from $1.1 million due to a reduction in interest rates.

The major change within the available for sale portfolio occurred in the mortgaged-backed portfolio, which decreased $5.2 million or 20.8% from the end of 1999 to year-end 2000. Partially offsetting this decline was a $3.6 million increase in U.S. Government securities, comprised primarily of variable-rate Small Business Administration guaranteed loan pooled certificates.

The investment securities held to maturity ("HTM") portfolio declined to $32.1 million at December 31, 2000 compared to $33 million a year earlier. Most of the decrease occurred in the U.S. Government agency portfolio, which included $275,000 of structured notes at December 31, 1999, all of which matured in 2000.

At December 31, 2000, the Bank held callable U.S. Government agency notes with a carrying value of $20.1 million, of which $18.5 million were included in the HTM portfolio. These notes are callable at par at various dates from 2001 through March, 2002. These callable securities reflect gross unrealized depreciation of $649,000, or more than 75% of the depreciation in the entire investment portfolio. Favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. Management believes that holding the callable securities will not have a significant impact upon the financial condition of the Corporation.

Reinvestment of proceeds from early redemptions of callable notes in a lower interest rate environment could have a significant impact on the operations of the Corporation. Measurement of this impact, along with other aspects of the Corporation's interest rate risk, is performed quarterly.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 2000 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.



INVESTMENT SECURITIES AVAILABLE FOR SALE             Maturing After One    Maturing After Five
                               Maturing Within      Year But Within        Years But Within     Maturing After
                                   One Year            Five Years             Ten Years            Ten Years       Total    Total
Dollars in thousands           Amount     Yield    Amount     Yield        Amount   Yield      Amount     Yield    Amount   Yield
==================================================================================================================================
U.S. Treasury securities
and U.S. Government agencies   $2,003     6.52%    $1,601      6.06%     $  --         --%    $ 3,160      7.66%  $  6,764   6.94%
Mortgage-backed securities       --        --       3,078      6.79         701      6.65      16,035      6.50     19,814   6.55
Obligations of state
  political and
  subdivisions(1)                --        --        --         --          --       --         2,311      7.97      2,311   7.97
Other debt securities            --        --        --         --          742     7.16        2,733      8.03      3,475   7.85
----------------------------------------------------------------------------------------------------------------------------------
Total amortized cost          2,003       6.52%    $4,679      6.54%     $1,443     6.92%     $24,239      6.96%   $32,364   6.87%
==================================================================================================================================

(1) Includes $250,000 of nontax-exempt securities with a 7.60% yield.

INVESTMENT SECURITIES HELD TO MATURITY             Maturing After One  Maturing After Five
                                Maturing Within      Year But Within     Years But Within   Maturing After
                                    One Year            Five Years           Ten Years          Ten Years       Total        Total
Dollars in thousands            Amount    Yield     Amount     Yield     Amount   Yield    Amount      Yield    Amount       Yield
==================================================================================================================================
U.S. Government agencies(1)     $  --       -- %    $  --        -- %    $ 6,168   6.72%   $12,399      6.67%   $18,567      6.69%
Obligations of state and
  political subdivisions         1,557     6.79        401      7.69           -    --       3,027      9.98      4,985      8.80
Mortgage-backed securities         162     5.04        957      6.17           -    --       5,379      6.24      6,498      6.20
Other debt securities              --       --         --        --        2,028   7.95       --         --       2,028      7.97
----------------------------------------------------------------------------------------------------------------------------------
Total amortized cost            $1,719     6.62%    $1,358      6.62%    $ 8,196   7.03%   $20,805      7.04%   $32,078      7.00%
==================================================================================================================================

(1) Includes $18.5 million of U.S. Government agency securities callable in 2001, all of which mature after five years.

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2000. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio increased to 6.78% at December 31, 2000 from 6.20% at December 31, 1999, while the yield on the HTM portfolio rose 41 basis points to 7.00% at December 31, 2000 from 6.59% at December 31, 1999. 70.1% of the total portfolio matures after ten years, compared to 72.7% in 1999.

CONSOLIDATED AVERAGE BALANCE SHEET WITH RELATED INTEREST AND RATES

                                                                2000                                            1999
                                                    Average                   Average               Average               Average
Tax equivalent basis; dollars in thousands          Balance    Interest        Rate                 Balance    Interest     Rate
===================================================================================================================================
ASSETS
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                      $ 10,491   $    646       6.16%                  $  7,981   $    396      4.97%
  Interest-bearing deposits with banks                   787         41       5.28                      1,771         76      4.27
  Investment securities:
    Taxable (1)                                       60,950      3,985       6.54                     62,048      3,770      6.08
    Tax-exempt                                         7,012        542       7.73                      4,526        326      7.19
-----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                       67,962      4,527       6.66                     66,574      4,096      6.15
-----------------------------------------------------------------------------------------------------------------------------------

  Loans (2,3):
    Commercial                                        29,408      2,532       8.61                     25,138      1,889      7.51
    Real estate                                       53,912      4,788       8.88                     47,650      4,175      8.76
    Installment                                        1,389        127       9.12                        902         94     10.40
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans                                       84,709      7,447       8.79                     73,690      6,158      8.36
-----------------------------------------------------------------------------------------------------------------------------------

    Total interest earning assets                    163,949     12,661        7.72                   150,016     10,726      7.15
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest earning assets:
  Cash and due from banks                              4,485                                            4,451
  Gross unrealized loss on investment
    securities available for sale                     (1,102)                                            (483)
  Reserve for possible loan losses                    (1,179)                                          (1,336)
  Other assets                                         9,582                                            7,117
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest earning assets                    11,786                                            9,749
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $175,735     12,661                              $159,765
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits (4)                              $ 52,430      1,276        2.43                  $ 40,597        791      1.95
  Time deposits (5)                                   71,648      4,204        5.87                    68,950      3,453      5.01
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                    124,078      5,480        4.42                   109,547      4,244      3.87
  Short-term borrowings                                3,481        210        6.03                     2,789        133      4.76
  Long-term debt                                      12,007        691        5.76                    15,989        899      5.62
-----------------------------------------------------------------------------------------------------------------------------------

  Total interest bearing liabilities                 139,566      6,381        4.57                   128,325      5,276      4.11
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing liabilities:
  Demand deposits                                     25,297                                           20,844
  Other liabilities                                    1,590                                              839
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest bearing liabilities               26,887                                           21,683
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity                                   9,282                                            9,757
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $175,735      6,381                              $159,765
===================================================================================================================================
Net interest income (tax equivalent basis)                        6,280        3.15                                5,450      3.04
Tax equivalent basis adjustments (6)                               (184)                                            (111)
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                             $ 6,096                                         $  5,339
===================================================================================================================================
Average rate paid to fund interest earning assets                              3.89                                           3.52
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income as a percentage of
   interest earning assets (tax equivalent basis)                             3.83%                                           3.63%
===================================================================================================================================

1 Includes investment securities available for sale and held to maturity at amortized cost

2  Includes nonperforming loans

3  Includes loan fees of $219,000 and $149,000 in 2000 and 1999, respectively

4 Includes noninterest bearing deposits maintained by a state governmental agency of $294,000 in 2000 and $369,000 in 1999

5 Includes noninterest bearing deposits maintained by corporations and U.S. governmental agencies of $- in 2000 and $1,582,000 in 1999

6 The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2000 and 1999

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

                                              2000 Net Interest Income Increase              1999 Net Interest Income Increase
                                                 (Decrease) from 1999 due to                    (Decrease) from 1998 due to
-------------------------------------------=====================================================================================
In thousands                                 Volume          Rate         Total              Volume         Rate         Total
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans:
  Commercial                                 $   321        $ 322        $   643             $   313        $(126)       $   187
  Real estate                                    549           64            613                 981         (308)           673
  Installment                                     51          (18)            33                  13            3             16
--------------------------------------------------------------------------------------------------------------------------------
Total loans                                      921          368          1,289               1,307         (431)           876
Taxable investment securities                    (67)         282            215                 407          (27)           380
Tax-exempt investment securities                 179           37            216                 (16)        --              (16)
Federal funds sold and securities
  purchased under agreements to resell           125          125            250                (225)         (32)          (257)
Interest-bearing deposits with banks             (42)           7            (35)                 86          (14)            72
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                          1,116          819          1,935               1,559         (504)         1,055
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Savings deposits                                (231)        (254)          (485)               (126)          63            (63)
Time deposits                                   (135)        (616)          (751)               (347)         (59)          (406)
Short-term borrowings                            (33)         (44)           (77)                 14           12             26
Long-term debt                                   224          (16)           208                (241)           6           (235)
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                          (175)        (930)        (1,105)               (700)          22           (678)
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                          $   941        $(111)       $   830             $   859        $(482)       $   377
================================================================================================================================

LOANS

Loans rose 10.0% to $90.6 million at December 31, 2000 from $82.4 million a year earlier. The increase resulted from a 57.4% increase in the commercial loan portfolio.

Loans held for sale decreased to $148,000 at December 31, 2000 from a year earlier. Loans sold totalled $810,000 in 2000 compared to $571,000 in 1999, while gains on loan sales declined to $15,000 in 2000 from $21,000 in 1999.

At December 31, 2000, loans to churches totalled $13.3 million, representing 14.7% of total loans outstanding, of which $10.9 million are included with commercial loans, while $2.4 million are included with real estate loans. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

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

While management believes that its loan portfolio is well secured and able to withstand a downturn in economic conditions, its effects will be carefully considered in making credit decisions in 2001.

MATURITIES AND INTEREST SENSITIVITIES OF LOANS

Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2000 is presented below.

                                           One Year
                           Due in One       Through     Due After
In thousands              Year or Less    Five Years    Five Years       Total
================================================================================
Commercial                     $ 6,854       $ 7,848       $13,141       $27,843
Real estate:
  Construction                   2,210           177          --           2,387
  Mortgage                       9,123        16,722        33,122        58,967
Installment                        417           491           548         1,456
--------------------------------------------------------------------------------
Total                          $18,604       $25,238       $46,811       $90,653
Loans at fixed
  Interest rates               $12,108       $16,659       $19,003       $47,770
Loans at variable
  Interest rates                 6,496         8,579        27,808        42,883
--------------------------------------------------------------------------------
Total                          $18,604       $25,238       $46,811       $90,653
================================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

Changes in the reserve for loan losses are summarized below.

Dollars in thousands                      2000         1999
=============================================================
Balance, January 1                       $ 1,975      $1,415
-------------------------------------------------------------
Charge-offs:
  Commercial loans                         1,538         411
  Real estate loans                          184          68
  Installment loans                           15          24
-------------------------------------------------------------
Total                                      1,737         503
-------------------------------------------------------------
Recoveries:
  Commercial loans                            58         137
  Real estate loans                           21           4
  Installment loans                           11          16
-------------------------------------------------------------
Total                                         90         157
-------------------------------------------------------------
Net charge-offs                           (1,647)       (346)
Provision for  loan
  losses charged to operations               872         906
-------------------------------------------------------------
Balance, December 31                      $1,200      $1,975
=============================================================
Net charge-offs as a
  percentage of average loans               1.94%        .47%
Reserve for loan losses as a
  percentage of loans                       1.32        2.40
Reserve for loan losses as a
  percentage of nonperforming loans       171.18       71.40
=============================================================

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

The reserve represented 1.32% of total loans at December 31, 2000 compared to 2.40% a year earlier. The decrease in the reserve resulted from the charge-off of $1.3 million of loans to a single borrower that had been considered impaired at December 31, 1999.

ALLOCATION OF THE RESERVE FOR LOAN LOSSES
The reserve for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31:

                               2000                      1999
========================================================================
                                  Percentage                 Percentage
                                     of Loan                    of Loan
                                    Category                   Category
                                    to Gross                   to Gross
Dollars in thousands    Amount         Loans        Amount        Loans
========================================================================
Commercial              $  405         30.67%       $1,492        21.41%
Real estate                444         67.73           386        77.60
Installment                 30          1.60            17          .99
Unallocated                321           -              80          -
------------------------------------------------------------------------
Total                   $1,200        100.00%       $1,975       100.00%
========================================================================

Reserve allocations are subject to change based on the levels of classified loans in each segment of the portfolio. The minimum levels of reserves by internal loan classification are .25% for pass loans, 1% for special mention loans, 5% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio.

NONPERFORMING ASSETS

Information pertaining to nonperforming assets at December 31 is summarized below:

In thousands                                2000         1999
=============================================================
Nonperforming loans
  Commercial                              $  165       $2,093
  Real estate                                499          668
  Installment                                 37            5
-------------------------------------------------------------
Total nonperforming loans                    701        2,766
Other real estate owned                      621          698
-------------------------------------------------------------
Total                                     $1,322       $3,464
=============================================================

OREO is carried net of a $13,000 reserve at December 31, 2000 and 1999. The decrease in nonperforming loans reflects the aforementioned impaired loan charge-off.

DEPOSITS

Total deposits rose to $176.2 million at December 31, 2000 from $139.8 million a year earlier, while average deposits increased 14.6%, to $149.4 million in 2000 from $130.4 million in 1999. Year-end 2000 included a $26 million nonrecurring deposit which was withdrawn shortly after year-end.

Demand account balances rose to $54.8 million at December 31, 2000 compared to $20.6 million a year earlier due primarily to the aforementioned nonrecurring deposit. Average demand deposits were also up in 2000, rising 21.4% to $25.3 million from $20.8 million in 1999. Higher commercial balances contributed to this increase.

Saving deposits rose to $53.5 million at December 31, 2000 from $34.7 million a year earlier due to higher municipal account balances. Average savings accounts rose 29.1% in 2000 due to higher municipal Super NOW account balances. Regular savings and money-market account growth was flat.

Time deposits declined 19.7% to $67.9 million at December 31, 2000 from $84.5 million at the end of 1999, while average time deposits were $71.6 million in 2000, 3.9% more than in 1999. The nominal increase in average time deposits occurred due to a similar increase in municipal time deposit balances, while a decline of such deposits contributed to the reduction at December 31, 2000 from a year earlier.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2000.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Certain corporations and governmental agencies maintain noninterest-bearing savings accounts with the Bank as compensation for services performed. At December 31, 2000, such balances totalled $294,000.

SHORT-TERM BORROWINGS

Short-term borrowings decreased to $46,000 at December 31, 2000 compared to $6 million a year earlier due to a lower U.S. Treasury tax and loan note option account balance. These balances are subject to daily redemption and can fluctuate significantly. Average short-term borrowings rose to $3.5 million in 2000 from $2.8 in 1999 because of higher U.S. Treasury tax and loan note option account balances.

LONG-TERM DEBT

Long-term debt decreased in 2000 due to the early redemption of $4.3 million of FHLB callable advances. In December, 2000 CNBC issued a capital note for $500,000, which qualifies for "Tier1" regulatory capital.

RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999

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

Federal monetary policy and the resultant changes in interest rates have a significant effect on the operations of the Corporation. Generally, if rates rise, interest on earning assets goes up, along with interest paid on interest bearing liabilities, while a decrease in rates leads to lower rates earned on earning assets and paid on interest bearing liabilities.

Three key rates affect the yields on earning assets as well as the rates paid interest bearing liabilities: (1) the Federal funds target rate, (2) the three-month U.S. treasury bill rate and (3) the prime rate.

The Federal funds rate started 2000 at 5.50%, rising three times, to 6.50% on March 21, 2000 and remaining there all year. The three-month U.S. Treasury bill rate started 2000 at 5.31%, rising to 6.20% at the end of the third quarter before declining to 5.89% at the end of the year. Finally, CNB's prime rate began the year at 9.50%, remaining unchanged through the year. Accordingly, short-term rates were considerably higher during 2000 than in 1999, while longer-term rates were slightly higher.

On a fully taxable equivalent ("FTE") basis, net interest income rose 15.2%, to $6.3 million in 2000 from $5.5 million in 1999, while the related net interest margin rose 20 basis points, from 3.63% to 3.83%. Higher levels of interest income were partially offset by increased interest expense, resulting from both an increase in interest bearing liabilities and a higher cost of funds.

Interest income on a FTE basis rose $1.9 million or 18% in 2000. Both a higher volume of interest earning assets along with higher interest rate environment contributed to this increase. As a result, the yield on interest earning assets rose 57 basis points from 7.15% to 7.72%. Interest earning assets averaged $13.9 million or 9.3% higher in 2000, with the loan portfolio providing $11 million of that increase.

Interest income from shorter-term earning assets increased by 45.6%, reflecting the investment of higher short-term deposit balances. The increase in short-term rates provided $132,000 of the $215,000 total increase in income.

Interest income on taxable investment securities rose $215,000 or 5.7% in 2000 due to the higher interest rate environment. Tax-exempt income was up 66.3% due mostly to higher volume as the tax-exempt portfolio average increased from $4.5 million in 1999 to $7 million in 2000.

Interest income on loans rose $1.3 million, or 20.9% due primarily to higher volume in all categories, which accounted for $921,000, or 71.4% of the total increase. The commercial loan portfolio averaged $29.4 million in 2000 compared to $25.1 million in 1999, while the yield on the portfolio rose 110 basis points from 7.51% to 8.61%. The real estate portfolio also increased, averaging $53.9 million in 2000 compared to $47.7 million in 1999, while the related yields were 8.88% compared to 8.76%. Finally, installment loans, although comprising the smallest segment of the loan portfolio, averaged 54% more in 2000 than in 1999, contributing a small but growing percentage of loan portfolio income. This latter increase resulted from the effects of the Bank's efforts in expanding its credit card portfolio, which is being done on a selective basis.

Interest expense totalled $6.4 million in 2000, an increase of 20.9% from 1999. This increase resulted primarily from a higher cost of interest bearing liabilities. Higher rates accounted for 84.2 % of the total increase in interest expense. The average rate paid on interest bearing liabilities rose by 46 basis points, from 4.11% to 4.57%.

The largest growth in interest bearing liabilities occurred in savings accounts, which averaged $11.8 million higher in 2000 than during the previous year due to increased commercial deposit activity. Interest expense on savings deposits was 61.3% higher in 2000, with the increase divided almost equally between volume and rate increases. The average rate paid rose from 1.95% to 2.43%.

Interest expense on time deposits rose $751,000, comprising the largest component of the increase in total interest expense, and resulted primarily from higher rates paid on those deposits. The average rate paid was 86 basis points higher in 2000, averaging 5.87% compared to 5.01% in 1999. Average volume was up 3.9%, as the Bank reduced its municipal deposit growth during the second quarter of 2000.

Interest expense on short-term borrowing was up $77,000 due to both volume and rate increases. The average rate paid rose 127 basis points, from 4.76% in 1999 to 6.03% because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt declined $208,000 in 2000 due to lower levels of FHLB advances, while the average rate paid rose by 14 basis points.

Service charges on deposit accounts rose 6.2% due primarily to the acquisition of the aforementioned branch office in May, 2000.

Other operating income rose 70.7% to $2,547,000 in 2000 from $1,492,000 in 1999. The primary reasons for the increase were the $879,000 CDFI Fund award and higher loan syndication fees, which rose 87.2% to $575,000 from $307,000.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $6.2 million in 2000, a 17.1% increase compared to $5.3 million in 1999. Expenses of operating the acquired branch accounted for $293,000 of the $909,000, with an increase in OREO expense contributing $189,000 more.

Salary expense rose 13.4 % due to normal recurring merit increases, the branch acquisition and a higher incentive bonus paid in 2000. Employee benefits rose 14.3% due primarily to the higher cost of providing employee health insurance.

Occupancy and equipment expense rose 16% due to the expenses of operating the aforementioned new branch, along with increased costs associated with the acquisition of a building at another branch location in August, 1999, which was previously being leased from an agency of the U. S. Government at no cost. Also contributing to the increase was lower rental income from Bank-owned properties.

Other expenses rose $398,000, or 23.7% in 2000 due primarily to the aforementioned increase in OREO expense along with costs associated with operating the new branch.

Income tax expense as a percentage of pre-tax income was 29.5% in 2000 compared to 32.4% in 1999. The decrease resulted due primarily to higher levels of tax-exempt income.

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

The major contribution during 2000 from operating activities to the Corporation's liquidity came from net income, while loans originated for sale, amounting to $553,000, represented the primary use of cash.

Net cash used in investing activities was primarily used for loan originations, which totalled $10 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $8.2 million.

The primary source of funds from financing activities resulted from an increase in deposits of $28 million while the primary use was for a $6 million decrease in short-term borrowings. The deposit increase resulted from a $26 million nonrecurring deposit received at the end of 2000 which was withdrawn in January.

EFFECTS OF INFLATION

Inflation, as measured by the CPI, rose to 3.4% in 2000 compared to 2.7% in 1999 and 1.0% in 1998.

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

The following table presents the Corporation's sensitivity to changes in interest rates, categorized by repricing period. Various assumptions are used to estimate expected maturities. The actual maturities of these instruments could vary substantially if future prepayments differ from estimated experience.

INTEREST SENSITIVITY GAP ANALYSIS

                                                           December 31, 2000
======================================================================================================================
                                                                                            Non-Interest
                                                                                            Sensitive and
                                                                               Total         Maturing In
                                     90 Days     91 to 180     181 to 365      Within         More Than
Dollars in thousands                 or Less        Days          Days        One Year         One Year       Total
======================================================================================================================
Interest earning assets:
Federal funds sold and securities
  purchased under agreements
  to resell                          $ 26,700     $   --        $   --        $  26,700        $   --         $ 26,700
Investment securities:
  Available for sale                    6,191        3,164         3,508         12,863          20,989         33,852
  Held to maturity                      2,158          200         1,505          3,863          28,215         32,078
Loans                                  17,542        6,426        12,851         36,819          53,834         90,653
----------------------------------------------------------------------------------------------------------------------
                                       52,591        9,790        17,864         80,245         103,038        183,283
----------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
Deposits:
  Savings                              32,377         --            --           32,377          21,144         53,521
  Time                                 39,314        8,862         5,410         53,586          14,273         67,859
Short-term borrowings                      46         --            --               46            --               46
Long-term debt                          1,000          150           150          1,300          11,125         12,425
Non-interest bearing liabilities         --           --            --             --            49,432         49,432
----------------------------------------------------------------------------------------------------------------------
                                       72,737        9,012         5,560         87,309          95,974        183,283
----------------------------------------------------------------------------------------------------------------------
Asset (liability) sensitivity gap:
Period gap                           $(20,146     $    778      $ 12,304      $  (7,064)       $  7,064       $   --
Cumulative gap                        (20,146)     (19,368)       (7,064)          --              --             --
======================================================================================================================


The Corporation was highly liability-sensitive at the 90-day interval with a $20 million negative gap due to the Bank's short-term municipal time deposit relationship. Because most of these deposits are considered a stable funding source, the deposit proceeds are invested in investment securities, which are used to collateralize these deposits, creating a rate sensitivity gap mismatch. Partially offsetting this mismatch are expected maturities and repricings within the loan portfolio. At the one-year interval, the sensitivity gap was almost neutral, amounting to a negative $7.1 million, due largely to repricings and maturities within the loan portfolio.

CAPITAL

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice at December 31:

                                        Consolidated                          Bank Only
------------------------------------------------------------------------------------------------
                                         December 31,                        December 31,
Dollars in thousands                2000              1999              2000              1999
------------------------------------------------------------------------------------------------
Total stockholders' equity       $  10,235         $   9,026         $  11,787         $  10,083
Net unrealized (gain) loss
on investment securities
    available for sale                 273               679               259               664
Disallowed intangibles                (261)              (37)             (261)              (36)
Tier 1 capital                      10,247             9,668            11,785            10,711
Qualifying long-term debt            1,225             2,225               249               249
Reserve for loan
    losses                           1,200             1,231             1,200             1,222
Tier 2 capital                       2,425             3,456             1,449             1,471
Total capital                    $  12,672         $  13,124         $  13,234         $  12,182
Risk-adjusted assets             $ 109,391         $  97,736         $ 108,674         $  97,038
Total assets                       200,442           172,496           199,543           171,625
Risk-based capital ratios:
  Tier 1 capital to risk-
    adjusted assets                   9.37%             9.89%            10.84%            11.04%
  Regulatory minimum                  4.00              4.00              4.00              4.00

  Total capital to risk-
    adjusted assets                  11.58             13.43             12.18             12.55
  Regulatory minimum                  8.00              8.00              8.00              8.00
Leverage ratio                        5.67              5.68              6.56              6.32
Total stockholders' equity
   To  total assets                   5.11              5.23              5.91              5.87
=================================================================================================

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                                                 December 31,
                                                                                            =======================

Dollars in thousands, except per share data                                                   2000         1999
===================================================================================================================
ASSETS

Cash and due from banks (Note 2)                                                            $   8,884    $   6,209
Federal funds sold (Note 3)                                                                    26,700        5,400
Interest-bearing deposits with banks                                                              153        2,286
Investment securities available for sale (Note 4)                                              33,852       35,458
Investment securities held to maturity (Market value of $31,686
       at December 31, 2000 and $31,051 at December 31, 1999) (Note 5)                         32,078       33,017
Loans held for sale                                                                               148          405
Loans (Note 6)                                                                                 90,653       82,446
Less: Reserve for loan losses (Note 7)                                                          1,200        1,975
-------------------------------------------------------------------------------------------------------------------
Net loans                                                                                      89,453       80,471
-------------------------------------------------------------------------------------------------------------------


Premises and equipment (Note 8)                                                                 3,471        3,709
Accrued interest receivable                                                                     1,410        1,295
Other real estate owned                                                                           621          698
Other assets  (Notes 13 and 14)                                                                 3,672        3,548
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                $ 200,442    $ 172,496
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits: (Notes 3, 4, 5, and 9)
       Demand                                                                               $  54,789    $  20,625
       Savings                                                                                 53,521       34,719
       Time                                                                                    67,859       84,493
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                176,169      139,837
Short-term borrowings (Notes 6 and 10)                                                             46        6,000
Accrued expenses and other liabilities                                                          1,567        1,408
Long-term debt (Note 11)                                                                       12,425       16,225
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                             190,207      163,470

Commitments and contingencies (Note 20)

Stockholders' equity (Notes 15, 16 and 23):
        Preferred stock, no par value: Authorized 100,000 shares (Note 15);
               Series A , issued and outstanding 8 shares in 2000 and 1999                        200          200
               Series C , issued and outstanding 108 shares in 2000 and 1999                       27           27
               Series D , issued and outstanding 3,280 shares in 2000 and 1999                    820          820
        Common stock, par value $10: Authorized 400,000 shares;
              122,030 shares issued in 2000 and 120,130 shares issued in 1999,
              121,406 shares outstanding in 2000 and 119,571 shares outstanding in 1999         1,220        1,201
       Surplus                                                                                    968          950
       Retained earnings                                                                        7,292        6,524
       Accumulated other comprehensive loss                                                      (273)        (679)
       Treasury stock, at cost - 624 shares and 559 shares in 2000 and 1999, respectively         (19)         (17)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                     10,235        9,026
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 200,442    $ 172,496
==================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                             Year Ended December 31,
                                                                       ----------------------------------

Dollars in thousands, except per share data                               2000         1999       1998
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                             $   7,447    $  6,158   $   5,282
Interest on Federal funds sold and securities
        purchased under agreements to resell                                 646         396         653
Interest on deposits with banks                                               41          76           4
Interest and dividends on investment securities:
        Taxable                                                            3,985       3,770       3,390
        Tax-exempt                                                           358         215         226
---------------------------------------------------------------------------------------------------------
Total interest income                                                  $  12,477    $ 10,615   $   9,555
---------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits (Note 9)                                              5,480       4,244       3,775
Interest on short-term borrowings                                            210         133         159
Interest on long-term debt                                                   691         899         664
---------------------------------------------------------------------------------------------------------
Total interest expense                                                     6,381       5,276       4,598
---------------------------------------------------------------------------------------------------------

Net interest income                                                        6,096       5,339       4,957
Provision for loan losses (Note 7)                                           872         906       1,016
---------------------------------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                                   5,224       4,433       3,941
---------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                                          701         660         668
Other income (Note 12)                                                     1,847         815         642
Net (losses) gains on sales of investment securities (Notes 4 and 5)          (1)         17         (13)
---------------------------------------------------------------------------------------------------------
Total other operating income                                               2,547       1,492       1,297
---------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits (Note 14)                             3,199       2,820       2,644
Occupancy expense (Note 8)                                                   490         394         356
Equipment expense (Note 8)                                                   469         433         386
Other expenses (Note 12)                                                   2,081       1,683       1,613
---------------------------------------------------------------------------------------------------------
Total other operating expenses                                             6,239       5,330       4,999
---------------------------------------------------------------------------------------------------------

Income before income tax expense                                           1,532         595         239
Income tax expense (Note 13)                                                 452         193          13
---------------------------------------------------------------------------------------------------------

NET INCOME                                                             $   1,080    $    402   $     226
=========================================================================================================

NET INCOME PER COMMON SHARE  (NOTE 17)
Basic                                                                  $    8.21    $   2.48   $    1.25
Diluted                                                                     7.52        2.34        1.22
=========================================================================================================

Basic average common shares outstanding                                  120,926     118,902     115,189
Diluted average common shares outstanding                                133,426     131,402     129,039
=========================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
 AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                     Other
                                                         Common            Preferred  Retained   Comprehensive  Treasury
Dollars in thousands                                      Stock   Surplus    Stock    Earnings   (Loss) Income   Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                               $ 1,150   $ 901    $ 1,547   $ 6,497        $ (38)      $ (25)    $ 10,032
Comprehensive income:
   Net income                                                  -       -          -       226            -           -          226
   Unrealized holding gains on securities
       arising during the period (net of tax of $21)           -       -          -         -           63           -           63
                                                                                                                           --------
  Total comprehensive income                                                                                                    289
Proceeds from issuance of common stock                        38      37          -         -            -           8           83
Dividends paid on common stock                                 -       -          -      (199)           -           -         (199)
Dividends paid on preferred stock                              -       -          -       (82)           -           -          (82)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                 1,188     938      1,547     6,442           25         (17)      10,123
Comprehensive income:
   Net income                                                  -       -          -       402            -           -          402
   Unrealized holding losses on securities
       arising during the period (net of tax of $(465))        -       -          -         -         (704)          -         (704)
                                                                                                                           --------
  Total comprehensive income (loss)                                                                                            (302)
Redemption of preferred stock                                  -       -       (500)        -            -           -         (500)
Proceeds from issuance of common stock                        13      12          -         -            -           -           25
Dividends paid on common stock                                 -       -          -      (213)           -           -         (213)
Dividends paid on preferred stock                              -       -          -      (107)           -           -         (107)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                 1,201     950      1,047     6,524         (679)        (17)       9,026
Comprehensive income:
Net income                                                     -       -          -     1,080            -           -        1,080
   Unrealized holding gains on securities
       arising during the period (net of tax of $281)          -       -          -         -          406           -          406
                                                                                                                           --------
  Total comprehensive income                                                                                                  1,486
Proceeds from issuance of common stock                        19      18          -         -            -           -           37
Purchase of treasury stock                                     -       -          -         -            -          (2)          (2)
Dividends paid on common stock                                 -       -          -      (225)           -           -         (225)
Dividends paid on preferred stock                              -       -          -       (87)           -           -          (87)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                               $ 1,220   $ 968    $ 1,047   $ 7,292       $ (273)      $ (19)    $ 10,235
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                        2000        1999        1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $  1,080    $    402    $    226
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                    460         420         376
    Provision  for loan losses                                                       872         906       1,016
    Premium amortization on investment securities                                      9          69          73
    Net losses (gains) on sales and early redemption of investment securities          1         (17)         13
    Gains on sales of loans held for sale                                            (15)        (21)        (64)
Loans originated for sale                                                           (553)     (1,640)     (2,307)
Proceeds from sales of loans held for sale                                           825         592       1,152
(Increase) decrease in accrued interest receivable                                  (115)       (185)          2
Deferred income tax expense (benefit)                                                206        (514)       (409)
Increase in other assets                                                            (405)     (1,050)       (343)
(Decrease) increase in accrued expenses and other liabilities                        (47)        340         327
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                2,318        (698)         62
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in loans                                                                (10,024)     (8,419)    (15,304)
Decrease (increase) in interest-bearing deposits with banks                        2,133      (2,261)         15
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and early redemptions                    8,194      16,791      18,882
Proceeds from maturities of investment securities held to maturity,
      including sales, principal payments and early redemptions                    4,947       8,729      18,255
Purchases of investment securities available for sale                             (5,896)    (21,185)    (18,472)
Purchases of investment securities held to maturity                               (4,023)    (10,046)    (20,252)
Purchases of premises and equipment                                                 (222)       (821)       (492)
Decrease (increase) in other real estate owned, net                                  247          (5)        180
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (4,644)    (17,217)    (17,188)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Purchase of deposits                                                               8,339          --          --
Increase in deposits                                                              27,993       1,894      18,226
(Decrease) increase in short-term borrowings                                      (5,954)      5,982      (4,195)
(Decrease) increase in long-term debt                                             (3,800)        476      12,000
Proceeds from issuance of common stock                                                37          25          83
Purchase of treasury stock                                                            (2)         --          --
Redemptions of preferred stock                                                        --        (500)         --
Dividends paid on preferred stock                                                    (87)       (107)        (82)
Dividends paid on common stock                                                      (225)       (213)       (199)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         26,301       7,557      25,833
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              23,975     (10,358)      8,707

Cash and cash equivalents at beginning of year                                    11,609      21,967      13,260
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 35,584    $ 11,609    $ 21,967
===================================================================================================================

CASH PAID DURING THE YEAR:
Interest                                                                        $  6,440    $  5,428    $  4,173
Income taxes                                                                         323         520         539

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans                                          170         103         385
Transfer of loans held for sale to loans                                              --       2,292          --
Conversion of preferred stock into long-term debt                                     --         500          --

See accompanying notes to consolidated financial statements.

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of City National Bancshares Corporation (the "Corporation" or "CNBC") and its subsidiary City National Bank of New Jersey (the "Bank" or "CNB") conform with accounting principles generally accepted in the United States of America and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. The following is a summary of the more significant policies and practices.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The Corporation adopted the provisions of SFAS 133 on January 1, 2001, at which time, investment securities with a carrying value of $246,000 and a related market value of $266,000 were transferred from the held to maturity portfolio to the available for sale portfolio.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order to conform with the 2000 presentation.

NOTE 2   CASH AND DUE FROM BANKS

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $953,000 in 2000 and $826,000 in 1999.

NOTE 3   FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Federal funds sold averaged $10.5 million during 2000 and $8 million in 1999, while the maximum balance outstanding at any month-end during 2000, 1999 and 1998 was $26.7 million, $15.4 million and $30.5 million, respectively. There were no securities purchased under repurchase agreements in either 2000 or 1999. There were no such transactions outstanding at any month-end during 2000, 1999 or 1998.

At December 31, 2000, Federal funds sold and demand deposits included a $26 million nonrecurring deposit which was withdrawn in January, 2001.

NOTE 4   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                             Gross      Gross
                               Amortized  Unrealized  Unrealized    Market
2000 In thousands                 Cost       Gains      Losses       Value
===========================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies          $ 6,926       $ 43       $205       $ 6,764
Obligations of state and
  political subdivisions
Other securities:                2,279         32        --          2,311
  Mortgage-backed
    securities                  19,913        112        211        19,814
  Other debt securities          3,670        --         195         3,475
  Equity securities              1,506        --          18         1,488
---------------------------------------------------------------------------
Total                          $34,294       $187       $629       $33,852
===========================================================================

                                             Gross     Gross
                               Amortized  Unrealized  Unrealized     Market
1999 In thousands                 Cost       Gains      Losses        Value
============================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies           $ 3,193       $25       $   13       $ 3,205
Obligations of state and
  political subdivisions          2,280        --           69         2,211
Other securities:
  Mortgage-backed
    securities                   25,910        10          910        25,010
  Other debt securities           3,670        --          163         3,507
  Equity securities               1,534        --            9         1,525
----------------------------------------------------------------------------
Total                           $36,587       $35       $1,164       $35,458
============================================================================

The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 2000 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                Amortized      Market
In thousands                                       Cost         Value
=======================================================================
Due within one year:
  U.S. Treasury securities and obligations
    of U.S. government agencies                  $ 1,997       $ 2,003
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                    1,596         1,601
  Mortgage-backed securities                       3,077         3,078
Due after five years but within ten years:
  Mortgage-backed securities                         703           701
  Other debt securities                              756           742
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                    3,333         3,160
  Mortgage-backed securities                      16,133        16,035
  Obligations of state and political
    subdivisions                                   2,279         2,311
  Other debt securities                            2,914         2,733
-----------------------------------------------------------------------
Total debt securities                             32,788        32,364
Equity securities                                  1,506         1,488
-----------------------------------------------------------------------
Total                                            $34,294       $33,852
=======================================================================

Sales of investment securities available for sale totalled $80,000 in 2000, $4.9 million in 1999 and $3.9 million in 1998, resulting in gross gains of $24,000, $133,000 and $44,000 and gross losses of $10,000, $116,000 and $57,000 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands                       2000       1999      1998
=============================================================
Taxable                           $2,257     $1,977    $1,760
Tax-exempt                           101        104       116
-------------------------------------------------------------
Total                             $2,358     $2,081    $1,876
=============================================================

Investment securities available for sale with a carrying value of $24,391,000 were pledged to secure public funds at December 31, 2000.

NOTE 5   INVESTMENT SECURITIES HELD TO MATURITY

The book and market values as of December 31 of investment securities held to maturity were as follows:

                                                  Gross      Gross
                                      Book     Unrealized  Unrealized    Market
2000 In thousands                     Value       Gains      Losses       Value
================================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies                $18,567       $  1       $468       $18,100
Obligations of state and
  political subdivisions               4,985        135        --          5,120
Other securities:
  Mortgage-backed                      6,498         56         96         6,458
  Other debt securities                2,028          7         27         2,008
--------------------------------------------------------------------------------
Total                                $32,078       $199       $591       $31,686
================================================================================

                                                 Gross      Gross
                                     Book     Unrealized   Unrealized     Market
  1999 In thousands                  Value       Gains      Losses        Value
================================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies               $23,204       $--       $1,660       $21,544
Obligations of state and
  political subdivisions              3,360        --           33         3,327
Other securities:
  Mortgage-backed                     3,922        --           75         3,847
  Other debt securities               2,531        --          198         2,333
--------------------------------------------------------------------------------
Total                               $33,017       $--       $1,966       $31,051
================================================================================

The book value and the market value of investment securities held to maturity presented below as of December 31, 2000 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                   Book           Market
In thousands                                       Value          Value
==========================================================================
Due within one year:
  Mortgage-backed securities                     $   162         $   162
  Obligations of state and political
    subdivisions                                   1,557           1,561
Due after one year but within five years:
  Mortgage-backed securities                         957             954
  Obligations of state and political
    subdivisions                                     401             403
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                    6,168           6,039
  Other debt securities                            2,028           2,008
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                   12,399          12,061
Mortgage-backed securities                         5,379           5,342
Obligations of state and political
  subdivisions                                     3,027           3,156
--------------------------------------------------------------------------
Total                                            $32,078         $31,686
==========================================================================

During 2000, $500,000 of securities held to maturity were sold resulting in a loss of $15,000. The securities were sold as a result of a downgrade in the credit rating of the issuer. There were no sales of securities held to maturity in 1999.

Interest and dividends on investment securities held to maturity was as follows:

In thousands                      2000       1999      1998
============================================================
Taxable                          $1,728     $1,793    $1,630
Tax-exempt                          257        111       110
------------------------------------------------------------
Total                            $1,985     $1,904    $1,740
============================================================

Investment securities held to maturity with a carrying value of $19,895,000 were pledged to secure public funds at December 31, 2000.

NOTE 6   LOANS

Loans, net of unearned discount and net deferred origination fees and costs at December 31, were as follows:

In thousands                            2000            1999
=============================================================
Commercial                            $27,843         $17,687
Real estate                            61,483          64,113
Installment                             1,456             823
Total loans                            90,782          82,623
Less: Unearned income                     129             177
-------------------------------------------------------------
Loans                                 $90,653         $82,446
=============================================================


Loans guaranteed by the Small Business Administration totalling $1,424,000 were pledged as collateral for borrowings under a note issued to the U.S. Treasury Department at December 31, 2000.

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                                  2000      1999
=============================================================
Nonaccrual loans                              $457     $2,539
Loans with interest or principal 90
  days or more past due and still
  accruing                                     244        227
-------------------------------------------------------------
Total nonperforming loans                     $701     $2,766
=============================================================

The effect of nonaccrual loans on income before taxes is presented below.

In thousands                       2000        1999       1998
===============================================================
Interest income foregone           $(18)      $(183)      $(81)
Interest income received             54         108        104
---------------------------------------------------------------
                                   $ 36      $  (75)      $ 23
===============================================================

Nonaccrual loans at December 31, 1999 included two loans to one commercial borrower totaling $1.3 million that were charged off during the first quarter of 2000.

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 2000, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

There were no impaired loans at December 31, 2000, while impaired loans totalled $1.3 million at December 31, 1999. There were no reserves allocated to these loans as of December 31, 2000, while at December 31, 1999, the related reserves amounted to $400,000. Impaired loans averaged $185,000 in 2000 and $425,000 in 1999.

NOTE 7   RESERVE FOR LOAN LOSSES
Transactions in the reserve for loan losses are summarized as follows:

In thousands                       2000       1999      1998
=============================================================
Balance, January 1                $1,975     $1,415    $  825
Provision for loan
  losses                             872        906     1,016
Recoveries of loans previously
  charged off                         90        157       153
-------------------------------------------------------------
                                   2,937      2,478     1,994
Less: Charge-offs                  1,737        503       579
-------------------------------------------------------------
Balance, December 31              $1,200     $1,975    $1,415
=============================================================

NOTE 8   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

In thousands                                    2000     1999
==============================================================
Land                                           $   421  $  421
Premises                                        1,397    1,397
Furniture and equipment                         2,375    2,219
Building improvements                           2,259    2,191
--------------------------------------------------------------
Total cost                                      6,452    6,228
Less: Accumulated depreciation and
  amortization                                  2,981    2,519
--------------------------------------------------------------
Total premises and equipment                   $3,471   $3,709
==============================================================

Depreciation and amortization expense charged to operations amounted to $460,000, $420,000, and $376,000 in 2000, 1999, and 1998, respectively.

NOTE 9   DEPOSITS

Deposits at December 31 are presented below.

In thousands                                2000       1999
=============================================================
Noninterest bearing:
  Demand                                 $  54,789  $  20,625
  Savings                                      294        369
-------------------------------------------------------------
Total noninterest bearing deposits          55,083     20,994
-------------------------------------------------------------
Interest bearing:
  Savings                                   53,227     34,350
  Time                                      67,859     84,493
-------------------------------------------------------------
Total interest bearing deposits            121,086    118,843
-------------------------------------------------------------
Total deposits                            $176,169   $139,837
=============================================================

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                  2000      1999
==============================================================
Three months or less                        $33,376    $44,223
Over three months but within six months       3,430     11,859
Over six months but within twelve months      1,468      1,556
Over twelve months                            2,413        779
--------------------------------------------------------------
Total deposits                              $40,687    $58,417
==============================================================



Interest expense on certificates of deposits of $100,000 or more was $2,720,000, $2,323,000 and $1,974,000 in 2000, 1999 and 1998, respectively.

NOTE 10  SHORT-TERM BORROWINGS
Information regarding short-term borrowings at December 31, is presented below.

                                                          Average
                                                          Interest                       Average      Maximum
                                                           Rate on       Average        Interest      Balance
                                              Decem-       Decem-        Balance          Rate         at any
                                              ber 31       ber 31        During          During        Month-
Dollars in thousands                         Balance       Balance      the Year        the Year        End
============================================================================================================
2000
Federal funds purchased and securities
  sold under repurchase agreements           $ --            --  %       $  412           6.20%       $2,000
Demand note issued to the U.S.                   46          3.50         3,069           6.00         5,773
Treasury
------------------------------------------------------------------------------------------------------------
Total                                        $   46          3.50%       $3,481           6.03        $7,773
============================================================================================================
1999
Federal funds purchased and securities
  sold under repurchase Agreements           $ --             -- %       $   77           4.83%       $ --
Demand note issued to the U.S.                6,000          4.47         2,712           4.76         6,000
Treasury
------------------------------------------------------------------------------------------------------------
Total                                        $6,000          4.47%       $2,789           4.76%       $6,000
============================================================================================================

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $7,429,000, along with loans guaranteed by the Small Business Administration totalling $1,424,000.

NOTE 11 LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:

In thousands                                               2000            1999
================================================================================
FHLB convertible advances due from
  August 28, 2000 through April 7, 2008                  $ 9,700         $14,000
5.25% capital note, due December 28, 2005                  1,500           1,500
5.00% capital note, due July 1, 2008                         500             500
6.00% capital note, due December 28, 2010                    500            --
8.00% mandatory convertible debentures,
  due July 1, 2003                                           225             225
--------------------------------------------------------------------------------
Total                                                    $12,425         $16,225
================================================================================

Interest is payable quarterly on most of the FHLB advances. $12 million of the advances are callable at various dates from

January 1, 2001 to April 7, 2003. The advances bear interest rates ranging from 5.00% to 5.93% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.

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

NOTE 12  OTHER OPERATING INCOME AND EXPENSES

The following table presents the major items of other operating income and expenses:

In thousands                                    2000          1999          1998
================================================================================
OTHER OPERATING INCOME
Award income                                    $879          $--           $--
Agency fees on commercial loans                  525           307           255
OTHER OPERATING EXPENSES
Professional fees                                293           319           282
Other real estate owned expense                  253            64            39
Data processing                                  159           145           144
Stationery and supplies expense                  112            82           100
================================================================================

On September 25, 2000, the U.S. Department of the Treasury Community Development
Financial Institutions Fund issued an award to CNB totalling $1,170,000 for loan commitments made during 2000 to borrowers in qualifying lower income communities. The Bank received $879,000 in December 2000 based on such funding.
The remaining payment of the award is contingent upon funding the aforementioned loan commitments.

NOTE 13  INCOME TAXES

The components of income tax expense are as follows:

In thousands                                      2000        1999         1998
================================================================================
CURRENT  EXPENSE
Federal                                           $215       $ 624        $ 399
State                                               31          83           23
Total current income tax expense                   246         707          422
DEFERRED
Federal                                            178        (441)        (364)
State                                               28         (73)         (45)
Total deferred income tax expense (benefit)        206        (514)        (409)
--------------------------------------------------------------------------------
Total income tax expense                          $452       $ 193        $  13
================================================================================

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                                       2000         1999         1998
==================================================================================
Federal income tax at statutory rate              $ 521        $ 202        $ 81
Increase (decrease) in income tax
  expense resulting from:
 State income tax (benefit) expense, net of
  federal (expense) benefit                          39            7         (15)
 Tax-exempt income                                 (122)         (63)        (66)
 Life insurance                                     (23)         (18)        (13)
 Change in valuation allowance                       (5)        --            23
 Other, net                                          42           65           3
----------------------------------------------------------------------------------
Total income tax expense                          $ 452        $ 193        $ 13
==================================================================================

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                 2000       1999
=============================================================
DEFERRED TAX ASSETS
Unrealized losses on investment securities
  available for sale                      $    169    $   450
Reserve for possible loan losses               155        525
Premises and equipment                          42          7
Reserve for other real estate owned              5          5
Deferred compensation                          171        131
Other real estate owned                         76          -
State net operating loss                        18          -
Accrued expenses                               104          -
Other                                           23        129
-------------------------------------------------------------
Total deferred tax asset                       763      1,247
Less: Valuation allowance                       18         23
-------------------------------------------------------------
Deferred tax asset                             745      1,224
-------------------------------------------------------------
DEFERRED TAX LIABILITIES
Investment securities held to maturity           3          3
Other                                           18         10
-------------------------------------------------------------
Deferred tax liability                          21         13
-------------------------------------------------------------
Net deferred tax asset                    $    724    $ 1,211
=============================================================

The net deferred asset represents the anticipated federal and state tax asset to be realized or liability to be incurred in future years upon the utilization of the underlying tax attributes comprising this balance. Management believes, based upon estimates of future taxable earnings, that more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets, net of deferred valuation allowance, although there can be no assurance about the level of future earnings.

The Bank has a state net operating tax loss carryforward of approximately $300,000 which expires in 2007.

NOTE 14  BENEFIT PLANS

Savings plan

The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 25% of the first 4% of participant salaries along with a 1% discretionary contribution, subject to a vesting schedule. Contribution expense amounted to $55,000 in 2000 and $52,000 in 1999 and 1998.

Bonus plan

The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2000, 1999 and 1998 amounted to $217,000, $100,000, and $68,000, respectively.

Nonqualified benefit plans

During 1997, the Bank established a supplemental executive retirement plan ("SERP"), which provides a post employment supplemental retirement benefit to certain key executive officers. SERP expense was $41,000 in 2000 and 1999 and $39,000 in 1998. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $33,000 in 2000, $28,000 in 1999 and $17,000 in 1998.

Benefits under both plans will be funded through a bank-owned life insurance policy, the cash surrender value of which is included in "Other assets" and totalled $2.0 million and $1.7 million at December 31, 2000 and 1999, respectively. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $106,000 in 2000, $94,000 in 1999 and $85,000 in 1998, while the related life insurance expense was $38,000 in 2000, $36,000 in 1999 and $40,000 in 1998.

Stock options

No stock options were issued during 2000 or 1999. During 1997, the Corporation issued 5,700 stock options at an exercise price equal to the fair market value of the stock on the date of the grant. Under Accounting Principles Board Opinion No. 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of the grant. Had compensation expense been recorded for stock options granted as determined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, net income would have been reduced by $2,000 in 2000, 1999 and 1998, which would have decreased the reported basic and diluted earnings per share by $.02 in each of these years.

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

                                                          December 31,
           Date   Dividend    Stated     Number        -------------------
          Issued    Rate     Value    of Shares        2000           1999
==============================================================================
Series A   12/96    6.00%   $25,000         8     $   200,000     $  200,000
Series C    2/96    8.00        250       108          27,000         27,000
Series D    6/97    6.50        250     3,280         820,000        820,000
-------------------------------------------------------------------------------
                                                   $1,047,000     $1,047,000
==============================================================================

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

Under this limitation, $874,000 was available for the payment of dividends to the parent corporation at December 31, 2000, subject to the restrictive covenants under long-term debt agreements included in Note 11.

NOTE 17  NET INCOME PER COMMON SHARE

The following table presents the computation of net income per common share.

In thousands, except per share data             2000            1999             1998
=========================================================================================
Net income                                   $   1,080        $     402        $     226
Dividends paid on preferred stock                  (87)            (107)             (82)
=========================================================================================
Net income applicable to basic
  common shares                                    993              295              144
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                      10               12               13
Net income applicable to diluted
 common shares                               $   1,003        $     307        $     157
=========================================================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                          120,926          118,902          115,189
Diluted:
  Average common shares outstanding            120,926          118,902          115,189
  Average common shares converted from
    convertible subordinate debentures          12,500           12,500           13,850
-----------------------------------------------------------------------------------------
                                               133,426          131,402          129,039
=========================================================================================
NET INCOME PER COMMON SHARE
Basic                                        $    8.21        $    2.48        $    1.25
Diluted                                           7.52             2.34             1.22

The stock options outstanding are not included as common stock equivalents in the diluted net income per share calculation because they are antidilutive.

NOTE 18  RELATED PARTY TRANSACTIONS

Certain directors of the Corporation and its subsidiary, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2000 and 1999. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $602,000 and $653,000 at December 31, 2000 and 1999, respectively. The highest amount of such indebtedness during 2000 was $653,000 and in 1999 amounted to $660,000. During 2000, no new loans were made and paydowns totalled $51,000.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2000 and 1999.

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

DEPOSIT LIABILITIES

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2000 and 1999. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

LONG-TERM DEBT

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2000 and 1999.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

                                           2000                         1999
                                 Carrying        Fair         Carrying          Fair
In thousands                      Value          Value          Value          Value
=====================================================================================
FINANCIAL ASSETS
Cash and other short-term
  investments                   $ 35,584       $ 35,584       $ 11,609       $ 11,609

Interest-bearing deposits
  with banks                         153            153          2,286          2,211
Investment securities AFS         33,852         33,852         35,458         35,458
Investment securities HTM         32,078         31,686         33,017         31,051
Loans                             89,453         88,083         80,471         78,564
Loans held for sale                  148            148            405            405

FINANCIAL LIABILITIES
Deposits                        $176,169       $176,695       $139,837       $138,576
Short-term borrowings                 46             46          6,000          6,000
Long-term debt                    12,425         12,760         16,225         15,003
================================================================================

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

Discovery has been completed and the case is expected to go to trial before the end of 2001. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is also too early to determine the amount CNB will ultimately recover, if any, under these insurance policies.

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

At December 31, 2000 and 1999 the Bank had mortgage commitments of $12,957,000 and $9,671,000, unused corporate lines of credit of $35,588,000 and $34,725,000, and $1,203,000 and $1,033,000 of other loan commitments, respectively.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

NOTE 22  PARENT COMPANY INFORMATION
Condensed financial statements of the parent company only are presented below.

CONDENSED BALANCE SHEET

                                                     December 31,
In thousands                                      2000          1999
=======================================================================
ASSETS
Cash and cash equivalents                        $    38       $    60
Investment securities held to                        100           100
maturity
Investment securities available for                  765           745
sale
Investment in subsidiary                          11,787        10,083
Due from subsidiary                                  249           249
Other assets                                          44            36
-----------------------------------------------------------------------
Total assets                                     $12,983       $11,273
=======================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                $    23       $    22
Long-term debt                                     2,725         2,225
-----------------------------------------------------------------------
Total liabilities                                  2,748         2,247
Stockholders' equity                              10,235         9,026
-----------------------------------------------------------------------
Total liabilities and stockholders' equity       $12,983       $11,273
=======================================================================

CONDENSED STATEMENT OF INCOME

                                                     Year Ended December 31,
In thousands                                  2000          1999          1998
===============================================================================
INCOME
Interest income                             $    51        $  53        $  52
Dividends from subsidiary                       306          260          340
Interest from subsidiary                         20           20           20
--------------------------------------------------------------------------------
Total income                                    377          333          412
--------------------------------------------------------------------------------
EXPENSES
Interest expense                                122          110           99
Other operating expenses                          5            4            4
Net gains (losses) on sales of
  investment securities                          16           29          (27)
Income tax benefit                              (15)          (4)         (19)
--------------------------------------------------------------------------------
Total expenses                                   96           81          111
--------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiary                          281          252          301
Equity in undistributed income (loss)
  of subsidiary                                 799          150          (75)
--------------------------------------------------------------------------------
Net income                                  $ 1,080        $ 402        $ 226
===============================================================================

CONDENSED STATEMENT OF CASH FLOWS

                                                          Year Ended December 31,
In thousands                                         2000          1999         1998
=====================================================================================
OPERATING ACTIVITIES
Net income                                         $ 1,080        $ 402        $ 226
Adjustments to reconcile net income
    to cash used in operating activities:
  (Discount accretion) premium
    amortization on investment securities               (1)          (5)           2
  Net (gains) losses on sales of
    investment securities available for sale           (16)         (29)          27
  Equity in undistributed (income) loss
    of subsidiary                                     (799)        (150)          75
(Increase) decrease in other assets                     (8)         (16)        --
Increase (decrease) in other liabilities                 1           (5)          18
-------------------------------------------------------------------------------------
Net cash provided by operating activities              257          197          348
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment
  securities available for sale                         97          205          416
Proceeds from maturities of investment
  securities held to maturity including
  principal payments                                  --            221          111
Purchases of investment securities
  available for sale                                  (101)        (179)        (433)
Purchases of investment securities
  held to maturity                                    --            (74)        (256)
Increase in investment in subsidiary                  (500)        --           --
-------------------------------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                          (504)         173         (162)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                             500          476         --
Proceeds from issuance of common stock                  37           25           83
Redemption of preferred stock                         --           (500)        --
Dividends paid                                        (312)        (320)        (281)
-------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                           225         (319)        (198)
-------------------------------------------------------------------------------------
(Decrease) increase in cash and
  cash equivalents                                     (22)          51          (12)
Cash and cash equivalents at
  beginning of year                                     60            9           21
-------------------------------------------------------------------------------------
Cash and cash equivalents at
  end of year                                      $    38        $  60        $   9
=====================================================================================

NOTE 23  REGULATORY CAPITAL REQUIREMENTS

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2000, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized
Bank:

 In thousands                                            FDIC REQUIREMENTS
======================================================================================================
                                                          MINIMUM CAPITAL       FOR CLASSIFICATION
                                 BANK ACTUAL                 ADEQUACY           AS WELL-CAPITALIZED
                            AMOUNT        RATIO        AMOUNT       RATIO       AMOUNT        RATIO
======================================================================================================
December 31, 2000
  Leverage (Tier 1)
    capital                 $11,785        6.56%       $7,187        4.00%      $ 8,984        5.00%
  Risk-based capital:
    Tier 1                   11,785       10.84         4,347        4.00         6,520        6.00
    Total                    13,234       12.18         8,693        8.00        10,867       10.00
December 31, 1999
  Leverage (Tier 1)
    capital                 $10,711        6.32%       $6,774        4.00%      $ 8,468        5.00%
  Risk-based capital:
    Tier 1                   10,711       11.04         3,882        4.00         5,822        6.00
    Total                    12,182       12.55         7,763        8.00         9,705       10.00
======================================================================================================

Note 24           Summary of quarterly financial information

(unaudited)                                                2000
------------------------------------------------------------------------------------
Dollars in thousands,                First         Second        Third       Fourth
  except per share data             Quarter        Quarter      Quarter      Quarter
====================================================================================
Interest income                     $ 3,008        $3,104       $3,087       $ 3,278
Interest expense                      1,630         1,590        1,546         1,615
Net interest income                   1,378         1,514        1,541         1,663
Provision for
  loan losses                           304            45          130           393
------------------------------------------------------------------------------------
Net (losses) gains on sales
  of investment securities              (13)            8            8            (4)
Other operating income                  379           361          317         1,441
Other operating expenses              1,397         1,464        1,434         1,894
Income before income
  tax expense (benefit)                  43           374          302           813
Income tax (benefit) expense            (27)          118           66           295
------------------------------------------------------------------------------------
Net income                          $    70        $  256       $  236       $   518
====================================================================================
Net (loss) income  per share-
  Basic                             $  (.14)       $ 2.11       $ 1.94       $  4.30
====================================================================================
Net (loss) loss per share-
  diluted                           $  (.14)       $ 1.92       $ 1.78       $  3.96
====================================================================================

                                                        1999
-----------------------------------------------------------------------------------
Dollars in thousands,               First       Second        Third         Fourth
  except per share data            Quarter      Quarter      Quarter       Quarter
===================================================================================
Interest income                    $2,540       $2,585       $ 2,641        $ 2,849
Interest expense                    1,166        1,209         1,383          1,518
-----------------------------------------------------------------------------------
Net interest income                 1,374        1,376         1,258          1,331
Provision for
  loan losses                          43          141           301            421
Net gains on sales
  of investment securities             15         --               1              1
Other operating income                398          355           347            375
Other operating expenses            1,279        1,273         1,310          1,468
-----------------------------------------------------------------------------------
Income (loss) before income
  tax expense (benefit)               465          317            (5)          (182)
Income tax expense (benefit)          159          110           (42)           (34)
-----------------------------------------------------------------------------------
Net income (loss)                  $  306       $  207       $    37        $  (148)
===================================================================================
Net income (loss) per share-
  basic                            $ 1.68       $ 1.75       $   .31        $ (1.57)
===================================================================================

Net income (loss) per share-
  diluted                          $ 1.53       $ 1.59       $   .30        $ (1.08)
===================================================================================

                   KPMG
                   New Jersey Headquarters
                   150 John F. Kennedy Parkway
                   Short Hills, NJ 07078














                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
City National Bancshares Corporation:


We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Corporation) as of December 31. 2000 and 1999, and the related consolidated statements of income, chances in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits with auditing principles generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

February 2, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE There were no changes in or disagreements with accounts during 2000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2001.

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

      (10)(d) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001.

      (11) Statement regarding computation of per share earnings. The required information is included on page 24.

      (12) Ratios have been computed using the average daily balances of the respective asset, liability and stockholders' equity accounts.

      (13) Annual Report to security holders for the fiscal year ended December 31, 2000.

      (21) Subsidiaries of the registrant. The required information is included on page 1.

      (24)     Power of Attorney is located on the signature page.

      (27)     Financial Data Schedule.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

By:    /s/ Louis E. Prezeau               By:   /s/ Edward R. Wright
       ---------------------------------        --------------------------------
       Louis E. Prezeau                         Edward R. Wright
       President and Chief                      Chief Financial Officer
       Executive Officer                        and Principal Accounting Officer

Date:  March 29, 2001                     Date: March 29, 2001

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

Signature                                                     Title                                  Date
---------                                                     -----                                  ----

/s/ Douglas E. Anderson                                       Director                               March 29, 2001
----------------------------------------
Douglas E. Anderson


/s/ Barbara Bell                                              Director                               March 29, 2001
----------------------------------------
Barbara Bell


/s/ Leon Ewing                                                Director                               March 29, 2001
----------------------------------------
Leon Ewing


/s/ Eugene Giscombe                                           Director,                              March 29, 2001
----------------------------------------                      Chairperson of the Board
Eugene Giscombe


/s/ Norman Jeffries                                           Director                               March 29, 2001
----------------------------------------
Norman Jeffries


/s/ Louis E. Prezeau                                          Director,                              March 29, 2001
----------------------------------------                      President and Chief
Louis E. Prezeau                                              Executive Officer


/s/ Lemar C. Whigham                                          Director                               March 29, 2001
----------------------------------------
Lemar C. Whigham