Form 10-Q
period 2001-03-31
CITY NATIONAL BANCSHARES CORP
filed 2001-05-15
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 20, 2001 was approximately $1,519,925.

There were 121,302 shares of common stock outstanding at April 20, 2001.

Index                                                                                                              Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2001 (Unaudited) and December 31, 2000 ......................    3

         Consolidated Statement of Income (Unaudited) for the Three Months Ended March 31, 2001 and 2000 ........    4

         Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended
         March 31, 2001 and 2000 ................................................................................    5

         Notes to Consolidated Financial Statements (Unaudited) .................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..................................................................................    7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............................................   11

PART II. OTHER INFORMATION.......................................................................................   12

Item 1. Legal proceedings........................................................................................   12

Item 6. Exhibits and Reports on Form 8-K.........................................................................   12

Signatures ......................................................................................................   13

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET


                                                                                             March 31,     December 31,
Dollars in thousands, except per share data                                                    2001            2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (UNAUDITED)
ASSETS

Cash and due from banks                                                                      $   4,685      $   8,884
Federal funds sold                                                                              27,800         26,700
Interest bearing deposits with banks                                                             1,173            153
Investment securities available for sale                                                        35,508         33,852
Investment securities held to maturity (Market value of $30,736
       at March 31, 2001 and $31,686 at December 31,2000 )                                      30,419         32,078
Loans held for sale                                                                                 32            148
Loans                                                                                           96,340         90,653
Less: Reserve for loan losses                                                                    1,362          1,200
-----------------------------------------------------------------------------------------------------------------------
Net loans                                                                                       94,978         89,453
-----------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                           3,389          3,471
Accrued interest receivable                                                                      1,414          1,410
Other real estate owned                                                                            621            621
Other assets                                                                                     3,745          3,672

-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $ 203,764      $ 200,442
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                $  62,935      $  54,789
       Savings                                                                                  50,803         53,521
       Time                                                                                     64,778         67,859
-----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                 178,516        176,169
Short-term borrowings                                                                              257             46
Accrued expenses and other liabilities                                                           1,854          1,567
Long-term debt                                                                                  12,425         12,425
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                              193,052        190,207

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A , issued and outstanding 8 shares in 2001 and 2000                         200            200
               Series C , issued and outstanding 108 shares in 2001 and 2000                        27             27
               Series D , issued and outstanding 3,280 shares in 2001 and 2000                     820            820
        Common stock, par value $10: Authorized 400,000 shares;
              122,030 shares issued in 2001 and 2000
              121,302 shares outstanding in 2001 and 2000                                        1,220          1,220
       Surplus                                                                                     968            968
       Retained earnings                                                                         7,603          7,292
       Accumulated other comprehensive loss net of tax                                            (104)          (273)
       Treasury stock, at cost - 728 shares in 2001 and 559 shares in 2000, respectively           (22)           (19)
-----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                      10,712         10,235
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 203,764      $ 200,442
=======================================================================================================================


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                 2001          2000
-----------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                               $   1,965     $   1,755
Interest on Federal funds sold and securities
        purchased under agreements to resell                   211           113
Interest on deposits with banks                                  5            29
Interest and dividends on investment securities:
        Taxable                                                976         1,030
        Tax-exempt                                              90            81
-----------------------------------------------------------------------------------
Total interest income                                        3,247         3,008
-----------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                         1,234         1,384
Interest on short-term borrowings                               14            60
Interest on long-term debt                                     176           186
-----------------------------------------------------------------------------------
Total interest expense                                       1,424         1,630
-----------------------------------------------------------------------------------

Net interest income                                          1,823         1,378
Provision for loan losses                                       60           304
-----------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                     1,763         1,074
-----------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                            188           143
Other income                                                   192           236
Net gains (losses) on sales of investment securities             5           (13)
-----------------------------------------------------------------------------------
Total other operating income                                   385           366
-----------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                           818           748
Occupancy expense                                              149           113
Equipment expense                                              121           104
Other expenses                                                 499           432
-----------------------------------------------------------------------------------
Total other operating expenses                               1,587         1,397
-----------------------------------------------------------------------------------


Income before income tax expense                               561            43
Income tax  expense (benefit)                                  183           (27)
-----------------------------------------------------------------------------------

NET INCOME                                               $     378     $      70
-----------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE

Basic                                                    $    2.56     $   (0.14)
Diluted                                                       2.35         (0.14)
-----------------------------------------------------------------------------------

Basic average common shares outstanding                    121,302       119,571
Diluted average common shares outstanding                  133,802       119,571
-----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31

IN THOUSANDS                                                                                             2001          2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                           $    378      $     70
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                                         114           113
    Provision for loan losses                                                                              60           304
    Premium amortization on investment securities                                                           8             7
    Net (gains) losses on sales and early redemption of investment securities                              (5)           13
    Gains on loans held for sale                                                                           (3)           (6)
Proceeds from sales and principal payments from loans held for sale                                       119           411
Increase in accrued interest receivable                                                                    (4)          (92)
Deferred income tax expense (benefit)                                                                      19           (22)
Increase in other assets                                                                                 (205)         (329)
Increase  in accrued expenses and other liabilities                                                       287           162
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                 768           631
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Increase in loans, net                                                                                 (5,585)         (639)
Increase in interest bearing deposits with banks                                                       (1,020)          (93)
Proceeds from maturities of investment securities available for sale,
     including sales, principal repayments and early redemptions                                          763           653
Proceeds from maturities of investment securities held to maturity,
     including sales, principal repayments and early redemptions                                        3,041         3,781
Purchases of investment securities available for sale                                                  (1,900)       (2,834)
Purchases of investment securities held to maturity                                                    (1,625)       (1,977)
Increase in other real estate owned, net                                                                   --           (47)
Purchases of premises and equipment                                                                       (32)          (13)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                  (6,358)       (1,169)
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in deposits                                                                                    2,347         8,212
Increase (decrease) in short-term borrowings                                                              211          (630)
Decrease in long-term debt                                                                                 --        (4,500)
Dividends paid on preferred stock                                                                         (67)          (87)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by  financing activities                                                              2,491         2,995
---------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                                   (3,099)        2,457

Cash and cash equivalents at beginning of period                                                       35,584        11,609
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 32,485      $ 14,066
===========================================================================================================================

CASH PAID DURING THE YEAR:
Interest                                                                                             $  1,324      $  1,503
Income taxes                                                                                               16            30

NON CASH INVESTING ACTIVITIES:
Transfer from investment securities held to maturity to investment securities available for sale          246            --


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

1.  Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiary, City National Bank of New Jersey (the "Bank" or "CNB"). All intercompany accounts and transactions have been eliminated in consolidation.

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2000 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to 2001 financial presentations.

3. Net income per common share

The following table presents the computation of net income per common share.

                                              Three Months Ended
                                                  March 31,
In thousands, except per share data           2001           2000
--------------------------------------------------------------------
Net income                                 $     378      $      70
Dividends paid on preferred stock                (67)           (87)
--------------------------------------------------------------------

Net income (loss) applicable to basic
  common shares                                  311            (17)
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                     3             --
--------------------------------------------------------------------
Net income (loss) applicable to
diluted common shares                      $     314      $     (17)
--------------------------------------------------------------------
NUMBER OF AVERAGE COMMON SHARES
Basic                                        121,302        119,571
--------------------------------------------------------------------
Diluted:
  Average common shares outstanding          121,302        119,571
  Average common shares converted from
    convertible subordinate debentures        12,500             --
--------------------------------------------------------------------
                                             133,802        119,571
====================================================================

NET INCOME (LOSS)  PER COMMON SHARE
Basic                                      $    2.56      $    (.14)
Diluted                                         2.35           (.14)

4. Recent accounting pronouncements

In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The Corporation adopted the provisions of SFAS 133 on January 1, 2001, at which time investment securities with a carrying value of $246,000 and a related market value of $266,000 were transferred from the held to maturity portfolio to the available for sale portfolio.

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2001, City National Bancshares Corporation ("CNBC") was certified by the Department of the Treasury as a Community Development Financial Institution Corporation, or CDFI. This certification means that the Treasury Department has formerly recognized CNBC for "having a primary purpose of promoting community development." Certification as a CDFI will bring certain financial benefits by providing financial incentives for expanding in lending and other community development efforts in the urban areas where the Bank's offices are located. In March, 2001, the Bank filed an application with the Office of the Comptroller of the Currency ("OCC") to acquire a branch office from a savings bank located in Brooklyn, New York. The most recent reports received from the savings bank indicate that the branch had approximately $15.4 million of transferable deposits as of December 31, 2000. The application has been approved by the OCC as well as the savings bank's regulator and the transaction is expected to be completed in June, 2001.

FINANCIAL CONDITION

Total assets were relatively unchanged at March 31, 2001, totalling $203.8 million compared to $200.4 million at the end of 2000. Both period-end balances include approximately $26 million of deposits from one commercial customer, which were withdrawn shortly after period-end.

Investments

The investment securities available for sale ("AFS") portfolio increased slightly to $35.5 at March 31, 2001 from $33.9 million at the end of 2000, while the net related unrealized loss decreased to $104,000 from $273,000, reflecting new purchases and the Bank's transfer of $246,000 of investment securities with a market value of $266,000 on January 1, 2001, in connection with the Bank's adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The investments held to maturity ("HTM") portfolio decreased to $30.4 million at March 31, 2001 from $32.1 million at the end of 2000 due primarily to maturities that were not reinvested in the portfolio.

At March 31, 2001, the Bank held callable U.S. government agency notes with a carrying value of $19.1 million, of which $17.5 million were included in the HTM portfolio. Gross unrealized depreciation on the total callable portfolio totalled $216,000 compared to $649,000 at the end of 2000 due to the reduction in interest rates. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation.

Loans

Loans rose $5.7 million, to $96.3 million at March 31, 2001 from $90.7 million December 31,2000, while average loans increased 9.3% to $90.5 million for the first three months of 2001 from $82.2 million in the first three months of 2000. Most of the increase occurred in the commercial real estate portfolio, which rose to $54.6 million at March 31, 2001 from $49.3 million at the end of 2000. Loans held for sale decreased to $32,000 at March 31, 2001 from $148,000 at the December 31, 2000.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.


                                          Three Months
                                        Ended March 31,
(Dollars in thousands)                  2001       2000
-------------------------------------------------------------------------------
Balance at beginning of period         $1,200     $1,975
Provision for loan losses                  60        304
Recoveries of previous charge-offs        102         34
                                       ------     ------
                                        1,362      2,313
Less: Charge-offs                          --      1,384
                                       ------     ------
Balance at end of period               $1,362       $929
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

                                       March 31,  December 31,  March 31,
(Dollars in thousands)                   2001         2000         2000
--------------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                              1.41%        1.32%        1.13%

Total nonperforming loans              179.21%      171.18%       74.20%
Total nonperforming assets
  (nonperforming loans and OREO)        98.62%       90.77%       46.51%

Net charge-offs as a percentage
  of average loans (year-to-date)         .11%        1.94%        1.63%

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

                           March 31,   December 31,    March 31,
(Dollars in thousands)       2001         2000          2000
--------------------------------------------------------------------------------
Nonaccrual loans
Commercial                   $131         $131          $417
Installment                    21           21            14
Real estate                   305          305           707
                           ------       ------     ---------
Total                         457         457          1,138
                           ------       ------     ---------
Loans past due 90 days
  or more and still accruing


Commercial                        --         --         --
Installment                        1         --         --
Real estate                      302        244        114
                              ------     ------     ------
Total                            303        244        114
                              ------     ------     ------
Total nonperforming loans       $760       $701     $1,252
                              ======     ======     ======

Nonperforming assets are generally secured by small commercial real estate properties. Nonaccrual loans remained unchanged at March 31, 2001 compared to the end of 2000.

Impaired loans totalled $447,000 at March 31, 2001 and December 31, 2000, while the related reserves allocated to these loans amounted to $172,000 at March 31, 2001 and December 31, 2000. Impaired loans averaged $447,000 for the first three months of 2001 and $- for the first three months of 2000.

DEPOSITS

Total deposits rose slightly, at March 31, 2001 to $178.5 million from $176.2 million at the end of 2000, while average deposits rose 10.1%, to $160.5.million for the first quarter of 2001 from $145.8 million for the first quarter of 2000. The major source of the growth in average deposits was from one large commercial customer, along with approximately $10 million of deposits acquired in connection with the purchase of a branch office in May, 2000. Average demand deposits rose 83% to $42.5 million in the first quarter of 2001 from $23.2 million in the similar 2000 quarter for the aforementioned reasons.

Total savings deposits decreased $2.7 million, from $53.5 million at December 31, 2000 to $50.8 million at March 31, 2001, while average savings deposits rose to $50.7 million from $42.3 million for the first three months of 2000. The increase in the average balance resulted primarily from the acquired branch. Total time deposits declined to $64.8 million at the end of March 2001 from $67.9 million at December 31, 2000, while average time deposits declined to $67.4 million for the first three months of 2001 from $80.3 for the first three months of 2000. Both changes occurred due to a decrease in municipal deposit account balances, as the Bank commenced a planned reduction in these balances in the second quarter of 2000.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2001. These accounts are used for operating and short-term investment purposes. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

Short-term borrowings rose from $46,000 at December 31, 2000 to $257,000 at the end of the 2001 first quarter, while the average balances were $4.3 million for the first three months of 2000 compared to $1.0 million for the first quarter of 2001. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

Capital

Stockholders' equity amounted to $10.7 million at March 31, 2001 compared to $10.2 million at December 31, 2000, while stockholders' equity as a percentage of total assets was 5.26% and 5.11% respectively.

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

At March 31, 2001, the Corporation's core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 9.27% and 11.55%, respectively.

RESULTS OF OPERATIONS

Net income rose to $378,000 in the first quarter of 2001 from $70,000 for the same 2000 quarter due primarily to higher net interest income along with a reduction in the provision for loan losses. Related earnings (loss) per share on a diluted basis were $2.35 and ($.14).

Net interest income

For the first three months of 2001, net interest income on a tax equivalent basis rose 35.6% from the same 2000 period, while the related net interest margins were 4.29% compared to 3.50%. The increased net interest income and higher net interest margin resulted from higher levels of earnings assets, primarily from increased loan volume. A reduction in interest rates during the 2001 first quarter also contributed to the 79 basis points improvement in net interest margin. Because the Corporation is liability-sensitive to changes in interest rates, the Corporation's cost of funds declined to 68 basis points to 3.34% from 4.02% a year earlier. The yield on interest earning assets rose to 7.63% compared to 7.52% a year earlier. There does, however, exist some interest rate risk in the investment portfolio due to the holding of $19.1 million of callable agency securities. Should these securities be called, the proceeds would be reinvested at lower rates, reducing the overall yield on interest earning assets.

Other operating income

Other operating income, including the results of investment securities transactions, rose 5.2% in the first quarter of 2001 compared to the similar 2000 period. Service charges on deposit accounts were higher in the first quarter of 2001 compared with the first quarter of 2000, offset by lower agency fee income. Additionally, the first quarter of 2001 includes income of a branch not acquired until the second quarter of 2000.

Other operating expenses

Other operating expenses rose 13.6% for the first quarter of 2001 to $1,587,000 from $1,397,000 in the first quarter of 2000, with the increase attributable primarily to higher salaries and benefit expenses. Expenses attributable to the new branch comprised half the overall increase. Merit increases also contributed to the salary increase. Aside from the branch, a reduction in rental income resulting from the loss of a tenant was the major reason for the higher occupancy expense. The Bank is in the process of renovating the formerly rented property and establishing a branch location there.

Other expenses rose 15.5%, to $449,000 from $432,000 a year earlier due to the new branch's expenses and a $55,000 provision taken for a possible loss from a fraudulently negotiated check. These increases were partially offset by lower legal expenses.

Income tax expense

Income tax expense rose in the first quarter of 2001 from the similar 2000 quarter due to higher taxable income levels.

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

The major contribution during the first quarter of 2001 from operating activities to the Corporation's liquidity came from net income, while the highest use of cash was for other assets.

Net cash used in investing activities was primarily for loan originations, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity.

The primary source of funds from financing activities resulted from an increase in deposits, while the highest use of cash in financing activities resulted from dividends paid on preferred stock.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to the nature of the Corporation's business, market risk consists primarily of its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been established by policy. There are various strategies which may be used to reduce interest rate risk, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Corporation does not presently utilize derivative financial instruments to manage interest rate risk.

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

Based on the results of the most recent interest simulation model, if interest rates increased or decreased 100 basis points from current rates in an immediate and parallel shock, the effects on earnings and capital are within the limitations established by the Corporation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The defendants have responded alleging CNB records regarding these transactions are in error. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. This litigation is currently in the midst of discovery. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain.

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

         (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 24, 2000.

         (10)(c) Lease and option Agreement dated May 6, 1995 by and between the RTC and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1995).

         (10)(d) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).

         (11) Statement regarding computation of per share earnings. The required information is included on page 15.



  (c) No reports on Form 8-K were filed during the quarter ending March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         May 9, 2001       /s/ Edward R. Wright
                           --------------------
                           Edward R. Wright
                           Senior Vice President and Chief Financial
                           Officer (Principal Financial and Accounting Officer)