Form 10-Q
period 2001-06-30
CITY NATIONAL BANCSHARES CORP
filed 2001-08-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 1, 2001 was approximately $1,615,475.

There were 125,216 shares of common stock outstanding at August 1, 2001.

Index                                                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2001 (Unaudited) and December 31, 2000 ........................3

         Consolidated Statement of Income (Unaudited) for the Six Months Ended June 30, 2001
         and 2000 and for the Three Months Ended June 30, 2001 and 2000...........................................4

         Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended
         June 30, 2001 and 2000...................................................................................5

         Notes to Consolidated Financial Statements (Unaudited)...................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...................................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............................................12

PART II. OTHER INFORMATION.......................................................................................13

Item 1. Legal proceedings........................................................................................13

Item 4. Submission of matters to a vote of security holders......................................................13

Item 6. Exhibits and Reports on Form 8-K.........................................................................13

Signatures ......................................................................................................15

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                                   June 30,            December 31,
Dollars in thousands, except per share data                                                          2001                 2000
                                                                                                   ---------            ---------
                                                                                                  (UNAUDITED)

ASSETS

Cash and due from banks                                                                            $  10,861            $   8,884
Federal funds sold                                                                                    58,275               26,700
Interest bearing deposits with banks                                                                   3,693                  153
Investment securities available for sale                                                              33,075               33,852
Investment securities held to maturity (Market value of $31,703
       at June 30, 2001 and $31,686 at December 31, 2000)                                             31,552               32,078
Loans held for sale                                                                                       --                  148
Loans                                                                                                 94,892               90,653
Less: Reserve for loan losses                                                                          1,400                1,200
                                                                                                   ---------            ---------
Net loans                                                                                             93,492               89,453
                                                                                                   ---------            ---------

Premises and equipment                                                                                 4,036                3,471
Accrued interest receivable                                                                            1,377                1,410
Other real estate owned                                                                                  359                  621
Other assets                                                                                           5,026                3,672
                                                                                                   ---------            ---------

TOTAL ASSETS                                                                                       $ 241,746            $ 200,442
                                                                                                   =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                      $  62,519            $  54,789
       Savings                                                                                        81,576               53,521
       Time                                                                                           72,514               67,859
                                                                                                   ---------            ---------
Total deposits                                                                                       216,609              176,169
Short-term borrowings                                                                                     --                   46
Accrued expenses and other liabilities                                                                 2,077                1,567
Long-term debt                                                                                        12,350               12,425
                                                                                                   ---------            ---------

Total liabilities                                                                                    231,036              190,207

Commitments and contingencies

Stockholders' equity

        Preferred stock, no par value: Authorized 100,000 shares;
               Series A , issued and outstanding 8 shares in 2001 and 2000                               200                  200
               Series C , issued and outstanding 108 shares in 2001 and 2000                              27                   27
               Series D , issued and outstanding 3,280 shares in 2001 and 2000                           820                  820
        Common stock, par value $10: Authorized 400,000 shares;
           122,030 shares issued in 2001 and 2000,
           121,266 shares outstanding in 2001 and 121,406 shares outstanding in 2000                   1,220                1,220
       Surplus                                                                                           968                  968
       Retained earnings                                                                               7,619                7,292
       Accumulated other comprehensive loss net of tax                                                  (122)                (273)
       Treasury stock, at cost - 764 shares in 2001 and 624 shares in 2000, respectively                 (22)                 (19)
                                                                                                   ---------            ---------

Total stockholders' equity                                                                            10,710               10,235
                                                                                                   ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 241,746            $ 200,442
                                                                                                   =========            =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)                              JUNE 30,                             JUNE 30,
                                                              -----------------------------          ----------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                      2001               2000               2001               2000
                                                              ---------           ---------          ---------          ---------
INTEREST INCOME

Interest and fees on loans                                    $   1,993           $   1,797          $   3,958          $   3,552
Interest on Federal funds sold and securities
        purchased under agreements to resell                        258                 203                469                316
Interest on deposits with banks                                      18                   8                 23                 37
Interest and dividends on investment securities:
        Taxable                                                     932               1,003              1,908              2,033
        Tax-exempt                                                   89                  93                179                174
                                                              ---------           ---------          ---------          ---------
Total interest income                                             3,290               3,104              6,537              6,112
                                                              ---------           ---------          ---------          ---------

INTEREST EXPENSE

Interest on deposits                                              1,223               1,348              2,457              2,732
Interest on short-term borrowings                                     7                  75                 21                135
Interest on long-term debt                                          176                 167                352                353
                                                              ---------           ---------          ---------          ---------
Total interest expense                                            1,406               1,590              2,830              3,220
                                                              ---------           ---------          ---------          ---------

Net interest income                                               1,884               1,514              3,707              2,892
Provision for loan losses                                            75                  45                135                349
                                                              ---------           ---------          ---------          ---------
Net interest income after provision
         for loan losses                                          1,809               1,469              3,572              2,543
                                                              ---------           ---------          ---------          ---------

OTHER OPERATING INCOME

Service charges on deposit accounts                                 215                 160                403                303
Other income                                                        220                 201                412                437
Net gains (losses) on sales of investment securities                 (2)                  8                  3                 (5)
                                                              ---------           ---------          ---------          ---------
Total other operating income                                        433                 369                818                735
                                                              ---------           ---------          ---------          ---------

OTHER OPERATING EXPENSES

Salaries and other employee benefits                                907                 764              1,725              1,512
Occupancy expense                                                   136                 108                285                221
Equipment expense                                                   115                 127                236                231
Other expenses                                                      619                 465              1,118                897
                                                              ---------           ---------          ---------          ---------
Total other operating expenses                                    1,777               1,464              3,364              2,861
                                                              ---------           ---------          ---------          ---------


Income  before income tax expense                                   465                 374              1,026                417
Income tax expense                                                  207                 118                390                 91
                                                              =========           =========          =========          =========

NET INCOME                                                    $     258           $     256          $     636          $     326
                                                              =========           =========          =========          =========

NET INCOME PER COMMON SHARE

Basic                                                         $    2.13           $    2.11          $    4.69          $    1.98
Diluted                                                            1.95                1.94               4.30               1.84
                                                              =========           =========          =========          =========

Basic average common shares outstanding                         121,266             121,306            121,284            120,438
Diluted average common shares outstanding                       133,766             133,808            133,784            132,938
                                                              =========           =========          =========          =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          -----------------------------
IN THOUSANDS                                                                                2001                 2000
                                                                                          --------             --------
OPERATING ACTIVITIES
Net income                                                                                $    636             $    326
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                              219                  229
    Provision for loan losses                                                                  135                  349
    Premium amortization  on investment securities                                              13                   12
    Net (gains) losses on sales and early redemptions of investment securities                  (3)                   5
    Gains on loans held for sale                                                                (3)                 (10)
Loans originated for sale                                                                      (90)                (113)
Proceeds from sales of loans held for sale                                                     241                  415
Decrease (increase) in accrued interest receivable                                              33                 (115)
Deferred income tax benefit (expense)                                                           42                  (40)
Increase in other assets                                                                    (1,493)                (604)
Increase (decrease) in accrued expenses and other liabilities                                  510                  (15)
                                                                                          --------             --------

Net cash provided by operating activities                                                      240                  439
                                                                                          --------             --------

INVESTING ACTIVITIES
Increase in loans, net                                                                      (4,174)              (4,220)
(Increase) decrease in interest bearing deposits with banks                                 (3,540)               2,164
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and calls                                          4,687                2,235
Proceeds from maturities of investment securities held to maturity,
      including sales, principal payments and calls                                          3,778                4,120
Purchases of investment securities available for sale                                       (3,450)              (3,270)
Purchases of investment securities held to maturity                                         (3,474)              (1,978)
Purchases of premises and equipment                                                           (784)                (103)
Decrease in other real estate owned, net                                                       262                   56
                                                                                          --------             --------
Net cash used in investing activities                                                       (6,695)                (996)
                                                                                          --------             --------

FINANCING ACTIVITIES

Purchase of deposits                                                                        16,369                8,339
Increase in deposits                                                                        24,071                2,180
Decrease in short-term borrowings                                                              (46)              (3,499)
Decrease in long-term debt                                                                     (75)              (4,500)
Purchase of treasury stock                                                                      (3)                  --
Dividends paid on preferred stock                                                              (67)                 (87)
Dividends paid on common stock                                                                (242)                  --
                                                                                          --------             --------
Net cash provided by financing activities                                                   40,007                2,433
                                                                                          --------             --------

Net increase in cash and cash equivalents                                                   33,552                1,876

Cash and cash equivalents at beginning of period                                            35,584               11,609
                                                                                          --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 69,136             $ 13,485
                                                                                          ========             ========
CASH PAID DURING THE YEAR

Interest                                                                                  $  2,634             $  3,306
Income taxes                                                                                   515                  320

NON CASH INVESTING ACTIVITIES

Transfer from investment securities held to maturity to investment securities
available for sale, at amortized cost                                                          246                   --

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2000 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to 2001 financial presentations.

3. Net income per common share

The following table presents the computation of net income per common share.

                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                            ------------------------      -------------------------
In thousands, except per share data           2001           2000            2001            2000
                                            ---------      ---------      ---------       ---------
Net income                                  $     258      $     256      $     636       $     326

Dividends paid on preferred stock                  --             --            (67)            (87)
                                            ---------      ---------      ---------       ---------
Net income applicable to basic
  common shares                                   258            256            569             239
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                      3              3              6               6
                                            ---------      ---------      ---------       ---------
Net income applicable to diluted
 common shares                              $     261      $     259      $     575       $     245
                                            =========      =========      =========       =========

NUMBER OF AVERAGE COMMON SHARES

Basic                                         121,266        121,306        121,284         120,438
                                            ---------      ---------      ---------       ---------
Diluted:
  Average common shares outstanding           121,266        121,306        121,284         120,438
  Average common shares converted from
    convertible subordinate debentures         12,500         12,500         12,500          12,500
                                            ---------      ---------      ---------       ---------
                                              133,766        133,806        133,784         132,938
                                            =========      =========      =========       =========
NET INCOME PER COMMON SHARE

Basic                                       $    2.13      $    2.11      $    4.69       $    1.98
Diluted                                          1.95           1.94           4.30            1.84

4. Recent accounting pronouncements

In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The Corporation adopted the provisions of SFAS 133 on January 1, 2001, at which time investment securities with a carrying value of $246,000 and a related market value of $266,000 were transferred from the held to maturity portfolio to the available for sale portfolio. As a result of the reclassification, the Corporation recorded other comprehensive income, net of tax of $14,000 cumulative effect of an accounting change.

On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Statement 142 requires that after June 30, 2001, goodwill and any intangible asset determined to have an indefinite useful life will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

The Corporation is required to adopt the provisions of Statement of 141 immediately. The initial adoption of Statement 141 had no impact on the Corporation's consolidated financial statements. The Corporation is required to adopt Statement 142 effective January 1, 2002. The Corporation currently has no recorded goodwill and does not anticipate that Statement 142 will significantly impact the Corporation's accounting for currently recorded intangible assets, primarily core deposit intangibles.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2001, City National Bancshares Corporation ("CNBC") was certified by the Department of the Treasury as a Community Development Financial Institution Corporation, or CDFI. This certification means that the Treasury Department has formerly recognized CNBC for "having a primary purpose of promoting community development." Certification as a CDFI will bring certain financial benefits by providing financial incentives for expanding in lending and other community development efforts in the urban areas where the Bank's offices are located. In June, 2001, the Bank acquired a branch office located in Brooklyn, New York, from a savings bank, assuming $16.4 million in deposits.

FINANCIAL CONDITION

At June 30, 2001, total assets increased to $241.7 million from $200.4 million at the end of 2000, while total deposits rose to $216.6 million from $176.2 million, due primarily to the aforementioned branch acquisition.

Federal funds sold

Federal funds sold increased to $58.3 million at June 30, 2001 from $26.7 million at the end of 2000, while the related average balances were $19.9 million for the first six months of 2001 compared to $10.6 million for the first half of 2000. The increase at the end of June, 2001 resulted from the deposit proceeds received in the branch acquisition along with higher commercial deposit balances, while average balances rose due to the commercial account activity.

Interest bearing deposits with banks

Interest bearing deposits with banks rose from $153,000 at December 31, 2000 to $3.7 million at June 30, 2001, while the related average balance decreased in the first half of 2001 to $1.2 million from $1.4 million for the similar 2000 period. The increase in actual balances resulted from the Bank's participation in a CDFI investment program.

Investments

The investment securities available for sale ("AFS") portfolio decreased slightly to $33.1 million at June 30, 2001 from $33.9 million at the end of 2000, while the net related unrealized loss decreased to $122,000 from $273,000, reflecting the Bank's transfer of $246,000 of investment securities with a market value of $266,000 on January 1, 2001, in connection with the Bank's adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", along with the effects of a decline in interest rates. The investments held to maturity ("HTM") portfolio decreased to $31.6 million at June 30, 2001 from $32.1 million at the end of 2000 due primarily to maturities that were not reinvested in the portfolio.

At June 30, 2001, the Bank held callable U.S. government agency notes with a carrying value of $19.8 million, of which $19.4 million were included in the HTM portfolio. Gross unrealized depreciation on the total callable portfolio totalled $282,000 compared to $649,000 at the end of 2000 due to a reduction in interest rates. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation.

Loans

Loans rose $4.2 million, to $94.9 million at June 30, 2001 from $90.7 million December 31,2000, while average loans increased 12.4% to $93.2 million for the first six months of 2001 from $82.9 million in the first six months of 2000. Most of the increase occurred in the commercial real estate portfolio. There were no loans held for sale at June 30, 2001 compared to $148,000 at December 31, 2000.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

(Dollars in thousands)                             Three Months                         Six Months
                                                   Ended June 30,                      Ended June 30,
                                              ------------------------            ------------------------
                                               2001              2000              2001              2000
                                              ------            ------            ------            ------
Balance at beginning of period                $1,362            $  929            $1,200            $1,975
Provision for loan losses                         75                45               135               349
Recoveries of previous charge-offs                28                23               130                57
                                              ------            ------            ------            ------
                                               1,465               997             1,465             2,381
Less: Charge-offs                                 65                89                65             1,473
                                              ------            ------            ------            ------
Balance at end of period                      $1,400            $  908            $1,400            $  908
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

                                            June 30,          December 31,        June 30,
(Dollars in thousands)                        2001               2000               2000
                                             ------              -----              -----
Reserve for loan
  losses as a percentage of:
Total loans                                    1.48%              1.32%              1.07%
Total nonperforming loans                    149.25%            171.18%             69.79%
Total nonperforming assets
  (nonperforming loans and OREO)             107.94%             90.77%             46.73%

Net charge-offs as a percentage
  of average loans (year-to-date)               N/A                N/A               1.71%

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

                                        June 30,          December 31,          June 30,
(Dollars in thousands)                    2001                2000                2000
                                        --------            --------            --------
Nonaccrual loans
Commercial                              $     66            $    131            $    727
Installment                                   28                  21                   8
Real estate                                  301                 305                 324
                                        --------            --------            --------
Total                                   $    395                 457               1,059
                                        --------            --------            --------

Loans past due 90 days
  or more and still accruing
Commercial                                    --                  --                  --
Installment                                    3                  --                  17
Real estate                                  540                 244                 225
                                        --------            --------            --------
Total                                        543                 244                 242
                                        --------            --------            --------
Total nonperforming loans               $    938            $    701            $  1,301
                                        ========            ========            ========

Nonperforming assets are generally secured by small commercial real estate properties. While total nonaccrual loans declined during the first half of 2001 due to charge-offs, loans past due 90 days or more rose by $299,000 due to the addition of a $200,000 residential loan which is considered adequately secured.

There were no impaired loans at June 30, 2001 or December 31, 2000. Impaired loans averaged $- for the first six months of 2001 and $550,000 for the first six months of 2000.

DEPOSITS

Total deposits rose $40.4 million to $216.6 million at June 30, 2001 from $176.2 million at the end of 2000, while average deposits rose 13.8%, to $168.6 million for the first half of 2001 from $148.2 million for the first half of 2000. Total deposits rose because of growth in commercial accounts, along with the aforementioned branch acquisition in June, 2001. The major source of the growth in average deposits was from the aforementioned increase in commercial accounts, along with approximately $10 million of deposits acquired in connection with the purchase of a branch office in May, 2000.

Total savings deposits increased from $53.5 million at December 31, 2000 to $81.6 million at June 30, 2001, while average savings deposits rose to $56.5 million from $47.2 million for the first half of 2000. The increase in actual balances resulted primarily from the June, 2001 branch acquisition, while the increase in the average balances resulted primarily from a branch acquired in May 2000. Total time deposits rose to $72.5 million at the end of June 2001 from $67.9 million at December 31, 2000, while average time deposits declined to $66.3 million for the first six months of 2001 from $76.5 for the first six months of 2000. Actual deposits rose due to temporarily higher municipal account balances, while the average balance declined due to a decrease in municipal deposit account balances, as the Bank continued a planned reduction in these balances due to the availability of less expensive funds from the newly acquired branch.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2001. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

Short-term borrowings decreased from $46,000 at December 31, 2000 to $- at the end of the 2001 first half, while the average balances were $4.3 million for the first six months of 2000 compared to $819,000 for the first half of 2001. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

Capital

Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk.

Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

At June 30, 2001, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 4.84%, 8.15% and 10.35%, respectively, while the Bank's ratios were 5.54%, 9.34% and 10.73%.

RESULTS OF OPERATIONS

Net income rose slightly to $258,000 for the second quarter of 2001 from $256,000 for the same 2000 quarter due primarily to a 24.4% increase in net interest income offset by higher operating expenses. Related earnings per share on a diluted basis were $1.96 and $1.94. Net income increased to $636,000 for the first half of 2001 from $326,000 for the similar 2000 period due primarily to improved net interest income. Related earnings per share on a diluted basis rose to $4.30 from $1.84.

First half of 2001 income and expense levels were affected by the operation for six months of the branch acquired in May, 2000.

Net interest income

In the second quarter of 2001, net interest income on a tax equivalent basis rose 20.7% from the same 2000 period, while the related net interest margins were 4.13% compared to 3.76%. The increased income resulted from higher levels of earning assets, while the higher interest margin was due to the benefits from the lower interest rate environment.

For the first half of 2001, net interest income on a tax equivalent basis rose 27.5% from the same 2000 period, while the related net interest margins were 4.25% compared to 3.65%. The increased net interest income and higher net interest margin resulted from higher levels of earnings assets, primarily from increased loan volume. A reduction in interest rates during the 2001 first half also contributed to the 61 basis point improvement in net interest margin. Because the Corporation is liability-sensitive to changes in interest rates, the Corporation's cost of funds declined 76 basis points to 3.17% from 3.93% a year earlier, while the yield on interest earning assets declined 14 basis points, to 7.42% from 7.58% a year earlier. In a declining interest rate environment, however, there exists interest rate risk in the investment portfolio due to the holding of $20 million of callable agency securities. Should these securities be called, the proceeds would be reinvested at lower rates, reducing the overall yield on interest earning assets.

Interest income on a tax equivalent basis rose 6.9% in the first half of 2001 compared to the first half of 2000 due to the increased earning asset levels. Interest expense declined 13.8% between the same periods due primarily to a reduction in the cost to fund interest earning assets, from 3.93% to 3.17%.

Other operating income

Other operating income, including the results of investment securities transactions, rose 17.3% in the second quarter of 2001 compared to the similar 2000 period, while such income increased 11.3% during the six months ended June 30, 2001 compared to the 2000 first half. Both increases resulted primarily from higher service charges on deposit accounts, partially offset by lower commercial loan agency fees.

Other operating expenses

Other operating expenses rose 21.4% for the second quarter of 2001 to $1,777,000 from $1,464,000 in the second quarter of 2000, with the increase attributable primarily to the costs associated with operating the branch acquired in May, 2000, along with higher salaries and benefit expenses, and increased occupancy costs. Merit increases, along with staffing increases resulting from product and branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the increased benefit expense. First half 2001 other operating expenses rose 17.6%, to $3,364,000 from $2,861,000 a year earlier for the same reasons that caused the second quarter increase.

Income tax expense

Income tax expense rose in the second quarter of 2001 from the similar 2000 quarter due to higher taxable income levels. Income tax expense as a percentage of pretax income increased in both periods as well as for the same reason, compared to the first half of 2000.

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

The major contribution during the first half of 2001 from operating activities to the Corporation's liquidity came from net income, while the highest use of cash was for other assets.

Net cash used in investing activities was primarily for loan originations, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity.

The primary source of funds from financing activities resulted from an increase in deposits, while the highest use of cash in financing activities resulted from dividends paid to common stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 24, 2001. The stockholders voted upon the election of three persons, named in the proxy statement, to serve as directors of the Corporation for three years. The directors were elected at the Annual Meeting with 74,776 votes "For" and 100 votes "Abstained". There were no votes "Against". The terms of the following directors were continued after the Annual Meeting: Douglas E. Anderson, Leon Ewing, Eugene Giscombe and Louis Prezeau.

Stockholders also voted upon the ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2001. Stockholders voted 74,645 shares "For" the proposal, 90 shares "Against" and 148 votes "Abstained".

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

         (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 24, 2000 incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.

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

         (11) Statement regarding computation of per share earnings. The required information is included on page 6.

         (c) No reports on Form 8-K were filed during the quarter ending June 30, 2001.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         August 11, 2001    /s/ Edward R. Wright
                            ----------------------------------------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)