Form 10-Q
period 2001-09-30
CITY NATIONAL BANCSHARES CORP
filed 2001-11-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Yes [X]       No [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 6, 2001 was approximately $1,610,950.

There were 125,216 shares of common stock outstanding at August 1, 2001.

Index                                                                                                Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2001 (Unaudited) and December 31, 2000....     3

         Consolidated Statement of Income (Unaudited) for the Nine Months Ended September 30, 2001
         and 2000 and for the Three Months Ended September 30, 2001 and 2000......................     4

         Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended
         September 30, 2001 and 2000..............................................................     5

         Notes to Consolidated Financial Statements (Unaudited)...................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................................     8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................    13

PART II. OTHER INFORMATION........................................................................    13

Item 1.  Legal proceedings........................................................................    13

Item 6.  Exhibits and Reports on Form 8-K.........................................................    13

Signatures .......................................................................................    15

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                          September 30,    December 31,
Dollars in thousands, except per share data                                                   2001             2000
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                    $    6,492       $    8,884
Federal funds sold                                                                             31,100           26,700
Interest bearing deposits with banks                                                            3,654              153
Investment securities available for sale                                                       35,094           33,852
Investment securities held to maturity (Market value of $31,702
       at September 30, 2001 and $31,686 at December 31, 2000)                                 31,125           32,078
Loans held for sale                                                                                --              148
Loans                                                                                         102,903           90,653
Less: Reserve for loan losses                                                                   1,425            1,200
----------------------------------------------------------------------------------------------------------------------
Net loans                                                                                     101,478           89,453
----------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                          4,256            3,471
Accrued interest receivable                                                                     1,515            1,410
Other real estate owned                                                                           359              621
Other assets                                                                                    4,871            3,672
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                               $  219,944       $  200,442
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                                  $   72,786       $   54,789
   Savings                                                                                     68,603           53,521
   Time                                                                                        53,108           67,859
----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                194,497          176,169
Short-term borrowings                                                                              --               46
Accrued expenses and other liabilities                                                          1,988            1,567
Long-term debt                                                                                 12,279           12,425
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                             208,764          190,207

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value: Authorized 100,000 shares;
      Series A, issued and outstanding, 8 shares in 2001 and 2000                                 200              200
      Series C, issued and outstanding, 108 shares in 2001 and 2000                                27               27
      Series D, issued and outstanding, 3,280 shares in 2001 and 2000                             820              820
   Common stock, par value $10: Authorized 400,000 shares;
      122,030 shares issued in 2001 and 2000,
      125,216 shares outstanding in 2001, and 121,406 shares outstanding in 2000                1,260            1,220
   Surplus                                                                                        999              968
   Retained earnings                                                                            7,877            7,292
   Accumulated other comprehensive (loss)                                                          19             (273)
   Treasury stock, at cost - 764 shares in 2001 and 624 shares in 2000, respectively              (22)             (19)
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                     11,180           10,235
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  219,944       $  200,442
======================================================================================================================


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
Consolidated Statement of Income (Unaudited)                SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -----------------------       -----------------------

Dollars in thousands, except per share data              2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                             $  1,960       $  1,919       $  5,918       $  5,471
Interest on Federal funds sold and securities
   purchased under agreements to resell                     207             94            676            410
Interest on other short-term investments                     33              2             56             39
Interest and dividends on investment securities:
   Taxable                                                  929            979          2,837          3,012
   Tax-exempt                                               105             93            284            267
------------------------------------------------------------------------------------------------------------
Total interest income                                     3,234          3,087          9,771          9,199
------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                      1,109          1,340          3,566          4,072
Interest on short-term borrowings                            10             42             31            177
Interest on long-term debt                                  172            164            524            517
------------------------------------------------------------------------------------------------------------
Total interest expense                                    1,291          1,546          4,121          4,766
------------------------------------------------------------------------------------------------------------

Net interest income                                       1,943          1,541          5,650          4,433
Provision for loan losses                                    66            130            201            479
------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                        1,877          1,411          5,449          3,954
------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                         252            211            655            514
Other income                                                167            106            579            543
Net gain on sales of investment securities
   available for sale                                         5              8              8              3
------------------------------------------------------------------------------------------------------------
Total other operating income                                424            325          1,242          1,060
------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                        950            779          2,675          2,291
Occupancy expense                                           151            139            436            360
Equipment expense                                           117            117            353            348
Other expenses                                              685            399          1,803          1,296
------------------------------------------------------------------------------------------------------------
Total other operating expenses                            1,903          1,434          5,267          4,295
------------------------------------------------------------------------------------------------------------


Income before income tax expense                            398            302          1,424            719
Income tax expense                                          139             66            529            157
------------------------------------------------------------------------------------------------------------

NET INCOME                                             $    259       $    236       $    895       $    562
------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE

Basic                                                  $   2.06       $   1.94       $   6.75       $   3.93
Diluted                                                    1.94           1.78           6.23           3.62
------------------------------------------------------------------------------------------------------------

Basic average common shares outstanding                 125,216        121,415        122,592        120,766
Diluted average common shares outstanding               133,766        133,915        133,775        133,266
------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    ------------------------

IN THOUSANDS                                                                          2001            2000
------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                          $    895        $    562
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                        329             343
    Provision for loan losses                                                            201             479
    Premium amortization on investment securities                                         38              13
    Net gains on sales and early redemptions of investment securities                     (8)             (3)
    Gains on sales of loans held for sale                                                 (3)            (15)
Loans originated for sale                                                                (90)           (437)
Proceeds from sales of loans held for sale                                               241             825
Decrease in accrued interest receivable                                                 (103)           (264)
Deferred income tax benefit (expense)                                                     60            (112)
Increase in other assets                                                              (1,489)           (551)
Increase in accrued expenses and other liabilities                                       421              98
------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                499             938
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Increase in loans, net                                                               (12,225)         (4,212)
(Increase) decrease in interest bearing deposits with banks                           (3,501)          2,067
Proceeds from maturities of investment securities available for sale,
    including sales, principal payments and calls                                      7,406           6,507
Proceeds from maturities of investment securities held to maturity,
    including principal payments and calls                                             7,874           4,560
Purchases of investment securities available for sale                                 (7,933)         (5,378)
Purchases of investment securities held to maturity                                   (7,148)         (1,977)
Purchases of premises and equipment                                                   (1,114)           (181)
Decrease in other real estate owned, net                                                 262              56
------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                                  (16,386)          1,442
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Purchase of deposits                                                                  16,369           8,339
Increase in deposits                                                                   1,959           4,173
Decrease in short-term borrowings                                                        (46)         (1,842)
Decrease in long-term debt                                                               (75)         (5,500)
Proceeds from issuance of common stock                                                    --              37
Purchase of treasury stock                                                                (3)             (2)
Dividends paid on preferred stock                                                        (67)            (87)
Dividends paid on common stock                                                          (242)           (225)
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                             17,895           4,893
------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              2,008           7,273

Cash and cash equivalents at beginning of period                                      35,584          11,609
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 37,592        $ 18,882
============================================================================================================

CASH PAID DURING THE YEAR
Interest                                                                            $  3,918        $  4,611
Income taxes                                                                             616             320

NONCASH INVESTING ACTIVITIES
Transfer from investment securities held to maturity to investment securities
    available for sale, at amortized cost                                                246              --
Conversion of long-term debt into common stock                                            71              --


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

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2000 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

3. Net income per common share

The following table presents the computation of net income per common share.

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
In thousands, except per share data           2001          2000          2001          2000
----------------------------------------------------------------------------------------------
Net income                                  $    259      $    236      $    895      $    562
Dividends paid on preferred stock                 --            --            67            87
----------------------------------------------------------------------------------------------
Net income applicable to basic
  common shares                                  259           236           828           475
Interest expense on convertible
  Subordinated debentures, net of
  income taxes                                     2             2             6             8
----------------------------------------------------------------------------------------------
Net income applicable to diluted
 common shares                              $    261      $    238      $    834      $    483
==============================================================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                        125,216       121,415       122,592       120,766
----------------------------------------------------------------------------------------------
Diluted:
  Average common shares outstanding          125,216       121,415       122,592       120,766
  Average common shares converted from
    convertible subordinate debentures         8,550        12,500        11,183        12,500
----------------------------------------------------------------------------------------------
                                             133,766       133,915       133,775       133,266
==============================================================================================
NET INCOME PER COMMON SHARE
Basic                                       $   2.06      $   1.94      $   6.75      $   3.93
Diluted                                         1.94          1.78          6.23          3.62

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

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2001, City National Bancshares Corporation ("CNBC") was certified by the Department of the Treasury as a Community Development Financial Institution Corporation, or CDFI. This certification means that the Treasury Department has formerly recognized CNBC for "having a primary purpose of promoting community development." Certification as a CDFI will bring certain financial benefits by providing financial incentives for expanding in lending and other community development efforts in the urban areas where the Bank's offices are located. In June, 2001, the Bank acquired a branch office located in Brooklyn, New York, from a savings bank, assuming $16.4 million in deposits and also opened a new branch in Newark, New Jersey.

Additionally, during the third quarter of 2001, City National Bank of New Jersey was advised by the Department of the Treasury that the Bank has qualified for a $2 million award under the Treasury's Bank Enterprise Award Program. This program provides financial incentives to banks making qualifying loans and investments in distressed communities. The award will be received when the Bank has provided documentation that the required amount of qualifying loans and investments have been made. The award has not been reflected in the financial statements and will be recorded when received.

FINANCIAL CONDITION

At September 30, 2001, total assets increased to $219.9 million from $200.4 million at the end of 2000, while total deposits rose to $194.5 million from $176.2 million, due primarily to the aforementioned branch acquisition. Most of this deposit growth was used for loan originations, as total loans increased to $102.9 million at September 30, 2001 from $90.7 million at the end of 2000.

Federal funds sold

Federal funds sold increased to $31.1 million at September 30, 2001 from $26.7 million at the end of 2000, while the related average balances were $21.1 million for the first nine months of 2001 compared to $9 million for the first nine months of 2000. The increase at the end of September, 2001 resulted from the deposit proceeds received in the June 2001 branch acquisition, while average balances rose due to increased commercial account balances.

Interest bearing deposits with banks

Interest bearing deposits with banks rose from $153,000 at December 31, 2000 to $3.7 million at September 30, 2001, while the related average balance increased in the first nine months of 2001 to $2 million from $1 million for the similar 2000 period. Both increases resulted from the Bank's participation in a CDFI investment program.

Investments

The investment securities available for sale ("AFS") portfolio rose slightly to $35.1 million at September 30, 2001 from $33.9 million at the end of 2000, while the related net unrealized loss decreased from $273,000, to a gain of $19,000, reflecting the Bank's transfer of $246,000 of investment securities with a market value of $266,000 on January 1, 2001, in connection with the Bank's adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", along with the effects of a decline in interest rates. The investments held to maturity ("HTM") portfolio decreased to $31.1 million at September 30, 2001 from $32.1 million at the end of 2000 due primarily to maturities that were not reinvested in the portfolio.

At September 30, 2001, the Bank held callable U.S. government agency notes with a carrying value of $14.8 million, of which $14.2 million were included in the HTM portfolio. Gross unrealized depreciation on the total callable portfolio totalled $125,000 compared to $649,000 at the end of 2000 due to a reduction in interest rates. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation, although reinvestment of proceeds received from such securities that are redeemed prior to maturity may be reinvested at lower rates than received on the redeemed securities.

Loans

Loans rose $12.2 million, to $102.9 million at September 30, 2001 from $90.7 million December 31,2000, while average loans increased 12% to $94.1 million for the first nine months of 2001 from $84 million in the first nine months of 2000. Most of the increase occurred in the commercial real estate portfolio. There were no loans held for sale at September 30, 2001 compared to $148,000 at December 31, 2000.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

                                             Three Months               Nine Months
                                          Ended September 30,       Ended September 30,
(Dollars in thousands)                     2001         2000         2001         2000
----------------------------------------------------------------------------------------
Balance at beginning of period           $  1,400     $    908     $  1,200     $  1,975
Provision for loan losses                      66          130          201          479
Recoveries of previous charge-offs             22           24          152           81
                                         --------     --------     --------     --------
                                            1,488        1,062        1,553        2,535
Less: Charge-offs                              63           20          128        1,493
                                         --------     --------     --------     --------
Balance at end of period                 $  1,425     $  1,042     $  1,425     $  1,042
                                         ========     ========     ========     ========

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

                                    September 30,   December 31,   September 30,
(Dollars in thousands)                  2001           2000            2000
--------------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                              1.38%          1.32%           1.22%
Total nonperforming loans              120.56%        171.18%          84.99%
Total nonperforming assets
  (nonperforming loans and OREO)        92.47%         90.77%          55.78%

Net charge-offs as a percentage
  of average loans (year-to-date)         N/A            N/A            1.68%

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

                                    September 30,   December 31,   September 30,
(Dollars in thousands)                  2001           2000            2000
--------------------------------------------------------------------------------
Nonaccrual loans
Commercial                             $  242         $  131          $  587
Installment                                22             21              21
Real estate                               423            305             279
                                       ------         ------          ------
Total                                  $  687            457             887
                                       ------         ------          ------

Loans past due 90 days
  or more and still accruing
Commercial                                 --             --               7
Installment                                 5             --              17
Real estate                               494            244             315
                                       ------         ------          ------
Total                                     499            244             339
                                       ------         ------          ------
Total nonperforming loans              $1,186         $  701          $1,226
                                       ======         ======          ======

Total nonperforming loans rose during the first nine months of 2001 due to the addition of a $200,000 residential loan to loans past due 90 days or more but still accruing.

There were no impaired loans at September 30, 2001 or December 31, 2000. There were no impaired loans during the first nine months of 2001 while impaired loans averaged $651,000 for the first nine months of 2000.

DEPOSITS

Total deposits rose $18.3 million to $194.5 million at September 30, 2001 from $176.2 million at the end of 2000, while average deposits rose 17.3%, to $173.2 million for the first nine months of 2001 from $147.6 million for the first nine months of 2000. Total deposits rose because of growth in commercial accounts, along with the aforementioned branch acquisition in June, 2001. The major source of the growth in average deposits was from the aforementioned increase in commercial accounts, along with approximately $10 million of deposits acquired in connection with the purchase of a branch office in May, 2000.

Total savings deposits increased from $53.5 million at December 31, 2000 to $68.6 million at September 30, 2001, while average savings deposits for the first nine months of 2001 rose to $61.8 million from $47.2 million for the first nine months of 2000. The increase in actual balances resulted primarily from June, 2001 branch acquisition, while the increase in the average balances resulted primarily from a branch acquired in May, 2000. Total time deposits decreased to $53.1 million at the end of September 2001 from $67.9 million at December 31, 2000, while average time deposits declined to $62.9 million for the first nine months of 2001 from $73.1 for the first nine months of 2000. The decreases in time deposits resulted from a planned reduction in municipal deposit account balances, due to the availability of less expensive funds from the newly acquired branch.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2001. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

Short-term borrowings decreased from $46,000 at December 31, 2000 to $0 at September 30, 2001, while the average balances were $1 million for the first nine months of 2001 compared to $4 million for the first nine months of 2000. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

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

At September 30, 2001, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 4.84%, 8.15% and 10.35%, respectively, while the Bank's ratios were 5.54%, 9.34% and 10.73%.

RESULTS OF OPERATIONS

Net income increased to $259,000 for the third quarter of 2001 from $236,000 for the same 2000 quarter due primarily to a 26.1% increase in net interest income offset by higher operating expenses. Related earnings per share on a diluted basis were $1.94 and $1.78. Net income increased to $895,000 for the first nine months of 2001 from $562,000 for the similar 2000 period due primarily to improved net interest income. Related earnings per share on a diluted basis rose to $6.23 from $3.62.

Income and expense comparisions for the first nine months of 2001 with the similar period in 2000 were affected by the operation for nine months in 2001 of the branch acquired in May, 2000.

Net interest income

In the third quarter of 2001, net interest income on a tax equivalent basis rose 20.7% from the same 2000 period, while the related net interest margins were 4.13% compared to 3.76%. The increased income resulted from higher levels of earning assets, while the higher interest margin was due to the benefits from the lower interest rate environment.

For the first nine months of 2001, net interest income on a tax equialvent basis rose 27.5% from the same 2000 period, while the related net interest margins were 4.25% compared to 3.65%. The increased net interest income and higher net interest margin resulted from higher levels of earnings assets, primarily from increased loan volume. A reduction in interest rates during the 2001 first half also contributed to the

60 basis point improvement in net interest margin. Because the Corporation is liability-sensitive to changes in interest rates, the Corporation's cost of funds declined 76 basis points to 3.17% from 3.93% a year earlier, while the yield on interest earning assets declined 16 basis points, to 7.42% from 7.58% a year earlier. In a declining interest rate environment, however, there exists interest rate risk in the investment portfolio due to the holding of $14.8 million of callable agency securities. Should these securities be called, the proceeds would be reinvested at lower rates, reducing the overall yield on interest earning assets.

Interest income on a tax equivalent basis rose 6.9% in the first nine months of 2001 compared to the first nine months of 2000 due to the increased earning asset levels. Interest expense declined 13.8% between the same periods due primarily to a reduction in the cost to fund interest earning assets, from 3.93% to 3.17%.

Other operating income

Other operating income, including the results of investment securities transactions, rose 30.5% in the third quarter of 2001 compared to the similar 2000 period, while such income increased 17.2% during the nine months ended June 30, 2001 compared to the first nine months of 2000. Higher commercial loan agency fees was the primary reason for the quarterly increase, while higher service charges on deposit accounts drove the year-to-date increase.

Other operating expenses

Other operating expenses rose 32.7% for the third quarter of 2001 to $1,903,000 from $1,434,000 in the third quarter of 2000, with the increase attributable primarily to the costs associated with operating the branch opened in June 2001, along with higher salaries and benefit expenses. Merit increases, along with staffing increases resulting from product and the branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the increased benefit expense. For the first nine months of 2001, other operating expenses rose 22.6%, to $5,267,000 from $4,295,000 a year earlier. This increase occurred for the same reasons that caused the third quarter increase, as well as the operation of the branch acquired in 2001 compared to nine months in 2000.

Income tax expense

Income tax expense rose in the third quarter of 2001 from the similar 2000 quarter as well as for the first nine months of 2001 for the first nine months of 2000 due to higher taxable income levels. Income tax expense as a percentage of pretax income increased in all periods as well as for the same reason, compared to the same periods of 2000.

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

The major contribution during the first nine months of 2001 to the Corporation's liquidity came from deposits, while the highest use of cash was for loan originations. Mautrities of investment securities provide secondary sources of liquidity.

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

The case has been completed and post-trial submissions, which include findings of fact, conclusions of law and closing arguments, are being prepared.


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

(c) No reports on Form 8-K were filed during the quarter ending September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

November 13, 2001           /s/ Edward R. Wright
                            -------------------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)