Form 10-K
period 2001-12-31
CITY NATIONAL BANCSHARES CORP
filed 2002-03-29
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM       TO

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No | |

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 2002 was approximately $1,610,200.

There were 125,055 shares of common stock outstanding at March 23, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the definitive Proxy Statement for the 2002 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents

                                                                                                                   Page
                                                           PART I

Item 1.  Business............................................................................................         3
Item 2.  Properties..........................................................................................         5
Item 3.  Legal Proceedings...................................................................................         5
Item 4.  Submission of Matters to a Vote of Security Holders.................................................         5

                                                           PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........................         5
Item 6.  Selected Financial Data.............................................................................         6
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................................    7 - 15
Item 8.  Financial Statements and Supplementary Data.........................................................   16 - 29
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................................................        30

                                                          PART III

Item 10. Directors and Executive Officers of Registrant......................................................        30
Item 11. Executive Compensation..............................................................................        30
Item 12. Security Ownership of Certain Beneficial Owners and Management......................................        30
Item 13. Certain Relationships and Related Transactions......................................................        30

                                                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   30 - 31

Signatures...................................................................................................        32

PART I
ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS
City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2001, CNBC had consolidated total assets of $222.3 million, total deposits of $194.1 million and stockholders' equity of $11.4 million. Its only subsidiary is City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973. CNB has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB.

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

In November, 2001 the United States Department of the Treasury designated both City National Bancshares Corporation and City National Bank as community development enterprises ("CDE's"). This designation means that the Department of Treasury has formally recognized CBNC and CNB for "having a primary purpose of promoting community development" and will facilitate attracting capital by allowing both entities to benefit from the federal government's New Market Tax Program.

As a result of the terrorist attack on the World Trade Center in New York City on September 11, 2001, economic conditions have deteriorated within the Bank's market area. The impact on the Bank is more fully discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its seven branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the Headquarters) in Newark, and one each in Hackensack and Paterson, New Jersey. As a result of the acquisitions of two branches from Carver Federal Savings Bank ("Carver"), the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island.

The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Bank lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in central New Jersey. The Bank's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly low to moderate income households. The Bank has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. The Bank believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty, which is essential to the Bank's ability to compete effectively. The Bank offers various investment products, including mutual funds.

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

EMPLOYEES
On December 31, 2001, CNBC and its subsidiary had 83 full-time equivalent employees. Management considers relations with employees to be satisfactory.

ITEM 2. PROPERTIES

The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. The Bank has three other branch locations in New Jersey and two in the state of New York. Two of the locations are in leased space while the others are owned by the Bank.

The New Jersey branch offices are located in Newark and Hackensack, both owned, and in Paterson, which is leased. The New York branches are located in Roosevelt, Long Island and Brooklyn, New York, and both are owned.

In addition to its branch network, the Bank currently maintains three ATM's at remote sites.

ITEM 3. LEGAL PROCEEDINGS

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. The amount that CNB will ultimately recover, if any, under these insurance policies cannot be determined. The trial has been completed and the Bank is awaiting a decision by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001 there were no matters submitted to stockholders for a vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2001.

At March 23, 2002, the Corporation had 1,950 common stockholders of record.

On April 11, 2001, the Corporation paid a cash dividend of $2.00 per share to stockholders of record on April 4, 2001. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

FORM 10-K
THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K IS AVAILABLE WITHOUT CHARGE UPON WRITTEN REQUEST TO CITY NATIONAL BANCSHARES CORPORATION, EDWARD R. WRIGHT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, 900 BROAD STREET, NEWARK, NEW JERSEY, 07102.

TRANSFER AGENT
First City Transfer Company
P.O. Box 170
Iselin, New Jersey  08830

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
Dollars in thousands, except per share data              2001        2000        1999        1998        1997
===============================================================================================================
YEAR-END BALANCE SHEET DATA:
Total assets                                           $222,298    $200,442    $172,496    $164,901    $138,868
Gross loans                                              99,190      90,653      82,446      71,440      56,947
Reserve for loan losses                                   1,700       1,200       1,975       1,415         825
Investment securities                                    71,291      65,930      68,475      63,966      62,360
Total deposits                                          194,129     176,169     139,837     137,943     119,717
Long-term debt                                           13,204      12,425      16,225      15,749       3,749
Stockholders' equity                                     11,434      10,235       9,026      10,123      10,032
===============================================================================================================
INCOME STATEMENT DATA:
Interest income                                        $ 12,888    $ 12,477    $ 10,615    $  9,555    $  9,571
Interest expense                                          5,268       6,381       5,276       4,598       4,330
---------------------------------------------------------------------------------------------------------------
Net interest income                                       7,620       6,096       5,339       4,957       5,241
Provision for loan losses                                   356         872         906       1,016         159
---------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                         7,264       5,224       4,433       3,941       5,082
Other operating income                                    2,588       2,547       1,492       1,297       1,199
Other operating expenses                                  7,827       6,239       5,330       4,999       4,630
---------------------------------------------------------------------------------------------------------------
Income before income tax expense                          2,025       1,532         595         239       1,651
Income tax expense                                          719         452         193          13         582
---------------------------------------------------------------------------------------------------------------
Net income                                             $  1,306    $  1,080    $    402    $    226    $  1,069
===============================================================================================================

PER COMMON SHARE DATA:
Net income per basic share                             $  10.05    $   8.21    $   2.48    $   1.25    $   8.98
Net income per diluted share                               9.33        7.52        2.34        1.22        8.11
Book value                                                83.01       75.68       66.73       72.54       74.34
Dividends                                                  2.00        1.85        1.80        1.75        1.50

Basic average number of common shares
  outstanding                                           123,241     120,926     118,902     115,189     114,141
Diluted average number of common shares
  outstanding                                           133,766     133,426     131,402     129,039     127,991
Number of common shares outstanding at year-end         125,125     121,406     119,571     118,221     114,141

FINANCIAL RATIOS:
Return on average assets                                    .65%        .61%        .25%        .16%        .78%
Return on average common equity                           12.69       12.06        3.49        1.51       13.05
Stockholders' equity as a percentage of total assets       5.14        5.11        5.23        6.14        7.22
Dividend payout ratio                                     19.90       22.53       72.58      140.00       16.70
===============================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY
Net income rose 20.9% to $1,306,000 in 2001 from to $1,080,000 in 2000 due primarily to an increase in net interest income. Included in both years' earnings were awards received from the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund. The awards were based on the Bank's lending efforts in qualifying lower income communities, as well as the Bank's deposits in other CDFI's. Award income was $774,000 in 2001, compared to $879,000 in 2000. Related earnings per common share on a diluted basis increased to $9.33 from $7.52. Without the awards, net income would have totalled $744,000 in 2001 and $460,000 in 2000.

Total assets rose to $222.3 million at the end of 2001 from $200.4 million a year earlier due to the acquisition in June, 2001, of a branch in Brooklyn, New York from Carver Federal Savings Bank. The deposits acquired were used to replace more costly short-term municipal certificates of deposit, ultimately reducing deposit costs.

CASH AND DUE FROM BANKS
Cash and due from banks declined to $5.5 million at the end of 2001 from $8.9 million a year earlier due to the receipt at the end of 2000 of a large deposit. Average cash and due from banks for 2001 rose to $6.8 million from $4.5 million a year earlier due to the branch acquisitions.

FEDERAL FUNDS SOLD
Federal funds sold rose to $33.5 million at the end of 2001 from $26.7 million at December 31, 2000, while the related average balance increased 81.9% to $19.1 million from $10.5 million in 2000. Both increases occurred due to the additional liquidity from the acquired branch deposit proceeds, pending longer-term investment.

INTEREST-BEARING DEPOSITS WITH BANKS
Interest-bearing deposits with banks increased to $3.6 million at December 31, 2001 from $153,000 a year earlier due to the Bank's participation in the CDFI deposit program. Under this program, the Bank became eligible for an award based on deposits made in other CDFI's, and received $1.1 million in December, 2001, which is considered a yield enhancement on the CDFI deposits. $97,000 was recorded as interest income from interest-bearing deposits with banks, while the remaining $1,058,000 has been deferred and will be accreted over three years based on the remaining maturities of the deposits.

INVESTMENTS
The investment securities available for sale ("AFS") portfolio rose 24.4%, to $42.1 million at December 31, 2001 from $33.9 million a year earlier, while the related gross unrealized net loss decreased to $209,000 from $442,000 due to a decline in interest rates.

The major change within the available for sale portfolio occurred in the mortgage-backed portfolio, which rose $4.5 million from the end of 2000 to year-end 2001, as well as a $2.9 million increase in U.S. Government securities.

The investment securities held to maturity ("HTM") portfolio declined to $29.2 million at December 31, 2001 compared to $32.1 million a year earlier. All the decreases occurred in the U.S. Government agency portfolio, due primarily to early redemption of callable securities issued by U. S. Government agencies.

At December 31, 2001, the Bank held callable U.S. Government agency notes with a carrying value of $13 million, of which $12.4 million were included in the HTM portfolio. These notes are callable at par at various dates from 2002 through February, 2004. These callable securities reflect gross unrealized depreciation of $461,000. Favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. Management believes that holding the callable securities will not have a significant impact upon the financial condition of the Corporation.

Reinvestment of proceeds from early redemptions of callable notes in a lower interest rate environment could have a significant impact on the operations of the Corporation. Measurement of this impact, along with other aspects of the Corporation's interest rate risk, is performed quarterly.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 2001 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

INVESTMENT SECURITIES                                Maturing After One   Maturing After Five
AVAILABLE FOR SALE                 Maturing Within     Year But Within     Years But Within       Maturing After
                                      One Year           Five Years            Ten Years             Ten Years        Total    Total
Dollars in thousands              Amount     Yield    Amount      Yield    Amount      Yield     Amount      Yield    Amount   Yield
====================================================================================================================================
U.S. Treasury securities and
  U.S. Government agencies         $ --        --%    $5,122      4.67%    $1,639      4.49%    $ 2,829      5.11%   $ 9,590   4.77%
Mortgage-backed securities          424      5.84      2,760      6.21        453      6.18      20,682      5.86     24,319   5.91
Obligations of state
  political and subdivisions(1)      --        --         --        --        897      7.56       1,499      8.62      2,396   7.82
Other debt securities                --        --        754      7.05         --        --       3,915      6.06      4,669   4.55
------------------------------------------------------------------------------------------------------------------------------------
Total amortized cost               $424      5.84%    $8,636      5.37%    $2,989      5.67%    $28,925      5.96%   $40,974   5.42%
====================================================================================================================================

(1) Includes $250,000 of nontax-exempt securities with a 7.60% yield.

INVESTMENT SECURITIES                                Maturing After One   Maturing After Five
HELD TO MATURITY                   Maturing Within     Year But Within     Years But Within        Maturing After
                                      One Year            Five Years           Ten Years             Ten Years        Total    Total
Dollars in thousands              Amount     Yield    Amount      Yield    Amount      Yield     Amount      Yield    Amount   Yield
====================================================================================================================================
U.S. Government agencies(1)        $ --        --%    $   --        --%    $   60      8.53%    $12,916      6.30%   $12,976   6.31%
Obligations of state and
  political subdivisions            400      7.09         --        --      1,265      7.11       4,172      7.86      5,837   7.67
Mortgage-backed securities          234      5.60        300      6.29         --        --       7,809      5.81      8,343   5.90
Other debt securities                --        --         --        --      2,025      8.01          --        --      2,025   8.01
------------------------------------------------------------------------------------------------------------------------------------
Total amortized cost               $634      6.54%    $  300      6.29%    $3,350      7.68%    $24,897      6.41%   $29,181   6.04%
====================================================================================================================================

(1) Includes $12.4 million of U.S. Government agency securities callable in 2001, all of which mature after five years.


The following table sets forth the carrying value of the Corporation's portfolio for the three years ended December 31.

                                                                    2001                      2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES AVAILABLE FOR SALE                   Amortized      Market     Amortized      Market     Amortized      Market
In thousands                                                  Cost        Value         Cost        Value         Cost        Value
====================================================================================================================================
U.S. Treasury securities and obligations
  of U.S. government agencies                               $ 9,590      $ 9,635      $ 6,926      $ 6,764      $ 3,193      $ 3,205
Obligations of state and political subdivisions               2,396        2,435        2,279        2,311        2,280        2,211
Other securities:
  Mortgage-backed securities                                 24,319       24,307       19,913       19,814       25,910       25,010
  Other debt securities                                       4,669        4,426        3,670        3,475        3,670        3,507
  Equity securities:
    Marketable securities                                       397          359          399          381           --           --
    Federal Reserve Bank and Federal Home Loan Bank stock       948          945        1,107        1,107        1,105        1,105
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $42,319      $42,110      $34,294      $33,852      $36,587      $35,458
====================================================================================================================================

                                                                    2001                      2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES HELD TO MATURITY                     Amortized      Market     Amortized      Market     Amortized      Market
In thousands                                                  Cost        Value         Cost        Value         Cost        Value
====================================================================================================================================
U.S. Treasury securities and obligations
  of U.S. government agencies                               $12,976      $12,724      $18,567      $18,100      $23,204      $21,544
Obligations of state and political subdivisions               5,837        5,889        4,985        5,120        3,360        3,327
Other securities:
  Mortgage-backed securities                                  8,343        8,385        6,498        6,458        3,922        3,847
  Other debt securities                                       2,025        2,179        2,028        2,008        2,531        2,333
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $29,181      $29,177      $32,078      $31,686      $33,017      $31,051
====================================================================================================================================

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2001. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio decreased to 5.42% at December 31, 2001 from 6.78% at December 31, 2000, while the yield on the HTM portfolio declined 96 basis points to 6.04% at December 31, 2001 from 7.00% at December 31, 2000. 76.7% of the total portfolio matures after ten years, compared to 70.1% in 2000.

CONSOLIDATED AVERAGE BALANCE SHEET WITH RELATED INTEREST AND RATES

                                                                     2001
========================================================================================
                                                       Average                   Average
Tax equivalent basis; dollars in thousands             Balance     Interest       Rate
========================================================================================
ASSETS
Interest earning assets:
  Federal funds sold and securities purchased
    Under agreements to resell                        $ 19,089      $   746       3.91%
  Interest-bearing deposits with banks (1)               2,446          185       7.56
  Investment securities:
    Taxable (2)                                         59,790        3,706       6.20
    Tax-exempt                                           7,651          593       7.75
                                                      --------      -------      -----
    Total investment securities                         67,441        4,299       6.37
                                                      --------      -------      -----

  Loans (3, 4)
    Commercial                                          29,700        2,152       7.25
    Real estate                                         64,790        5,532       8.54
    Installment                                          1,768          175       9.90
                                                      --------      -------      -----
    Total loans                                         96,258        7,859       8.16
                                                      --------      -------      -----

    Total interest earning assets                      185,234       13,089       7.07
                                                      --------      -------      -----

Noninterest earning assets:
  Cash and due from banks                                6,823
  Gross unrealized loss on investment
    Securities available for sale                         (131)
  Reserve for possible loan losses                      (1,402)
  Other assets                                           9,944
                                                      --------
  Total noninterest earning assets                      15,234
                                                      --------

Total assets                                          $200,468
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits (5)                                $ 83,866        1,575       1.88
  Time deposits                                         60,936        2,960       4.86
                                                      --------      -------      -----
  Total interest bearing deposits                      144,802        4,535       3.13
  Short-term borrowings                                  1,111           39       3.51
  Long-term debt                                        12,361          694       5.61
----------------------------------------------------------------------------------------

  Total interest bearing liabilities                   158,274        5,268       3.33
----------------------------------------------------------------------------------------

Noninterest bearing liabilities:
  Demand deposits                                       29,498
  Other liabilities                                      1,882
----------------------------------------------------------------------------------------
  Total noninterest bearing liabilities                 31,380
----------------------------------------------------------------------------------------

Stockholders' equity                                    10,814
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $200,468
----------------------------------------------------------------------------------------
Net interest income (tax equivalent basis)                            7,821       3.74
Tax equivalent basis adjustments (5)                                   (202)
----------------------------------------------------------------------------------------

Net interest income                                                 $ 7,619
----------------------------------------------------------------------------------------
Average rate paid to fund interest earning
   assets                                                                         2.84
----------------------------------------------------------------------------------------
Net interest income as a percentage of
   interest earning assets (tax equivalent
   basis)                                                                         4.22%
========================================================================================

                                                                     2000
========================================================================================
                                                       Average                   Average
Tax equivalent basis; dollars in thousands             Balance     Interest       Rate
========================================================================================
ASSETS
Interest earning assets:
  Federal funds sold and securities purchased
    Under agreements to resell                        $ 10,491      $   646       6.16%
  Interest-bearing deposits with banks (1)                 787           41       5.28
  Investment securities:
    Taxable (2)                                         60,950        3,985       6.54
    Tax-exempt                                           7,012          542       7.73
----------------------------------------------------------------------------------------
    Total investment securities                         67,962        4,527       6.66
----------------------------------------------------------------------------------------

  Loans (3, 4)
    Commercial                                          29,408        2,532       8.61
    Real estate                                         53,912        4,788       8.88
    Installment                                          1,389          127       9.12
----------------------------------------------------------------------------------------
    Total loans                                         84,709        7,447       8.79
----------------------------------------------------------------------------------------

    Total interest earning assets                      163,949       12,661       7.72
----------------------------------------------------------------------------------------

Noninterest earning assets:
  Cash and due from banks                                4,485
  Gross unrealized loss on investment
    Securities available for sale                       (1,102)
  Reserve for possible loan losses                      (1,179)
  Other assets                                           9,582
----------------------------------------------------------------------------------------
  Total noninterest earning assets                      11,786
----------------------------------------------------------------------------------------

Total assets                                          $175,735       12,661
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits (5)                                $ 53,316        1,276       2.39
  Time deposits                                         71,648        4,204       5.87
----------------------------------------------------------------------------------------
  Total interest bearing deposits                      124,964        5,480       4.39
  Short-term borrowings                                  3,481          210       6.03
  Long-term debt                                        12,007          691       5.76
----------------------------------------------------------------------------------------

  Total interest bearing liabilities                   140,452        6,381       4.54
----------------------------------------------------------------------------------------

Noninterest bearing liabilities:
  Demand deposits                                       24,411
  Other liabilities                                      1,590
----------------------------------------------------------------------------------------
  Total noninterest bearing liabilities                 26,001
----------------------------------------------------------------------------------------

Stockholders' equity                                     9,282
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $175,735        6,381
----------------------------------------------------------------------------------------
Net interest income (tax equivalent basis)                            6,280       3.18
Tax equivalent basis adjustments (5)                                   (184)
----------------------------------------------------------------------------------------

Net interest income                                                 $ 6,096
----------------------------------------------------------------------------------------
Average rate paid to fund interest earning
   assets                                                                         3.89
----------------------------------------------------------------------------------------
Net interest income as a percentage of
   interest earning assets (tax equivalent
   basis)                                                                         3.83%
========================================================================================

                                                                      1999
========================================================================================
                                                       Average                   Average
Tax equivalent basis; dollars in thousands             Balance      Interest      Rate
========================================================================================
ASSETS
Interest earning assets:
  Federal funds sold and securities purchased
    Under agreements to resell                        $  7,981      $   396       4.97%
  Interest-bearing deposits with banks (1)               1,771           76       4.27
  Investment securities:
    Taxable (2)                                         62,048        3,770       6.08
    Tax-exempt                                           4,526          326       7.19
----------------------------------------------------------------------------------------
    Total investment securities                         66,574        4,096       6.15
----------------------------------------------------------------------------------------

  Loans (3, 4)
    Commercial                                          25,138        1,889       7.51
    Real estate                                         47,650        4,175       8.75
    Installment                                            902           94      10.40
----------------------------------------------------------------------------------------
    Total loans                                         73,690        6,158       8.36
----------------------------------------------------------------------------------------

    Total interest earning assets                      150,016       10,726       7.15
----------------------------------------------------------------------------------------

Noninterest earning assets:
  Cash and due from banks                                4,451
  Gross unrealized loss on investment
    Securities available for sale                         (483)
  Reserve for possible loan losses                      (1,336)
  Other assets                                           7,117
----------------------------------------------------------------------------------------
  Total noninterest earning assets                       9,749
----------------------------------------------------------------------------------------

Total assets                                          $159,765
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits (5)                                $ 40,597          791       1.95
  Time deposits                                         68,950        3,453       5.01
----------------------------------------------------------------------------------------
  Total interest bearing deposits                      109,547        4,244       3.87
  Short-term borrowings                                  2,789          133       4.76
  Long-term debt                                        15,989          899       5.62
----------------------------------------------------------------------------------------

  Total interest bearing liabilities                   128,325        5,276       4.11
----------------------------------------------------------------------------------------

Noninterest bearing liabilities:
  Demand deposits                                       20,844
  Other liabilities                                        839
----------------------------------------------------------------------------------------
  Total noninterest bearing liabilities                 21,683
----------------------------------------------------------------------------------------

Stockholders' equity                                     9,757
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $159,765
----------------------------------------------------------------------------------------
Net interest income (tax equivalent basis)                            5,450       3.04
Tax equivalent basis adjustments (5)                                   (111)
----------------------------------------------------------------------------------------

Net interest income                                                 $ 5,339
----------------------------------------------------------------------------------------
Average rate paid to fund interest earning
   assets                                                                         3.52
----------------------------------------------------------------------------------------
Net interest income as a percentage of
   interest earning assets (tax equivalent
   basis)                                                                         3.63%
========================================================================================

(1) Includes $97,000 in 2001, representing a six basis point addition to net interest income, attributable to income received under the U.S. Treasury Department's Bank Enterprise Award certificate of deposit program.
(2) Includes investment securities available for sale and held to maturity at amortized cost.
(3)   Includes nonperforming loans.
(4)   Includes loan fees of $162,000, $219,000 and $149,000 in 2001, 2000 and
      1999 respectively.
(5) Includes noninterest bearing deposits maintained by a state governmental agency of $294,000 in 2001, and 2000 and $369,000 in 1999.
(6) The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2001, 2000 and 1999.

The table below set forth, on a fully tax-equivalent basis, an analysis of the increase (decrease) in net interest income resulting from the specific components of income and expenses due to changes in volume and rate. Because of the numerous simultaneous balance and rate changes, it is not possible to precisely allocate such changes between balances and rates. Therefore, for purposes of this table, changes which are not due solely to balance and rate changes are allocated to rate.

                                               2001 Net Interest Income Increase              2000 Net Interest Income Increase
                                                  (Decrease) from 2000 due to                    (Decrease) from 1999 due to
==================================================================================================================================
In thousands                               Volume            Rate            Total          Volume           Rate           Total
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans:
  Commercial                               $   21          $  (401)         $ (380)         $  321          $ 322          $   643
  Real estate                                 929             (185)            744             549             64              613
  Installment                                  37               11              48              51            (18)              33
----------------------------------------------------------------------------------------------------------------------------------
Total loans                                   987             (575)            412             921            368            1,289
Taxable investment securities                 (72)            (208)           (280)            (67)           282              215
Tax-exempt investment securities               50                1              51             179             37              216
Federal funds sold and securities
  purchased under agreements to resell        530             (430)            100             125            125              250
Interest-bearing deposits with banks          126               19             145             (42)             7              (35)
----------------------------------------------------------------------------------------------------------------------------------
Total interest income                       1,621           (1,193)            428           1,116            819            1,935
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Savings deposits                             (574)             275            (299)           (231)          (254)            (485)
Time deposits                                 521              724           1,245            (135)          (616)            (751)
Short-term borrowings                          82               89             171             (33)           (44)             (77)
Long-term debt                                (20)              17              (3)            224            (16)             208
----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                          9            1,105           1,114            (175)          (930)          (1,105)
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                        $1,630          $   (88)         $1,542          $  941          $(111)         $   830
==================================================================================================================================

LOANS
Loans rose 9.4% to $99.2 December 31, 2001 from $90.6 million a year earlier. The commercial loan portfolio declined due to several credits that were refinanced with competitors as well as the nonrenewal of certain major borrowing credit lines due to a decline in creditworthiness.

The real estate portfolio rose due to management's decision to seek greater collateral protection, along with the decision to retain its mortgage loan organizations in the portfolio.

There were no loans held for sale at December 31, 2001 compared to $148,000 a year earlier. Loans sold totalled $238,000 in 2001 compared to $810,000 in 2000.

At December 31, 2001, loans to churches totalled $13.8 million, representing 13.9% of total loans outstanding, of which $5 million is included with commercial loans, while $8.8 million is included with real estate loans. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate.

The terrorist attack on the World Trade Center on September 11, 2001 has adversely affected the economy in which the Bank's lending area is located. Unemployment has risen, although the Bank does not have a significant consumer loan portfolio. Additionally, management does not believe that the rest of the portfolio has been significantly impacted by the attack.

MATURITIES AND INTEREST SENSITIVITIES OF LOANS
Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2001 is presented below.

                                         Due from
                                         One Year
                        Due in One        Through        Due After
In thousands           Year or Less     Five Years      Five Years         Total
---------------------------------------------------------------------------------
Commercial                $11,039         $ 2,425         $ 3,492         $16,956
Real estate:
  Construction              4,905           1,500              --           6,405
  Mortgage                  4,784          20,990          48,134          73,908
Installment                   757           1,093              71           1,921
---------------------------------------------------------------------------------
Total                     $21,485         $26,008         $51,697         $99,190
=================================================================================
Loans at fixed
  interest rates          $11,010         $20,651         $25,062         $56,723
Loans at variable
  interest rates           10,475           5,357          26,635          42,467
---------------------------------------------------------------------------------
Total                     $21,485         $26,008         $51,697         $99,190
=================================================================================

The following table reflects the composition of the loan portfolio for the five years ended December 31, 2001:

In thousands                    2001            2000            1999            1998            1997
-----------------------------------------------------------------------------------------------------
Commercial                    $17,448         $17,353         $17,687         $18,785         $14,456
Real estate                    80,466          72,482          64,113          52,353          42,518
Installment                     1,385             947             823             568             555
-----------------------------------------------------------------------------------------------------
Total loans                    99,299          90,782          82,623          71,706          57,529
Less: Unearned income             109             129             177             266             312
-----------------------------------------------------------------------------------------------------
Loans                         $99,190         $90,653         $82,446         $71,440         $56,947
=====================================================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

Changes in the reserve for loan losses are summarized below.

Dollars in thousands                         2001            2000             1999             1998            1997
====================================================================================================================
Balance, January 1                         $ 1,200         $ 1,975           $1,415           $  825          $  750
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial loans                             121           1,538              411              480              31
  Real estate loans                             --             184               68               83             108
  Installment loans                             34              15               24               16              19
--------------------------------------------------------------------------------------------------------------------
Total                                          155           1,737              503              579             158
--------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial loans                             265              58              137               40              57
  Real estate loans                             --              21                4              111               5
  Installment loans                             34              11               16                2              12
--------------------------------------------------------------------------------------------------------------------
Total                                          299              90              157              153              74
--------------------------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                   144          (1,647)            (346)            (426)            (85)
Provision for loan
  losses charged to operations                 356             872              906            1,016             158
--------------------------------------------------------------------------------------------------------------------
Balance, December 31                       $ 1,700         $ 1,200           $1,975           $1,415          $  825
====================================================================================================================
Net charge-offs as a
  percentage of average loans                   --%           1.94%             .47%             .72%            .15%
Reserve for loan losses as a
  percentage of loans                         1.71            1.32             2.40             1.98            1.45
Reserve for loan losses as a
  percentage of nonperforming loans         137.65          171.18            71.40            78.51           59.10
====================================================================================================================

The reserve for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the reserve for loan losses remains an estimate which is subject to significant judgment and short-term change.

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

The reserve represented 1.71% of total loans at December 31, 2001 compared to 1.32% a year earlier. The increase in the reserve occurred due to higher levels of nonperforming loans.

ALLOCATION OF THE RESERVE FOR LOAN LOSSES
The reserve for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31.

                                2001                    2000                      1999
================================================================================================
                                    Percentage               Percentage               Percentage
                                     of Loan                  of Loan                  of Loan
                                     Category                 Category                 Category
                                     to Gross                 to Gross                 to Gross
Dollars in thousands     Amount       Loans       Amount       Loans       Amount       Loans
================================================================================================
Commercial               $  482       17.57%      $  405       19.12%      $1,492       21.41%
Real estate                 555       81.03          444       79.84          386       77.60
Installment                  39        1.40           30        1.04           17         .99
Unallocated                 624          --          321          --           80          --
------------------------------------------------------------------------------------------------
Total                    $1,700      100.00%      $1,200      100.00%      $1,975      100.00%
================================================================================================

                                1998                     1997
=======================================================================
                                    Percentage               Percentage
                                     of Loan                  of Loan
                                     Category                 Category
                                     to Gross                 to Gross
Dollars in thousands     Amount       Loans       Amount       Loans
=======================================================================
Commercial               $  990       26.20%      $  348       26.51%
Real estate                 480       73.01          382       73.91
Installment                  15         .79           12         .42
Unallocated                   2          --           83          --
-----------------------------------------------------------------------
Total                    $1,415      100.00%      $  825      100.00%
=======================================================================

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

NONPERFORMING ASSETS
Information pertaining to nonperforming assets at December 31 is summarized below:

In thousands                    2001        2000        1999        1998        1997
-------------------------------------------------------------------------------------
Nonperforming loans
  Commercial                   $  199      $  165      $2,093      $1,148      $  614
  Real estate                     985         499         668         647         781
  Installment                      52          37           5           1           1
-------------------------------------------------------------------------------------
Total nonperforming loans       1,236         701       2,766       1,796       1,396
Other real estate owned           326         621         698         590         415
-------------------------------------------------------------------------------------
Total                          $1,562      $1,322      $3,464      $2,386      $1,811
=====================================================================================

Nonperforming assets rose $240,000 to $1,562,000 at December 31, 2001, from $1,322,000 a year earlier. The increase reflects a

97.4% increase in nonperforming real estate loans, primarily commercial. OREO is carried net of a $13,000 reserve at December 31, 2001 and 2000.

Management does not believe that the increase in nonperforming assets was caused by the deterioration in the local economy due to the impact of the terrorist attack on the World Trade Center.

DEPOSITS
Total deposits rose to $194.1 million at December 31, 2001 from $176.2 million a year earlier, while average deposits increased 16.7%, to $174.3 million in 2001 from $149.4 million in 2000. The branch acquired in 2001 contributed $15 million to the year-end increase and $8.6 million to the increase in average deposits.

Demand account balances rose to $30 million at December 31, 2001 compared to $23.3 million a year earlier while average demand deposits were also up in 2001, rising 20.8% to $29.5 million from $24.4 million in 2000. Higher commercial balances contributed to these increases.

Savings deposits rose to $109 million at December 31, 2001 from $85 million a year earlier due to primarily to the branch acquisition. Average savings accounts rose 57.3% in 2001 for the same reasons.

Time deposits declined 18.9% to $55.1 million at December 31, 2001 from $67.9 million at the end of 2000, while average time deposits were $60.9 million in 2001, 15% less than in 2000. The decreases in time deposits occurred due to planned reductions in municipal time deposit balances.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2001.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Certain corporations and governmental agencies maintain noninterest-bearing savings accounts with the Bank as compensation for services performed. At December 31, 2001, such balances totalled $294,000.

SHORT-TERM BORROWINGS
There were no short-term borrowings at December 31, 2001 compared to $46,000 a year earlier, due to a lower U.S. Treasury tax and loan note option account balance. These balances are subject to daily redemption and can fluctuate significantly. Average short-term borrowings declined to $2.4 million in 2001 from $3.5 in 2000 for the same reason.

LONG-TERM DEBT
Long-term debt increased in 2001 to $13.2 million due to the issuance by CNBC in December, 2000 of a 7% $1 million note, the proceeds of which were downstreamed to CNB as "Tier 1" capital.

RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000
Net interest income is the principal source of the Corporation's earnings and represents the amounts by which the interest and fees earned on loans and other interest earning assets exceeds the interest paid on the funding sources used to finance those assets. An analysis of the components of net interest income is facilitated when the income from tax-exempt investment securities is adjusted to a taxable equivalent basis, placing tax-exempt assets on a comparable basis with taxable interest earning assets. Federal monetary policy and the resultant changes in interest rates have a significant effect on the operations of the Corporation. Generally, if rates rise, interest on earning assets goes up, along with interest paid on interest bearing liabilities, while a decrease in rates leads to lower rates earned on earning assets and paid on interest bearing liabilities.

Three key rates affect the yields on earning assets as well as the rates paid interest bearing liabilities: (1) the Federal funds target rate, (2) the three-month U.S. treasury bill rate and (3) the prime rate.

The Federal Reserve Bank cut the target Federal funds rate eleven times during 2001 as the rate declined from 6.50% to 1.75%. the rate cuts had a major impact on the Bank, reducing income on interest earning assets and reducing expense on interest-bearing liabilities. The net result was compression in interest rate margin, although it rose 40 basis points from 3.83% in 2000 to 4.23% due primarily to the decrease in the average rate paid on time deposits. CNB's prime lending rate began the year at 9.00% and ended at 4.75%. The three-month U.S. Treasury bill rate started 2000 at 5.31%, rising to 6.20% at the end of the third quarter before declining to 5.89% at the end of the year.

On a fully taxable equivalent ("FTE") basis, net interest income rose 24.6% to $7.8 million in 2001 from $6.3 million in 2000, while the related net interest margin rose 40 basis points, from 3.83% to 4.23%. Higher levels of interest income along with decreased interest expense, contributed to this improvement.

Interest income on a FTE basis rose $429,000, or 3.4% in 2001. A higher volume of interest earning assets along with a shift in asset allocation to higher earning assets contributed to this increase. Because of the decline in rates, however, the yield on interest earning assets fell 65 basis points from 7.72% to 7.07%. Interest earning assets averaged $21.3 million, or 13% higher in 2001, with the loan portfolio providing $11.5 million of that increase.

Interest income from shorter-term earning assets increased by 35.5%, reflecting an increase in Federal funds sold, which rose due to the additional liquidity obtained from acquiring the branch.

Interest income on taxable investment securities declined $280,000, or 7% in 2001 due primarily to the lower interest rate environment. Tax-exempt income was up 9.4% due mostly to higher volume as the tax-exempt portfolio average increased from $7 million in 2000 to $7.7 million in 2001.

Interest income on loans rose $412,000, or 5.5% due to higher volume in all categories. The commercial loan portfolio rose slightly, averaging $29.7 million in 2001 compared to $29.4 million in 2000, while the related yield declined 132 basis points, from 8.61% to 7.25%. The real estate portfolio, comprised mainly of commercial real estate loans, increased $10.9 million, or 20.2% in 2001, contributing to a $744,000 increase in commercial loan interest income, while the related yield decreased to 8.54% in 2001 from 8.88% in 2000. Finally, installment loans, although comprising the smallest segment of the loan portfolio, averaged 27.3% more in 2001 than in 2000, contributing a small but growing percentage of loan portfolio income. This latter increase resulted from the effects of the Bank's efforts in expanding its credit card portfolio, which is being done on a selective basis.

Interest expense totalled $5.3 million in 2001, a decrease of 17.4% from 2000. This decline resulted primarily from a decrease in time deposits. The average rate paid on interest bearing liabilities declined by 78 basis points, from 4.54% to 3.33%.

The largest growth in interest bearing liabilities occurred in savings accounts, which averaged $30.6 million higher in 2001 than during the previous year due to the branch acquisitions. Interest expense on savings deposits was 23.4% higher in 2001 for the same reason. The average rate paid decreased from 2.39% to 1.88%.

Interest expense on time deposits decreased $1.2 million due to the planned reduction in municipal time deposits balances, which are costly funding sources. The average rate paid was 101 basis points lower in 2001, averaging 4.86% compared to 5.87% in 2000. Additionally, early withdrawal penalties reduced the average rate paid by twelve basis points in 2001 compared to four basis points in 2000. Average volume was down 15%, due to the aforementioned reduction.

Interest expense on short-term borrowings was down $171,000 due to both volume and rate decreases. The average rate paid declined 256 basis points, from 6.03% in 2000 to 3.51%, because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt remained relatively unchanged, while the average balance was 2.9% higher. The average interest rate paid decreased 14 basis points to 5.61%, from 5.76%.

Service charges on deposit accounts rose 33.7% due primarily to the aforementioned branch acquisition.

Other operating income declined $196,000, or 10.6% to $1,651,000 in 2001 from $1,847,000 in 2000. The primary reason for the decrease was a decline in loan syndication fees from $525,000 to $192,000 due to the nonrenewal of certain major corporate credit lines and a decline in CDFI Fund award income for loan originations from $879,000 to $774,000. Offsetting these decreases were higher fees from ATM's and increased earnings from an unconsolidated subsidiary.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $7.8 million in 2001, a 25.5% increase compared to $6.2 million in 2000. Expenses attributable to the acquired branches were a major contributor, along with a one-time $120,000 contribution to an unaffiliated community development corporation. Additionally, legal fees were 40% higher due to ongoing litigation and data processing charges increased 22% due to greater volume and higher servicer fees.

Salary expense rose 20% due to normal recurring merit increases, the branch acquisitions and a higher incentive bonus in 2001. Employee benefits rose 18.7% due primarily to the higher cost of providing employee health insurance.

Occupancy and equipment expense rose 29.6% due to the expenses of operating the aforementioned new branch.

Other expenses rose $798,000, or 38.3% in 2001 due primarily to the aforementioned increases in legal and contribution expense along with costs associated with operating the new branches.

Income tax expense as a percentage of pre-tax income was 35.5% in 2001 compared to 29.5% in 2000.

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

The major contribution during 2001 from operating activities to the Corporation's liquidity came from net income, while an increase in other assets, which includes the premium paid for the branch acquisition, represented the primary use of cash.

Net cash used in investing activities was primarily used for purchases of investment securities held to maturity, which totalled $19.6 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity, amounting to $22.2 million.

The primary source of funds from financing activities resulted from the $16.4 million deposits acquired with the branch purchase, while the primary use was for dividends paid.

EFFECTS OF INFLATION
Inflation, as measured by the CPI, rose to 1.6% in 2001 compared to 3.4% in 2000 and 2.7% in 1999.

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

INTEREST SENSITIVITY GAP ANALYSIS

                                                                       December 31, 2001
==========================================================================================================================
                                                                                                  Non-Interest
                                                                                                 Sensitive and
                                                                                      Total       Maturing In
                                        90 Days        91 to 180     181 to 365       Within       More Than
In thousands                            Or Less          Days           Days         One Year       One Year        Total
==========================================================================================================================
Interest earning assets:
Federal funds sold and securities
  purchased under agreements
  to resell                             $ 33,500       $     --       $     --       $ 33,500       $     --      $ 33,500
Interest-bearing deposits with
  Banks                                      100             --             --            100          3,530         3,630
Investment securities:
  Available for sale                       7,967          1,807            766         10,540         31,570        42,110
  Held to maturity                         1,626            200             --          1,826         27,355        29,181
Loans                                     10,967          8,189          2,329         21,485         77,705        99,190
--------------------------------------------------------------------------------------------------------------------------
                                          54,160         10,196          3,095         67,451        140,160       207,611
--------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
Deposits:
  Savings                                 77,871             --             --         77,871         31,151       109,022
  Time                                    18,658         10,304          7,272         36,234         18,817        55,051
Long-term debt                                --            112            113            225         12,979        13,204
Non-interest bearing liabilities              --             --             --             --         30,334        30,334
--------------------------------------------------------------------------------------------------------------------------
                                          96,529         10,416          7,385        114,330         93,281       207,611
--------------------------------------------------------------------------------------------------------------------------
Asset (liability) sensitivity gap:
Period gap                              $(42,369)      $   (220)      $ (4,290)      $(46,879)      $ 46,879      $     --
Cumulative gap                           (42,369)       (42,589)       (46,879)            --             --            --
==========================================================================================================================

The Corporation was highly liability-sensitive at the 90-day interval with a $42.4 million negative gap due to the Bank's Money Market and Super NOW account deposit relationships. Much of these deposits comprise municipal account relationships and require collateralization with eligible investment securities, many of which are not rate sensitive, creating a rate sensitivity gap mismatch. Because individual interest earnings assets and interest bearing liabilities respond differently to changes in prime, more refined results are obtained when the simulation model is used. These results indicate a reduction in net interest income when rates decrease and increase in net interest income when rates rise.

CAPITAL
The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

                                    Consolidated                 Bank Only
--------------------------------------------------------------------------------
                                     December 31,              December 31,
Dollars in thousands              2001         2000         2001         2000
--------------------------------------------------------------------------------
Total stockholders' equity      $ 11,434     $ 10,235     $ 13,618     $ 11,787
Net unrealized (gain) loss
  on investment securities
    available for sale               136          273          121          259
Disallowed intangibles              (970)        (261)        (970)        (261)
--------------------------------------------------------------------------------
Tier 1 capital                    10,600       10,247       12,769       11,785
--------------------------------------------------------------------------------
Qualifying long-term debt          2,154        1,225          227          249
Reserve for loan
  losses                           1,514        1,200        1,504        1,200
--------------------------------------------------------------------------------
Tier 2 capital                     3,668        2,425        1,731        1,449
--------------------------------------------------------------------------------
Total capital                   $ 14,268     $ 12,672     $ 14,500     $ 13,234
================================================================================
Risk-adjusted assets            $121,308     $109,391     $120,529     $108,674
Total assets                     222,298      200,442      221,309      199,543
--------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier 1 capital to risk-
    adjusted assets                 8.74%        9.37%       10.59%       10.84%
  Regulatory minimum                4.00         4.00         4.00         4.00
  Total capital to risk-
    adjusted assets                11.76        11.58        12.03        12.18
  Regulatory minimum                8.00         8.00         8.00         8.00
Leverage ratio                      5.16         5.67         6.26         6.56
Total stockholders' equity
  to total assets                   5.14         5.11         6.15         5.00
================================================================================

RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999
Net income rose to $1,080,000 in 2000 compared to $402,000 in 1999 due primarily to the receipt in December, 2000 of an $879,000 award from the U.S. Treasury's Community Development Financial Institution Fund. The award was based on the Bank's lending efforts in qualifying lower income communities. Related earnings per common share on a diluted basis increased to $7.52 from $2.34. Without the award, net income would have totalled $460,000.

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

Interest expense totalled $6.4 million in 2000, an increase of 20.9% from 1999. This increase resulted primarily from a higher cost of interest bearing liabilities. Higher rates accounted for 84.2% of the total increase in interest expense. The average rate paid on interest bearing liabilities rose by 46 basis points, from 4.11% to 4.57%.

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

Interest expense on short-term borrowings was up $77,000 due to both volume and rate increases. The average rate paid rose 127 basis points, from 4.76% in 1999 to 6.03% because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt declined $208,000 in 2000 due to lower levels of Federal Home Loan Bank advances, while the average rate paid rose by 14 basis points.

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

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                                                December 31,
                                                                                            ====================
Dollars in thousands, except per share data                                                   2001        2000
================================================================================================================
ASSETS

Cash and due from banks (Note 2)                                                            $  5,573    $  8,884
Federal funds sold (Note 3)                                                                   33,500      26,700
Interest-bearing deposits with banks                                                           3,630         153
Investment securities available for sale (Note 4)                                             42,110      33,852
Investment securities held to maturity (Market value of $29,177
       at December 31, 2001 and $31,686 at December 31, 2000) (Note 5)                        29,181      32,078
Loans held for sale                                                                               --         148
Loans (Note 6)                                                                                99,190      90,653
Less: Reserve for loan losses (Note 7)                                                         1,700       1,200
----------------------------------------------------------------------------------------------------------------
Net loans                                                                                     97,490      89,453
----------------------------------------------------------------------------------------------------------------

Premises and equipment (Note 8)                                                                4,176       3,471
Accrued interest receivable                                                                    1,289       1,410
Other real estate owned                                                                          326         621
Other assets  (Notes 13 and 14)                                                                5,023       3,672
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                $222,298    $200,442
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits: (Notes 3, 4, 5, and 9)
       Demand                                                                               $ 30,056    $ 23,341
       Savings                                                                               109,022      84,969
       Time                                                                                   55,051      67,859
----------------------------------------------------------------------------------------------------------------
Total deposits                                                                               194,129     176,169
Short-term borrowings (Notes 6 and 10)                                                            --          46
Accrued expenses and other liabilities                                                         3,531       1,567
Long-term debt (Note 11)                                                                      13,204      12,425
----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                            210,864     190,207

Commitments and contingencies (Note 20)

Stockholders' equity (Notes 15, 16 and 23):
       Preferred stock, no par value: Authorized 100,000 shares (Note 15);
              Series A , issued and outstanding 8 shares in 2001 and 2000                        200         200
              Series C , issued and outstanding 108 shares in 2001 and 2000                       27          27
              Series D , issued and outstanding 3,280 shares in 2001 and 2000                    820         820
       Common stock, par value $10: Authorized 400,000 shares;
              125,980 shares issued in 2001 and 122,030 shares issued in 2000,
              125,125 shares outstanding in 2001 and 121,406 shares outstanding in 2000        1,260       1,220
       Surplus                                                                                   999         968
       Retained earnings                                                                       8,288       7,292
       Accumulated other comprehensive loss                                                     (136)       (273)
       Treasury stock, at cost - 855 shares and 624 shares in 2001 and 2000, respectively        (24)        (19)
----------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                    11,434      10,235
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $222,298    $200,442
================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                           Year Ended December 31,
                                                                       ===============================
Dollars in thousands, except per share data                              2001       2000        1999
======================================================================================================
INTEREST INCOME
Interest and fees on loans                                             $  7,859   $  7,447    $  6,158
Interest on Federal funds sold and securities
       purchased under agreements to resell                                 746        646         396
Interest on deposits with banks                                             185         41          76
Interest and dividends on investment securities:
       Taxable                                                            3,705      3,985       3,770
       Tax-exempt                                                           392        358         215
------------------------------------------------------------------------------------------------------
Total interest income                                                    12,887     12,477      10,615
------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits (Note 9)                                             4,535      5,480       4,244
Interest on short-term borrowings                                            39        210         133
Interest on long-term debt                                                  694        691         899
------------------------------------------------------------------------------------------------------
Total interest expense                                                    5,268      6,381       5,276
------------------------------------------------------------------------------------------------------

Net interest income                                                       7,619      6,096       5,339
Provision for loan losses (Note 7)                                          356        872         906
------------------------------------------------------------------------------------------------------
Net interest income after provision
       for loan losses                                                    7,263      5,224       4,433
------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                                         937        701         660
Other income (Note 12)                                                    1,651      1,847         815
Net gains (losses) on sales of investment securities (Notes 4 and 5)          1         (1)         17
------------------------------------------------------------------------------------------------------
Total other operating income                                              2,589      2,547       1,492
------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits (Note 14)                            3,831      3,199       2,820
Occupancy expense (Note 8)                                                  635        490         394
Equipment expense (Note 8)                                                  482        469         433
Other expenses (Note 12)                                                  2,879      2,081       1,683
------------------------------------------------------------------------------------------------------
Total other operating expenses                                            7,827      6,239       5,330
------------------------------------------------------------------------------------------------------

Income before income tax expense                                          2,025      1,532         595
Income tax expense (Note 13)                                                719        452         193
------------------------------------------------------------------------------------------------------

NET INCOME                                                             $  1,306   $  1,080    $    402
======================================================================================================

NET INCOME PER COMMON SHARE  (NOTE 17)
Basic                                                                  $  10.05   $   8.21    $   2.48
Diluted                                                                    9.33       7.52        2.34
======================================================================================================

Basic average common shares outstanding                                 123,241    120,926     118,902
Diluted average common shares outstanding                               133,766    133,426     131,402
======================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                            Common                Preferred    Retained
Dollars in thousands                                         Stock     Surplus      Stock      Earnings
=======================================================================================================
BALANCE, DECEMBER 31, 1998                                  $1,188       $938      $1,547       $6,442
Comprehensive income:
   Net income                                                   --         --          --          402
   Unrealized holding losses on securities
      arising during the period (net of tax of $(465))          --         --          --           --

   Total comprehensive income (loss)
Redemption of preferred stock                                   --         --        (500)          --
Proceeds from issuance of common stock                          13         12          --           --
Dividends paid on common stock                                  --         --          --         (213)
Dividends paid on preferred stock                               --         --          --         (107)
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                   1,201        950       1,047        6,524
Comprehensive income:
Net income                                                      --         --          --        1,080
   Unrealized holding gains on securities
      arising during the period (net of tax of $281)            --         --          --           --

   Total comprehensive income
Proceeds from issuance of common stock                          19         18          --           --
Purchase of treasury stock                                      --         --          --           --
Dividends paid on common stock                                  --         --          --         (225)
Dividends paid on preferred stock                               --         --          --          (87)
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                   1,220        968       1,047        7,292
Comprehensive income:
Net income                                                      --         --          --        1,306
Cumulative effect of change in accounting
   principle (net of tax  of $ 7)                               --         --          --           --
   Unrealized holding gains on securities
      arising during the period (net of tax of $46)             --         --          --           --

   Total comprehensive income
Proceeds from issuance of common stock                          40         31          --           --
Purchase of treasury stock                                      --         --          --           --
Dividends paid on common stock                                  --         --          --         (243)
Dividends paid on preferred stock                               --         --          --          (67)
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                                  $1,260       $999      $1,047       $8,288
=======================================================================================================

                                                             Accumulated
                                                                Other
                                                            Comprehensive      Treasury
Dollars in thousands                                        (Loss) Income        Stock       Total
===================================================================================================
BALANCE, DECEMBER 31, 1998                                       $  25           $(17)      $10,123
Comprehensive income:
   Net income                                                       --             --           402
   Unrealized holding losses on securities
      arising during the period (net of tax of $(465))            (704)            --          (704)
                                                                                            -------
   Total comprehensive income (loss)                                                           (302)
Redemption of preferred stock                                       --             --          (500)
Proceeds from issuance of common stock                              --             --            25
Dividends paid on common stock                                      --             --          (213)
Dividends paid on preferred stock                                   --             --          (107)
---------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                        (679)           (17)        9,026
Comprehensive income:
Net income                                                          --             --         1,080
   Unrealized holding gains on securities
      arising during the period (net of tax of $281)               406             --           406
                                                                                            -------
   Total comprehensive income                                                                 1,486
Proceeds from issuance of common stock                              --             --            37
Purchase of treasury stock                                          --             (2)           (2)
Dividends paid on common stock                                      --             --          (225)
Dividends paid on preferred stock                                   --             --           (87)
---------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                        (273)           (19)       10,235
Comprehensive income:
Net income                                                          --             --         1,306
Cumulative effect of change in accounting
   principle (net of tax  of $ 7)                                   20             --            20
   Unrealized holding gains on securities
      arising during the period (net of tax of $46)                117             --           117
                                                                                            -------
   Total comprehensive income                                                                 1,443
Proceeds from issuance of common stock                              --             --            71
Purchase of treasury stock                                          --             (5)           (5)
Dividends paid on common stock                                      --             --          (243)
Dividends paid on preferred stock                                   --             --           (67)
---------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                                       $(136)          $(24)      $11,434
===================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ================================
IN THOUSANDS                                                                      2001        2000        1999
================================================================================================================
OPERATING ACTIVITIES
Net income                                                                      $  1,306    $  1,080    $    402
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                    433         460         420
    Provision  for loan losses                                                       356         872         906
    Premium amortization on investment securities                                     60           9          69
    Net losses (gains) on sales and early redemption of investment securities          1           1         (17)
    Gains on sales of loans held for sale                                             (3)        (15)        (21)
Loans originated for sale                                                            (90)       (553)     (1,640)
Proceeds from sales of loans held for sale                                           241         825         592
Decrease (increase) in accrued interest receivable                                   121        (115)       (185)
Deferred income tax expense (benefit)                                                850         206        (514)
Increase in other assets                                                          (2,297)       (405)     (1,050)
Increase (decrease) in accrued expenses and other liabilities                      1,964         (47)        340
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                2,942       2,318        (698)
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in loans                                                                 (8,393)    (10,024)     (8,419)
(Increase) decrease in interest-bearing deposits with banks                       (3,477)      2,133      (2,261)
Proceeds from maturities of investment securities available for sale,
      including principal payments and early redemptions                           8,258       8,100      11,921
Proceeds from sales of investment securities available for sale                    1,147          94       4,870
Proceeds from maturities of investment securities held to maturity,
      including principal payments and early redemptions                          22,220       4,462       8,729
Proceeds from sales of investment securities held to maturity                         --         485          --
Purchases of investment securities available for sale                            (17,268)     (5,896)    (21,185)
Purchases of investment securities held to maturity                              (19,546)     (4,023)    (10,046)
Purchases of premises and equipment                                               (1,138)       (222)       (821)
Decrease (increase) in other real estate owned, net                                  295         247          (5)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (17,902)     (4,644)    (17,217)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Purchase of deposits                                                              16,369       8,339          --
Increase in deposits                                                               1,591      27,993       1,894
(Decrease) increase in short-term borrowings                                         (46)     (5,954)      5,982
Increase (decrease) in long-term debt                                                779      (3,800)        476
Proceeds from issuance of common stock                                                71          37          25
Purchase of treasury stock                                                            (5)         (2)         --
Redemptions of preferred stock                                                        --          --        (500)
Dividends paid on preferred stock                                                    (67)        (87)       (107)
Dividends paid on common stock                                                      (243)       (225)       (213)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         18,449      26,301       7,557
----------------------------------------------------------------------------------------------------------------

Net decrease (increase) in cash and cash equivalents                               3,489      23,975     (10,358)

Cash and cash equivalents at beginning of year                                    35,584      11,609      21,967
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 39,073    $ 35,584    $ 11,609
================================================================================================================

CASH PAID DURING THE YEAR:
Interest                                                                        $  5,115    $  6,440    $  5,428
Income taxes                                                                         735         323         520

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans                                           --         170         103
Transfer of loans held for sale to loans                                              --          --       2,292
Conversion of preferred stock into long-term debt                                     71          --         500
Transfer from investment securities held to maturity to investment securities
      available for sale, at amortized cost                                          246          --          --

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

OTHER REAL ESTATE OWNED
Other real estate owned ("OREO") acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell, net of a valuation allowance. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the reserve for loan losses. Operating results, including any future writedowns of OREO, rental income and operating expenses, are included in "Other expenses."

A reserve for OREO has been established through charges to "Other expenses" to maintain properties at the lower of cost or fair value less estimated cost to sell.

CORE DEPOSIT PREMIUMS

The premium paid for the acquisition of deposits in connection with the purchase of a branch office is amortized on a straight-line basis over a nine-year period.

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

COMPREHENSIVE INCOME
SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The required disclosures are included in the Statement of Changes in Stockholders' Equity.

RECENT ACCOUNTING PRONOUNCEMENTS
In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The Corporation adopted the provisions of SFAS 133 on January 1, 2001, at which time investment securities with a carrying value of $246,000 and a related market value of $266,000 were transferred from the held to maturity portfolio to the available for sale portfolio. As a result of the reclassification, the Corporation recorded other comprehensive income, net of tax of $14,000, as a cumulative effect of an accounting change.

On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

The Corporation is required to adopt the provisions of Statement of 141 immediately. The initial adoption of Statement 141 had no impact on the Corporation's consolidated financial statements. The Corporation is required to adopt Statement 142 effective January 1, 2002. At December 31, 2001, the Corporation has $970,000 in core deposit premium with a definite useful life, which results in $120,000 in annual amortization that will continue through 2010 after adoption of Statement 142.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements in order to conform with the 2001 presentation.

NOTE 2 CASH AND DUE FROM BANKS
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $2,038,000 in 2001 and $953,000 in 2000.

NOTE 3 FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL Federal funds sold averaged $19.1 million during 2001 and $10.5 million in 2000, while the maximum balance outstanding at any month-end during 2001, 2000 and 1999 was $ 58.3 million, $26.7 million and $15.4 million, respectively. There were no securities purchased under repurchase agreements in either 2001 or 2000. There were no such transactions outstanding at any month-end during 2001, 2000 or 1999.

NOTE 4 INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                                   Gross          Gross
                                  Amortized     Unrealized     Unrealized        Market
2001 In thousands                   Cost           Gains         Losses          Value
=======================================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies              $ 9,590          $183          $138          $ 9,635
Obligations of state and
  political subdivisions             2,396            39            --            2,435
Other securities:
  Mortgage-backed
    securities                      24,319           184           196           24,307
  Other debt securities              4,669            25           268            4,426
  Equity securities:
    Marketable securities              397            --            38              359
    Federal Reserve Bank
      and Federal Home
      Loan Bank stock                  948            --            --              948
---------------------------------------------------------------------------------------
Total                              $42,319          $431          $640          $42,110
=======================================================================================

                                                   Gross          Gross
                                  Amortized     Unrealized     Unrealized        Market
2000 In thousands                   Cost           Gains         Losses          Value
=======================================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies              $ 6,926          $ 43          $205          $ 6,764
Obligations of state and
  political subdivisions             2,279            32            --            2,311
Other securities:
  Mortgage-backed
    securities                      19,913           112           211           19,814
  Other debt securities              3,670            --           195            3,475
  Equity securities:
    Marketable securities              399            --            18              381
    Federal Reserve Bank
      and Federal Home
      Loan Bank stock                1,107            --            --            1,107

---------------------------------------------------------------------------------------
Total                              $34,294          $187          $629          $33,852
=======================================================================================


The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 2001 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                           Amortized      Market
In thousands                                                  Cost        Value
================================================================================
Due within one year:
  Mortgage-backed securities                                $   424      $   425
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                               5,122        5,257
  Mortgage-backed securities                                  2,760        2,780
  Other debt securities                                         754          778
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                               1,639        1,642
  Mortgage-backed securities                                    453          462
  Obligations of state and political subdivisions               897          913
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                               2,829        2,736
  Mortgage-backed securities                                 20,682       20,640
  Obligations of state and political subdivisions             1,499        1,522
  Other debt securities                                       3,915        3,648
--------------------------------------------------------------------------------
Total debt securities                                        40,974       40,803
Equity securities                                             1,345        1,307
--------------------------------------------------------------------------------
Total                                                       $42,319      $42,110
================================================================================

Sales of investment securities available for sale totalled $1.1 million in 2001, $80,000 in 2000 and $4.9 million in 1999, resulting in gross gains $15,000, $24,000 and $133,000 and gross losses of $18,000, $10,000 and $116,000 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands                           2001              2000              1999
================================================================================
Taxable                               $2,058            $2,257            $1,977
Tax-exempt                               112               101               104
--------------------------------------------------------------------------------
Total                                 $2,170            $2,358            $2,081
================================================================================

Investment securities available for sale with a carrying value of $25,249,000 were pledged to secure public funds at December 31, 2001.

NOTE 5 INVESTMENT SECURITIES HELD TO MATURITY
The book and market values as of December 31 of investment securities held to maturity were as follows:

                                                 Gross        Gross
                                    Book      Unrealized    Unrealized       Market
2001 In thousands                  Value         Gains        Losses         Value
===================================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies             $12,976         $ 10         $262         $12,724
Obligations of state and
  political subdivisions            5,837           99           47           5,889
Other securities:
  Mortgaged-backed                  8,343          103           61           8,385
  Other debt securities             2,025          154           --           2,179
-----------------------------------------------------------------------------------
Total                             $29,181         $366         $370         $29,177
===================================================================================

                                                 Gross        Gross
                                    Book      Unrealized    Unrealized       Market
2000 In thousands                  Value         Gains        Losses         Value
===================================================================================
U.S. Treasury securities
  and obligations of U.S.
  government agencies             $18,567         $  1         $468         $18,100
Obligations of state and
  political subdivisions            4,985          135           --           5,120
Other securities:
  Mortgage-backed                   6,498           56           96           6,458
  Other debt securities             2,028            7           27           2,008
-----------------------------------------------------------------------------------
Total                             $32,078         $199         $591         $31,686
===================================================================================

The book value and the market value of investment securities held to maturity presented below as of December 31, 2001 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                            Book           Market
In thousands                                               Value           Value
=================================================================================
Due within one year:
  Mortgage-backed securities                              $   234         $   239
  Obligations of state and political
    subdivisions                                              400             406
Due after one year but within five years:
  Mortgage-backed securities                                  300             304
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                                60              64
  Obligations of state and political subdivisions           1,265           1,260
  Other debt securities                                     2,025           2,179
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                            12,916          12,656
  Obligations of state and political subdivisions           4,172           4,223
  Mortgage-backed securities                                7,809           7,846
---------------------------------------------------------------------------------
Total                                                     $29,181         $29,177
=================================================================================

During 2001, $18.8 million of Agency callable securities were redeemed by the issuer prior to maturity, resulting in a gross gain of $4,000. During 2000, $500,000 of securities held to maturity were sold, resulting in a loss of $15,000. The securities were sold as a result of a downgrade in the credit rating of the issuer.

Interest and dividends on investment securities held to maturity was as follows:

In thousands                           2001              2000              1999
================================================================================
Taxable                               $1,647            $1,728            $1,793
Tax-exempt                               280               257               111
--------------------------------------------------------------------------------
Total                                 $1,927            $1,985            $1,904
================================================================================

Investment securities held to maturity with a carrying value of $25,065,000 were pledged to secure public funds at December 31, 2001.

NOTE 6 LOANS
Loans, net of unearned discount and net deferred origination fees and costs at December 31, were as follows:

In thousands                                           2001                2000
--------------------------------------------------------------------------------
Commercial                                           $17,448             $17,353
Real estate                                           80,466              72,482
Installment                                            1,385                 947
--------------------------------------------------------------------------------
Total loans                                           99,299              90,782
Less: Unearned income                                    109                 129
--------------------------------------------------------------------------------
Loans                                                $99,190             $90,653
================================================================================

Loans guaranteed by the Small Business Administration totalling $1,791,000 were pledged as collateral for borrowings under a note issued to the U.S. Treasury Department at December 31, 2001.

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                                                  2001          2000
================================================================================
Nonaccrual loans                                             $  983         $457
Loans with interest or principal 90
  days or more past due and still accruing                      252          244
--------------------------------------------------------------------------------
Total nonperforming loans                                    $1,235         $701
================================================================================

The effect of nonaccrual loans on income before taxes is presented below.

In thousands                                  2001          2000           1999
================================================================================
Interest income foregone                      $(38)         $(18)         $(183)
Interest income received                        62            54            108
--------------------------------------------------------------------------------
                                              $ 24          $ 36          $ (75)
================================================================================

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 2001, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

There were no impaired loans at December 31, 2001, or at December 31, 2000.

NOTE 7 RESERVE FOR LOAN LOSSES
Transactions in the reserve for loan losses are summarized as follows:

In thousands                                   2001          2000          1999
================================================================================
Balance, January 1                            $1,200        $1,975        $1,415
Provision for loan
  losses                                         356           872           906
Recoveries of loans previously
  charged off                                    299            90           157
--------------------------------------------------------------------------------
                                               1,855         2,937         2,478
Less: Charge-offs                                155         1,737           503
--------------------------------------------------------------------------------
Balance, December 31                          $1,700        $1,200        $1,975
================================================================================

NOTE 8 PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 follows:

In thousands                                                 2001          2000
================================================================================
Land                                                        $  476        $  421
Premises                                                     1,892         1,397
Furniture and equipment                                      2,657         2,375
Building improvements                                        2,564         2,259
--------------------------------------------------------------------------------
Total cost                                                   7,589         6,452
Less: Accumulated depreciation and amortization              3,413         2,981
--------------------------------------------------------------------------------
Total premises and equipment                                $4,176        $3,471
================================================================================

Depreciation and amortization expense charged to operations amounted to $434,000, $460,000, and $420,000 in 2001, 2000, and 1999, respectively.

NOTE 9 DEPOSITS
Deposits at December 31 are presented below.

In thousands                                            2001              2000
================================================================================
Noninterest bearing:
  Demand                                              $ 30,056          $ 54,789
  Savings                                                  294               294
--------------------------------------------------------------------------------
Total noninterest bearing deposits                      30,350            55,083
--------------------------------------------------------------------------------
Interest bearing:
  Savings                                              108,728            53,227
  Time                                                  55,051            67,859
--------------------------------------------------------------------------------
Total interest bearing deposits                        163,779           121,086
--------------------------------------------------------------------------------
Total deposits                                        $194,129          $176,169
================================================================================

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                                2001           2000
================================================================================
Three months or less                                      $10,925        $33,376
Over three months but within six months                     4,004          3,430
Over six months but within twelve months                    2,788          1,468
Over twelve months                                          6,172          2,413
--------------------------------------------------------------------------------
Total deposits                                            $23,889        $40,687
================================================================================

Interest expense on certificates of deposits of $100,000 or more was $2,468,000, $2,720,000 and $2,323,000 in 2001, 2000 and 1999, respectively.

NOTE 10 SHORT-TERM BORROWINGS
Information regarding short-term borrowings at December 31, is presented below.

                                                             Average
                                                             Interest                       Average         Maximum
                                                             Rate on       Average          Interest        Balance
                                              Decem-          Decem-       Balance            Rate           at any
                                              ber 31          ber 31        During           During          Month-
Dollars in thousands                         Balance         Balance       the Year         the Year          End
===================================================================================================================
2001
Federal funds purchased and securities
  sold under repurchase
  agreements                                   $--              --%         $   37            2.30%         $   --
Demand note issued
  to the U.S. Treasury                          --              --           1,074            3.47           3,733
-------------------------------------------------------------------------------------------------------------------
Total                                          $--              --%         $1,111            3.47%         $3,733
===================================================================================================================

2000
Federal funds purchased and securities
  sold under repurchase
  agreements                                   $--              --%         $  412            6.20%         $2,000
Demand note issued
  to the U.S. Treasury                          46            3.50           3,069            6.00           5,773
-------------------------------------------------------------------------------------------------------------------
Total                                          $46            3.50%         $3,481            6.03%         $7,773
===================================================================================================================

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $7,429,000, along with loans guaranteed by the Small Business Administration totalling $1,424,000. There is no balance outstanding under the note at December 31, 2001.

NOTE 11 LONG-TERM DEBT
Long-term debt at December 31 is summarized as follows:

In thousands                                               2001            2000
================================================================================
FHLB convertible advances due from
 February 24, 2002 through October 14, 2010              $ 9,700         $ 9,700
5.25% capital note, due December 28, 2005                  1,350           1,500
5.00% capital note, due July 1, 2008                         500             500
6.00% capital note, due December 28, 2010                    500             500
8.00% mandatory convertible debentures,
  due July 1, 2003                                           154             225
7.00% note, due January 1, 2014                            1,000              --
--------------------------------------------------------------------------------
Total                                                    $13,204         $12,425
================================================================================

Interest is payable quarterly on most of the FHLB advances. $12 million of the advances are callable at various dates from April 7, 2003 to October 4, 2003. The advances bear interest rates ranging from 5.00% to 5.93% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.

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

Interest is payable semiannually on the capital note due December 28, 2005, on June 29 and December 29, with principal payments commencing semiannually in June, 2001 and continuing through December, 2005.

The note agreement includes restrictive covenants including the creation of liens on Bank assets, the sale of such assets and certain limitations on investments and dividend payments and requires the maintenance of certain capital levels and earning performance, asset quality and reserve for possible loan loss ratios.

Interest is payable semiannually on the capital note due July 1, 2008 with principal payments commencing in July, 2004 and continuing annually until July, 2008.

Interest is payable quarterly on the capital note due December 28, 2010, with principal payments commencing annually in December, 2006 and continuing until December, 2010.

The 7% note payable on January 1, 2014 is payable in quarterly installments of $31,250 commencing January 1, 2006, with interest only payable quarterly from April 1, 2002 to January 1, 2006. The debt is secured by 5,090 shares of the authorized but unissued shares of CNB common stock.

Scheduled repayments on long-term debt are as follows:

In thousands                                                              Amount
================================================================================
2002                                                                     $   325
2003                                                                       4,054
2004                                                                         575
2005                                                                         650
2006                                                                         325
Thereafter                                                                 7,275
================================================================================
Total                                                                    $13,204
================================================================================

NOTE 12 OTHER OPERATING INCOME AND EXPENSES
The following table presents the major items of other operating income and expenses:

In thousands                                      2001         2000         1999
================================================================================
OTHER OPERATING INCOME
Award income                                      $774         $879         $ --
Agency fees on commercial loans                    192          525          307
OTHER OPERATING EXPENSES
Professional fees                                  373          293          319
Other real estate owned expense                    250          253           64
Data processing                                    193          159          145
Contributions                                      171           59           60
Stationery and supplies expense                    161          112           82
================================================================================

During 2000, the U.S. Department of the Treasury Community Development Financial Institutions Fund ("CDFI") issued an award to CNB totalling $1,170,000 for loan commitments made during 2000 to borrowers in qualifying lower income communities. The Bank received $879,000 in December, 2000 based on such funding.

During 2001, the Bank received $1.9 million from the CDFI fund, of which $209,000 was applicable to the loan commitments made in 2000, and recorded as award income. Additionally, $473,000 was applicable to loans committed and funded during 2001 and $92,000 was applicable to a new branch location opened in a low-income neighborhood. Finally, $1.1 million applied to a deposit program in which the Bank participated. Under this program, long-term certificates of deposits were purchased from banks located in low-income areas at below-market rates. $97,000 of the $1.1 million was recorded as interest income as a yield enhancement, while the remaining $1 million was deferred and will be credited as interest income over the remaining lives of the deposits over three years.

NOTE 13 INCOME TAXES
The components of income tax expense are as follows:

In thousands                                        2001        2000       1999
================================================================================
CURRENT EXPENSE
Federal                                            $1,324       $215      $ 624
State                                                 245         31         83
--------------------------------------------------------------------------------
Total current income tax expense                    1,569        246        707
--------------------------------------------------------------------------------
DEFERRED (BENEFIT) EXPENSE
Federal                                              (728)       178       (441)
State                                                (122)        28        (73)
--------------------------------------------------------------------------------
Total deferred income tax (benefit) expense          (850)       206       (514)
--------------------------------------------------------------------------------
Total income tax expense                           $  719       $452      $ 193
================================================================================

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                                     2001         2000         1999
================================================================================
Federal income tax at statutory rate            $ 689        $ 521         $202
Increase (decrease) in income tax
  expense resulting from:
 State income tax expense, net of
  federal benefit                                  81           39            7
 Tax-exempt income                               (119)        (122)         (63)
 Life insurance                                   (27)         (23)         (18)
 Change in valuation allowance                    (17)          (5)          --
 Other, net                                       112           42           65
--------------------------------------------------------------------------------
Total income tax expense                        $ 719        $ 452         $193
================================================================================

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                                  2001          2000
================================================================================
DEFERRED TAX ASSETS
Unrealized losses on investment securities
  available for sale                                         $   76         $169
Investment securities                                             8            7
Reserve for possible loan losses                                362          155
Premises and equipment                                           75           42
Deposit intangible                                               26           13
Reserve for other real estate owned                              39            5
Deferred compensation                                           215          171
Other real estate owned                                         115           76
State net operating loss                                         --           18
Accrued expenses                                                132          104
Deferred income                                                 423           --
Other assets                                                     11           --
Other                                                            --            3
--------------------------------------------------------------------------------
Total deferred tax asset                                      1,482          763
Less: Valuation allowance                                         1           18
--------------------------------------------------------------------------------
Deferred tax asset                                            1,481          745
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Other assets                                                     --           21
--------------------------------------------------------------------------------
Deferred tax liability                                           --           21
--------------------------------------------------------------------------------
Net deferred tax asset                                       $1,481         $724
================================================================================

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

NOTE 14 BENEFIT PLANS
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 25% of the first 4% of participant salaries along with a 1% discretionary contribution, subject to a vesting schedule. Contribution expense amounted to $60,000 in 2001, $55,000 in 2000 and $52,000 in 1999.

Bonus plan
The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2001, 2000 and 1999 amounted to $270,000, $217,000, and $100,000, respectively.

Nonqualified benefit plans
The Bank maintains a supplemental executive retirement plan ("SERP"), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $74,000 in 2001, and $41,000 in 2000 and in 1999. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $11,000 in 2001, $33,000 in 2000 and $28,000 in 1999.

Benefits under both plans are funded through a bank-owned life insurance policy, the cash surrender value of which is included in "Other assets" and totalled $2.2 million and $2 million at December 31, 2001 and 2000, respectively. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $117,000 in 2001, $106,000 in 2000 and $94,000 in 1999, while the related life insurance expense was $38,000 in 2001 and 2000 and $36,000 in 1999.

Stock options
No stock options have been issued since 1997. During 1997, the Corporation issued 5,700 stock options at an exercise price equal to the fair market value of the stock on the date of the grant. Under Accounting Principles Board Opinion No. 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of the grant. Had compensation expense been recorded for stock options granted as determined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, net income would have been reduced by $ - in 2001 and $2,000 in 2000 and 1999, which would have decreased the reported basic and diluted earnings per share by $.02 in 2000 and 1999.

The fair value of the option grants were estimated on the date of the grants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 8.75%, expected volatility of 15%, risk-free interest rate of 6% and estimated option life of three years. The fair value of the options was $1.08 per share. The options vest equally over three years.

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

                                                                                     December 31,
                   Date          Dividend     Stated          Number                 ------------
                  Issued           Rate        Value        of Shares          2001               2000
=========================================================================================================
Series A           12/96           6.00%      $25,000             8         $  200,000         $  200,000
Series C            2/96           8.00           250           108             27,000             27,000
Series D            6/97           6.50           250         3,280            820,000            820,000
---------------------------------------------------------------------------------------------------------
                                                                            $1,047,000         $1,047,000
=========================================================================================================

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

Under this limitation, $2,465,000 was available for the payment of dividends to the parent corporation at December 31, 2001, subject to the restrictive covenants under long-term debt agreements included in Note 11.

NOTE 17 NET INCOME PER COMMON SHARE
The following table presents the computation of net income per common share.

In thousands, except per share data           2001           2000           1999
==================================================================================
Net income                                  $  1,306       $  1,080       $    402
Dividends paid on preferred stock                (67)           (87)          (107)
----------------------------------------------------------------------------------
Net income applicable to basic
  common shares                                1,239            993            295
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                     9             10             12
----------------------------------------------------------------------------------
Net income applicable to diluted
  common shares                             $  1,248       $  1,003       $    307
==================================================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                        123,241        120,926        118,902
----------------------------------------------------------------------------------
Diluted:
  Average common shares outstanding          123,241        120,926        118,902
  Average common shares converted from
    convertible subordinate debentures        10,525         12,500         12,500
----------------------------------------------------------------------------------
                                             133,766        133,426        131,402
==================================================================================
NET INCOME PER COMMON SHARE
Basic                                       $  10.05       $   8.21       $   2.48
Diluted                                         9.33           7.52           2.34

The stock options outstanding are not included as common stock equivalents in the diluted net income per share calculation because they are antidilutive.

NOTE 18 RELATED PARTY TRANSACTIONS
Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2001 and 2000. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $608,000 and $602,000 at December 31, 2001 and 2000, respectively. The highest amount of such indebtedness during 2001 was $761,000 and in 2000 amounted to $653,000. During 2001, new loans totalled $159,000 and paydowns totalled $153,000.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2001 and 2000.

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

DEPOSIT LIABILITIES
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2001 and 2000. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

LONG-TERM DEBT
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2001 and 2000.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

                                         2001                       2000
                                Carrying       Fair        Carrying        Fair
In thousands                     Value         Value         Value         Value
================================================================================
FINANCIAL ASSETS
Cash and other short-term
  investments                  $ 39,073      $ 39,073      $ 35,584      $ 35,584
Interest-bearing deposits
  with banks                      3,630         4,518           153           153
Investment securities AFS        42,110        42,110        33,852        33,852
Investment securities HTM        29,181        29,177        32,078        31,686
Loans                            97,490       100,403        89,453        88,083
Loans held for sale                  --            --           148           148
FINANCIAL LIABILITIES
Deposits                        194,129      $196,329      $176,169      $176,695
Short-term borrowings                --            --            46            46
Long-term debt                   13,204        13,658        12,425        12,760
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

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders and certain affiliates of such entity for fraud and other damages. CNB alleges, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. This amount was charged-off prior to 2000. The likelihood of CNB's success in this litigation and its ability to recover any amount for which it obtains judgment is uncertain. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. The amount that CNB will ultimately recover, if any, under these insurance policies cannot be determined. The trial has been completed and the Bank is awaiting a decision by the Court.

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

At December 31, 2001 and 2000 the Bank had mortgage commitments of $15,560,000 and $12,957,000, unused corporate lines of credit of $36,443,000 and $35,588,000, and $1,527,000 and $1,203,000 of other loan commitments, respectively.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

NOTE 22 PARENT COMPANY INFORMATION
Condensed financial statements of the parent company only are presented below.

CONDENSED BALANCE SHEET

                                                               December 31,
In thousands                                                2001           2000
================================================================================
ASSETS
Cash and cash equivalents                                 $   120        $    38
Investment securities held to maturity                        126            100
Investment securities available for sale                      763            765
Investment in subsidiary                                   13,618         11,787
Due from subsidiary                                           227            249
Other assets                                                  109             44
--------------------------------------------------------------------------------
Total assets                                              $14,963        $12,983
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                         $    25        $    23
Long-term debt                                              3,504          2,725
--------------------------------------------------------------------------------
Total liabilities                                           3,529          2,748
Stockholders' equity                                       11,434         10,235
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $14,963        $12,983
================================================================================

CONDENSED STATEMENT OF INCOME

                                                     Year Ended December 31,
In thousands                                      2001         2000        1999
--------------------------------------------------------------------------------
INCOME
Interest income                                  $   52       $   51       $ 53
Dividends from subsidiary                           690          306        260
Interest from subsidiary                             19           20         20
--------------------------------------------------------------------------------
Total income                                        761          377        333
--------------------------------------------------------------------------------
EXPENSES
Interest expense                                    148          122        110
Other operating expenses                              4            5          4
Net (losses) gains on sales of
  investment securities                              (3)          16         29
Income tax benefit                                  (29)         (15)        (4)
--------------------------------------------------------------------------------
Total expenses                                      126           96         81
--------------------------------------------------------------------------------
income of subsidiary                                635          281        252
Equity in undistributed income
  of subsidiary                                     671          799        150
--------------------------------------------------------------------------------
Net income                                       $1,306       $1,080       $402
================================================================================

CONDENSED STATEMENT OF CASH FLOWS

                                                       Year Ended December 31,
In thousands                                       2001         2000         1999
=================================================================================
OPERATING ACTIVITIES
Net income                                       $ 1,306       $1,080       $ 402
Adjustments to reconcile net income
  to cash used in operating activities:
  Premium amortization (discount
    accretion) on investment securities                2           (1)         (5)
  Net losses (gains) on sales of investment
    securities available for sale                      3          (16)        (29)
  Equity in undistributed income of
    subsidiary                                      (671)        (799)       (150)
(Increase) decrease in other assets                  (65)          (8)        (16)
Increase (decrease) in other liabilities               2            1          (5)
---------------------------------------------------------------------------------
Net cash provided by operating activities            577          257         197
---------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sales of investment
  securities available for sale                       92           97         205
Proceeds from maturities of investment
  securities held to maturity including
  principal payments                                 103           --         221
Purchases of investment securities
  available for sale                                 (97)         (99)       (179)
Purchases of investment securities
  held to maturity                                  (128)          --         (74)
Increase in investment in subsidiary              (1,000)        (500)         --
---------------------------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                      (1,030)        (502)        173
---------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                           779          500         476
Proceeds from issuance of common stock                71           37          25
Purchase of treasury stock                            (5)          (2)         --
Redemption of preferred stock                         --           --        (500)
Dividends paid                                      (310)        (312)       (320)
---------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                         535          225        (319)
---------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents                                    82          (22)         51
Cash and cash equivalents at
  beginning of year                                   38           60           9
---------------------------------------------------------------------------------
Cash and cash equivalents at
  end of year                                    $   120       $   38       $  60
=================================================================================

NOTE 23 REGULATORY CAPITAL REQUIREMENTS
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2001, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized
Bank:

In thousands                                       FDIC REQUIREMENTS
==============================================================================================
                                                                             MINIMUM CAPITAL
                                                     MINIMUM CAPITAL       FOR CLASSIFICATION
                               BANK ACTUAL               ADEQUACY          AS WELL-CAPITALIZED
                            AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
----------------------------------------------------------------------------------------------
December 31, 2001
  Leverage (Tier 1)
    capital                $12,769       6.26%      $8,195      4.00%      $10,244       5.00%
  Risk-based capital:
    Tier 1                  12,769      10.63        4,821      4.00         7,232       6.00
    Total                   14,500      12.07        9,642      8.00        12,053      10.00
December 31, 2000
  Leverage (Tier 1)
    capital                 11,785       6.56        7,187      4.00         8,984       5.00
  Risk-based capital:
    Tier 1                  11,785      10.84        4,347      4.00         6,520       6.00
    Total                   13,234      12.18        8,693      8.00        10,867      10.00
----------------------------------------------------------------------------------------------

NOTE 24 SUMMARY OF QUARTERLY FINANCIAL INFORMATION

(unaudited)                                            2001
--------------------------------------------------------------------------------
Dollars in thousands,              First        Second       Third       Fourth
  except per share data           Quarter      Quarter      Quarter     Quarter
================================================================================
Interest income                    $3,247       $3,290       $3,234      $3,116
Interest expense                    1,424        1,406        1,291       1,147
--------------------------------------------------------------------------------
Net interest income                 1,823        1,884        1,943       1,969
Provision for
  loan losses                          60           75           66         155
Net gains (losses) on sales
  of investment securities              5           (2)           5          (7)
Other operating income                380          435          419       1,354
Other operating expenses            1,587        1,777        1,903       2,560
--------------------------------------------------------------------------------
Income before income
  tax expense                         561          465          398         601
Income tax expense                    183          207          139         190
--------------------------------------------------------------------------------
Net income                         $  378       $  258       $  259      $  411
================================================================================
Net income per share-basic         $ 2.56       $ 2.13       $ 2.06      $ 3.30
================================================================================
Net income per share-diluted       $ 2.35       $ 1.95       $ 1.94      $ 3.09
================================================================================

                                                       2000
--------------------------------------------------------------------------------
Dollars in thousands,              First        Second       Third       Fourth
  except per share data           Quarter      Quarter      Quarter     Quarter
================================================================================
Interest income                    $3,008       $3,104       $3,087      $3,278
Interest expense                    1,630        1,590        1,546       1,615
--------------------------------------------------------------------------------
Net interest income                 1,378        1,514        1,541       1,663
Provision for
  loan losses                         304           45          130         393
Net (losses) gains on sales
  of investment securities            (13)           8            8          (4)
Other operating income                379          361          317       1,441
Other operating expenses            1,397        1,464        1,434       1,894
--------------------------------------------------------------------------------
Income before income
  tax expense (benefit)                43          374          302         813
Income tax (benefit) expense          (27)         118           66         295
--------------------------------------------------------------------------------
Net income                         $   70       $  256       $  236      $  518
================================================================================
Net (loss) income per share-
  basic                            $ (.14)      $ 2.11       $ 1.94      $ 4.30
================================================================================
Net (loss) income per share-
  diluted                          $ (.14)      $ 1.92       $ 1.78      $ 3.96
================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants during 2001.

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

         (10)(e) Secured Promissory Note of the Corporation dated December 28, 2001 payable to National Community Investment Fund in the principal amount of $1,000,000.

         (10)(f) Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund.

         (10)(g) Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund.

         (10)(p) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998. (Incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

         (11) Statement regarding computation of per share earnings. The required information is included on page 25.

         (21) Subsidiaries of the registrant. The required information is included on page 3.

         (24)     Power of Attorney is located on the signature page.

         (c) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION


By:   /s/ Louis E. Prezeau               By:   /s/ Edward R. Wright
      -----------------------------            ---------------------------------
      Louis E. Prezeau                         Edward R. Wright
      President and Chief                      Chief Financial Officer
      Executive Officer                        and Principal Accounting Officer

Date: March 28, 2002                     Date: March 28, 2002

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

Signature                                    Title                                  Date
---------                                    -----                                  ----

/s/ Douglas E. Anderson                      Director                               March 28, 2002
--------------------------------
Douglas E. Anderson


/s/ Barbara Bell                             Director                               March 28, 2002
--------------------------------
Barbara Bell


/s/ Leon Ewing                               Director                               March 28, 2002
--------------------------------
Leon Ewing


/s/ Eugene Giscombe                          Director,                              March 28, 2002
--------------------------------             Chairperson of the Board
Eugene Giscombe


/s/ Norman Jeffries                          Director                               March 28, 2002
--------------------------------
Norman Jeffries


/s/ Louis E. Prezeau                         Director,                              March 28, 2002
--------------------------------             President and Chief
Louis E. Prezeau                             Executive Officer


/s/ Lemar C. Whigham                         Director                               March 28, 2002
--------------------------------
Lemar C. Whigham

                                CLOSING CHECKLIST
           NCIF LOAN TO CITY NATIONAL BANCSHARES CORPORATION ("CNBC")

1.    Loan Agreement

2.    Secured Promissory Note

3.    Pledge Agreement

4. Resolutions of the Board of Directors of CNBC, certified by the Secretary, approving the loan and the pledge of City National Bank of New Jersey (the "Bank") common shares, and authorizing the officers of CNBC to take appropriate action.

5. Current "good standing" certificate for CNBC from the New Jersey Secretary of State

6. Current "good standing" certificate for the Bank from the Comptroller of the Currency.

7.    UCC-1 financing statement(s).

8. Certificate(s) representing _____ of the issued and outstanding shares of common stock of the Bank, accompanied by stock power(s) endorsed in blank.

9.    Other documents reasonably requested by NCIF.