Form 10-Q
period 2002-03-31
CITY NATIONAL BANCSHARES CORP
filed 2002-05-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002

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

Yes     [ X ]                 No   [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 30, 2002 was approximately $1,517,925.

There were 124,975 shares of common stock outstanding at April 30, 2002.

Index                                                                                                     Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2002 (Unaudited) and December 31, 2001 .................3

         Consolidated Statement of Income (Unaudited) for the Three Months Ended March 31, 2002
         and 2001...........................................................................................4

         Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended
         March 31, 2002 and 2001............................................................................5

         Notes to Consolidated Financial Statements (Unaudited).............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......................................12

PART II. OTHER INFORMATION.................................................................................13

Item 1.  Legal proceedings.................................................................................13

Item 6.  Exhibits and Reports on Form 8-K..................................................................13

Signatures ................................................................................................14

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                           MARCH 31,      DECEMBER 31,
Dollars in thousands, except per share data                                                   2002            2001
                                                                                           ---------      ------------
                                                                                          (UNAUDITED)
ASSETS

Cash and due from banks                                                                    $   6,440       $   5,573
Federal funds sold                                                                            27,300          33,500
Interest bearing deposits with banks                                                           3,529           3,630
Investment securities available for sale                                                      43,665          42,110
Investment securities held to maturity (Market value of $29,541
  at March 31, 2002 and $30,736 at December 31, 2001)                                         29,908          29,181
Loans held for sale                                                                              132              --
Loans                                                                                         95,242          99,190
Less: Reserve for loan losses                                                                  1,800           1,700
                                                                                           ---------       ---------
Net loans                                                                                     93,442          97,490
                                                                                           ---------       ---------
Premises and equipment                                                                         4,104           4,176
Accrued interest receivable                                                                    1,370           1,289
Other real estate owned                                                                          189             326
Other assets                                                                                   5,546           5,023
                                                                                           ---------       ---------
TOTAL ASSETS                                                                               $ 215,625       $ 222,298
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                                                   $  28,763       $  30,056
  Savings                                                                                    103,239         109,022
  Time                                                                                        55,052          55,051
                                                                                           ---------       ---------
Total deposits                                                                               187,054         194,129
Accrued expenses and other liabilities                                                         3,625           3,531
Long-term debt                                                                                13,204          13,204
                                                                                           ---------       ---------
Total liabilities                                                                            203,883         210,864

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value: Authorized 100,000 shares;
    Series A, issued and outstanding 8 shares in 2002 and 2001
                                                                                                 200             200
    Series C, issued and outstanding 108 shares in 2002 and 2001
                                                                                                  27              27
    Series D, issued and outstanding 3,280 shares in 2002 and 2001
                                                                                                 820             820
  Common stock, par value $10: Authorized 400,000 shares;
    125,980 shares issued in 2002 and 2001
    124,975 shares outstanding in 2002 and  125,125 shares outstanding in 2001                 1,260           1,260
  Surplus                                                                                        999             999
  Retained earnings                                                                            8,702           8,288
  Accumulated other comprehensive loss net of tax                                               (238)           (136)
  Treasury stock, at cost - 1,005 shares in 2002 and 855 shares in 2001, respectively            (28)            (24)
                                                                                           ---------       ---------
Total stockholders' equity                                                                    11,742          11,434
                                                                                           ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 215,625       $ 222,298
                                                                                           =========       =========


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31
                                                         ---------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                  2002            2001
                                                         ----------       ----------
INTEREST INCOME
Interest and fees on loans                                $   1,795       $   1,965
Interest on Federal funds sold and securities
   purchased under agreements to resell                         123             211
Interest on deposits with banks                                 127               5
Interest and dividends on investment securities:
   Taxable                                                      895             976
   Tax-exempt                                                   103              90
                                                          ---------       ---------
Total interest income                                         3,043           3,247
                                                          ---------       ---------
INTEREST EXPENSE
Interest on deposits                                          1,234             840
Interest on short-term borrowings                                 5              14
Interest on long-term debt                                      178             176
                                                          ---------       ---------
Total interest expense                                        1,023           1,424
                                                          ---------       ---------
Net interest income                                           2,020           1,823
Provision for loan losses                                        80              60
                                                          ---------       ---------
Net interest income after provision
   for loan losses                                            1,940           1,763
                                                          ---------       ---------
OTHER OPERATING INCOME
Service charges on deposit accounts                             255             188
Other income                                                    388             192
Net (losses) gains on sales of investment securities            (11)              5
                                                          ---------       ---------
Total other operating income                                    632             385
                                                          ---------       ---------
OTHER OPERATING EXPENSES
Salaries and other employee benefits                          1,016             818
Occupancy expense                                               144             149
Equipment expense                                               115             121
Other expenses                                                  580             499
                                                          ---------       ---------
Total other operating expenses                                1,855           1,587
                                                          ---------       ---------

Income before income tax expense                                717             561
Income tax  expense                                             235             183
                                                          ---------       ---------
NET INCOME                                                $     482       $     378
                                                          ---------       ---------
NET INCOME PER SHARE
Basic                                                     $    3.72       $    2.56
Diluted                                                        3.67            2.35
                                                          ---------       ---------
Basic average common shares outstanding                     125,019         121,302
Diluted average common shares outstanding                   127,157         133,802
                                                          =========       =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                      -----------------------
IN THOUSANDS                                                                                            2002           2001
                                                                                                      --------       --------
OPERATING ACTIVITIES
Net income                                                                                            $    482       $    378
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                                           108            114
   Provision for loan losses                                                                                80             60
   Premium amortization on investment securities                                                            17              8
   Net losses (gains) on sales and early redemption of investment securities                                11             (5)
   Gains on loans held for sale                                                                             (3)            (3)
   Gains on sales of other real estate owned properties                                                    (90)            --
Loans originated for sale                                                                                 (387)            --
Proceeds from sales and principal payments from loans held for sale                                        258            119
Increase in accrued interest receivable
                                                                                                           (81)            (4)
Deferred income tax (benefit) expense
                                                                                                           (53)            19
Increase in other assets                                                                                  (386)          (205)
Increase  in accrued expenses and other liabilities                                                        148            287
                                                                                                      --------       --------
Net cash provided by operating activities                                                                  104            768
                                                                                                      --------       --------

INVESTING ACTIVITIES

Decrease (increase) in loans, net                                                                        3,948         (5,585)
Decrease (increase) in interest bearing deposits with banks                                                101         (1,020)
Proceeds from sales of investment securities available for sale                                            787             10
Proceeds from maturities of investment securities available for sale,
   including principal repayments and early redemptions                                                  2,667            753
Proceeds from maturities of investment securities held to maturity,
   including principal repayments and early redemptions                                                    917          3,041
Purchases of investment securities available for sale                                                   (5,209)        (1,900)
Purchases of investment securities held to maturity                                                     (1,643)        (1,625)
Decrease in other real estate owned, net                                                                   227             --
Purchases of premises and equipment                                                                       (180)           (32)
                                                                                                      --------       --------
Net cash provided by (used in) investing activities                                                      1,615         (6,358)
                                                                                                      --------       --------

FINANCING ACTIVITIES
(Decrease) increase in deposits                                                                         (7,075)         2,347
Increase in short-term borrowings                                                                          211             94
Purchases of treasury stock                                                                                 (4)            --
Dividends paid on preferred stock                                                                          (67)           (67)
                                                                                                      --------       --------
Net cash (used in) provided by  financing activities                                                    (7,052)         2,491
                                                                                                      --------       --------
Net decrease in cash and cash equivalents                                                               (5,333)        (3,099)
Cash and cash equivalents at beginning of period                                                        39,073         35,584
                                                                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $ 33,740       $ 32,485
                                                                                                      ========       ========
CASH PAID DURING THE YEAR:
Interest                                                                                              $    903       $  1,324
Income taxes                                                                                               639             16

NON CASH INVESTING ACTIVITIES:
Transfer from investment securities held to maturity to investment securities available for sale            --            246

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2001 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3. Net income per common share

The following table presents the computation of net income per common share. Because the annual dividends on preferred stock are paid in the first quarter, only one quarter of the dividends has been included in the net income per share computations.

                                              Three Months Ended
                                                   March 31,
                                            ----------------------
In thousands, except per share data           2002          2001
                                            --------      --------
Net income                                  $    482      $    378
Dividends paid on preferred stock                 67            67
                                            --------      --------
Net income applicable to basic
    common shares                                415           311
Interest expense on convertible
  Subordinated debentures, net of
     Income taxes                                  2             3
                                            --------      --------
Net income applicable to diluted
 Common shares                              $    417      $    314
                                            ========      ========
NUMBER OF AVERAGE COMMON SHARES
Basic                                        125,019       121,302
                                            --------      --------
Diluted:
  Average common shares outstanding          125,019       121,302
  Average common shares converted from
    convertible subordinate debentures         2,138        12,500
                                            --------      --------
                                             127,157       133,802
                                            ========      ========
NET INCOME PER COMMON SHARE
Basic                                       $   3.72      $   2.56
Diluted                                         3.67          2.35

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

On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Corporation was required to adopt the provisions of Statement of 141 immediately. The initial adoption of Statement 141 had no impact on the Corporation's consolidated financial statements. The Corporation was required to adopt Statement 142 effective January 1, 2002. At December 31, 2001, the Corporation had $970,000 in core deposit premium with a definite useful life, which results in $120,000 in annual amortization that will continue through 2010 after adoption of Statement 142.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 2002, total assets decreased to $215.6 million from $222.3 million at the end of 2001, while total deposits declined to $187.1 million from $194.1 million. Both reductions were due to lower balances from one commercial customer as more fully discussed below.

Federal funds sold

Federal funds sold decreased to $27.3 million at March 31, 2002 from $33.5 million at the end of 2001, while the related average balance rose to $30.1 million in the first quarter of 2002 from $15.6 million in the first quarter of 2001. The decrease at the end of March 2002 resulted from lower short-term liability balances available for investment, while the related average balance rose due to additional liquidity from deposit proceeds received in a June, 2001 branch acquisition, pending longer-term investment.

Interest bearing deposits with banks

Total interest bearing deposits with banks declined slightly at March 31, 2002 from December 31, 2001, while the related average balance rose in the first quarter of 2002 to $3.6 million from $492,000 in the similar 2001 period. The increase resulted from the Bank's participation in the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund's deposit program. Under this program, the Bank received an award based on deposits made in other CDFI's.

Investments

The investment securities available for sale ("AFS") portfolio rose to $43.7 million at March 31, 2002 from $42.1 million at the end of 2001, while the related net unrealized loss increased from $136,000 to $238,000, reflecting the impact of higher interest rates. The investments held to maturity ("HTM") portfolio increased to $29.9 million at March 31, 2002 from $29.2 million at the end of 2001 due primarily to the investment of the aforementioned deposit proceeds.

At March 31, 2002, the Bank held callable U.S. government agency notes with a carrying value of $14.6 million, of which $13.8 million were included in the HTM portfolio. Gross unrealized depreciation on the total callable portfolio totalled $810,000 compared to $461,000 at the end of 2001 due to an increase in interest rates. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation, although reinvestment of proceeds received from such securities that are redeemed prior to maturity may be reinvested at lower rates than received on the redeemed securities.

Loans

Loans declined $3.9 million, to $95.2 million at March 31, 2002 from $99.2 million December 31,2001, while average loans increased 5.2% to $94.8 million for the first three months of 2002 from $90.5 million in the first three months of 2001. Most of the decrease occurred in the commercial real estate portfolio. Loans held for sale totalled $132,000 at March 31, 2002, while there were no loans at December 31, 2001.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

                                            Three Months
                                          Ended March 31,
                                        ------------------
(Dollars in thousands)                   2002        2001
                                        ------      ------
Balance at beginning of period          $1,700      $1,200
Provision for loan losses
                                            80          60
Recoveries of previous charge-offs          20         102
                                        ------      ------
                                         1,800       1,362
Less: Charge-offs                           --          --
                                        ------      ------
Balance at end of period                $1,800      $1,362
                                        ======      ======

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

                                                     March 31,    December 31,     March 31,
(Dollars in thousands)                                 2002           2001           2001
                                                     --------     ------------     ---------
Reserve for loan losses as a percentage of:
Total loans                                             1.89%          1.71%         1.41%
Total nonperforming loans                             129.03%        137.0%         74.20%
Total nonperforming assets
  (nonperforming loans and OREO)                      113.64%        108.90%        46.51%
                                                      ------         ------         -----
Net charge-offs as a percentage
  of average loans (year-to-date)                        N/A            N/A           N/A

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

                                   March 31,   December 31,    March 31,
(Dollars in thousands)               2002          2001          2001
                                   ---------   ------------    ---------
Nonaccrual loans
Commercial                          $  247        $  199        $  131
Installment
                                        13            42            21
Real estate                            882           742           305
                                    ------        ------        ------
Total                               $1,142           983           457
                                    ------        ------        ------

                                   March 31,   December 31,    March 31,
(Dollars in thousands)               2002          2001          2001
                                   ---------   ------------    ---------
Loans past due 90 days
  or more and still accruing
Commercial                              --            --            --
                                    ------        ------        ------
Installment                             11            10             1

Real estate                            242           242           302
                                    ------        ------        ------
Total                                  253           252           303
                                    ------        ------        ------
Total nonperforming loans           $1,395        $1,235        $  760
                                    ======        ======        ======

Total nonperforming loans rose during the first three months of 2002 due to the addition of a commercial real estate loan to nonaccrual loans.

There were no impaired loans at March 31, 2002 or December 31, 2001, nor were there any impaired loans during the first three months of 2002 or 2001.

DEPOSITS

Total deposits declined $7.1 million to $187.1 million at March 31, 2002 from $194.1 million at the end of 2001, while average deposits rose 16.8%, to $187.4 million for the first three months of 2002 from $160.5 million for the first three months of 2001. Total deposits declined because of lower balances in one major commercial account. The balances in this account represent funds to be used for a construction project, which is substantially completed and it is expected that these balances will decline further. The loss of this account relationship will not have a significant impact on the results of operations. The major source of the growth in average deposits was from the addition of approximately $16 million of deposits acquired in connection with the purchase of a branch office in June 2001, along with higher transactions account balances.

Total demand deposits decreased from $30 million at December 31, 2001 to $28.8 million at March 31, 2002, while average demand deposits for the first three months of 2002 rose to $29.4 million from $24.7 million for the first three months of 2001. The increase in average balances resulted primarily from growth in commercial accounts. Total savings accounts, which include passbook and statement savings accounts along with money market and Super NOW accounts, decreased to $103.2 million at March 31, 2002 from $109 million at the end of 2001, while savings balances averaged $103 million in the first quarter of 2002 compared to $68.4 million in the first quarter of 2001. This increase resulted from the aforementioned branch acquisition along with higher balances in all categories. Total time deposits was virtually unchanged at March 31, 2002 from December 31, 2001, while average time deposits declined to $54.9 million for the first three months of 2002 from $67.4 for the first three months of 2001. The decrease in time deposits resulted from a planned reduction in municipal deposit account balances, due to the availability of less expensive funds from the newly acquired branch.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2001 and March 31, 2002. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

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

At March 31, 2002, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 5.08%, 9.44% and 11.68%, respectively, while the Bank's ratios were 6.16%, 11.47% and 12.92%.

RESULTS OF OPERATIONS

Net income increased to $482,000 for the first quarter of 2002 from $378,000 for the same 2001 quarter due to increases in all major income categories, offset by higher operating expenses. Related earnings per share on a diluted basis were $3.67 and $2.35.

Income and expense comparisons for the first quarter of 2002 with the similar period in 2001 were affected by the operation for three months in 2002 of the branch acquired in June, 2001.

Net interest income

In the first quarter of 2002, net interest income on a tax equivalent basis rose 11% from the same 2001 period, while the related net interest margins were 4.19% compared to 4.39%. The increased income resulted from higher levels of earning assets and the accretion of deferred income totalling $96,000 into interest income from interest bearing deposits with banks. This income was received in 2001 from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates, and represents a yield enhancement. The lower interest margin was due to the compression resulting from the lower interest rate environment.

Interest income on a tax equivalent basis declined 6% in the first three months of 2002 compared to the first three months of 2001 due to the reduction in interest rates. As a result, the average rate earned on interest earning assets decreased 147 basis points, to 6.26% from 7.73%. Interest expense declined 28.3% between the same periods also due to lower interest rates, which contributed to a reduction in the cost of funding to 2.07% from 3.34%. Another contributing factor was the decrease in certificates of deposits of $100,000 or more, which were costly funding sources.

Other operating income

Other operating income, including the results of investment securities transactions, rose 64.2% in the first quarter of 2002 compared to the similar 2001 period. Service charges on deposit accounts were higher due to the additional branch acquisition and because of increases in fee schedules. Other income rose 102.1% due primarily to higher commercial loan agency fees and a gain on the sale of OREO property.

Other operating expenses

Other operating expenses rose 16.9% for the first quarter of 2002 to $1,855,000 from $1,587,000 in the first quarter of 2001, with the increase attributable primarily to the costs associated with operating the branch opened in June 2001, along with higher salaries and benefit expenses. Merit increases, along with staffing increases resulting from product and the branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the increased benefit expense. For the first nine months of 2001, other operating expenses rose 22.6%, to $5,267,000 from $4,295,000 a year earlier. This increase occurred for the same reasons that caused the third quarter increase, as well as the operation of the branch acquired in 2001 compared to nine months in 2000.

Income tax expense

Income tax expense rose in the first quarter of 2002 from the similar 2001 quarter due to higher taxable income levels. Income tax expense as a percentage of pretax income was 32.8% relatively unchanged from 2001.

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

The major contribution during the first three months of 2002 to the Corporation's liquidity came from proceeds from loan payments and maturities, while the highest use of cash resulted from a decrease in deposits.

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

Based on the results of the most recent interest simulation model, if interest rates increased or decreased 100 basis points from current rates in an immediate and parallel shock, the effects on earnings and capital are within the approved limitations established by the Corporation.

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

         (10)(e) Secured Promissory Note of the Corporation dated December 28, 2001 payable to National Community Investment Fund in the principal amount of $1,000,000, incorporated by reference to
                  Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

         (10)(f) Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

         (10)(g) Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund incorporated by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

         (10)(h) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

         (10)(i) Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc. in the principal amount of $200,000.

         (11) Statement regarding computation of per share earnings. The required information is included on page 6.

  (c) No reports on Form 8-K were filed during the quarter ending March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         May 14, 2002   By: /s/ Edward R. Wright
                            ----------------------------------------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)