Form 10-Q
period 2002-06-30
CITY NATIONAL BANCSHARES CORP
filed 2002-08-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      (Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 1, 2002 was approximately $1,895,970.

There were 123,831 shares of common stock outstanding at August 1, 2002.

Index                                                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2002 (Unaudited) and December 31, 2001........................3

         Consolidated Statement of Income (Unaudited) for the Six Months Ended
         June 30, 2002 and 2001 and for the Three Months Ended June 30, 2002 and 2001............................4

         Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2002 and 2001........5

         Notes to Consolidated Financial Statements (Unaudited)..................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............................................12

PART II. OTHER INFORMATION .....................................................................................13

Item 1.  Legal proceedings......................................................................................13

Item 4.  Submission of matters to a vote of security holders....................................................13

Item 6.  Exhibits and Reports on Form 8-K.......................................................................13

Signatures .....................................................................................................15

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                                  June 30,         December 31,
Dollars in thousands, except per share data                                                          2002              2001
================================================================================================================================
                                                                                                 (UNAUDITED)
ASSETS

Cash and due from banks                                                                           $   6,055         $   5,573
Federal funds sold                                                                                   12,400            33,500
Interest bearing deposits with banks                                                                  3,577             3,630
Investment securities available for sale                                                             50,631            42,110
Investment securities held to maturity (Market value of $30,360
       at June 30, 2002 and $30,736 at December 31, 2001)                                            29,737            29,181
Loans held for sale                                                                                      --                --
Loans                                                                                                98,107            99,190
Less: Reserve for loan losses                                                                         1,859             1,700
--------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                            96,248            97,490
--------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                                4,023             4,176
Accrued interest receivable                                                                           1,278             1,289
Other real estate owned                                                                                 319               326
Other assets                                                                                          5,454             5,023
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $ 209,722         $ 222,298

================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                     $  29,209         $  30,056
       Savings                                                                                       91,571           109,022
       Time                                                                                          60,022            55,051
--------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                      180,802           194,129
Accrued expenses and other liabilities                                                                3,267             3,531
Long-term debt                                                                                       13,291            13,204
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   197,360           210,864

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A, issued and outstanding 8 shares in 2002 and 2001                               200               200
               Series C, issued and outstanding 108 shares in 2002 and 2001                              27                27
               Series D, issued and outstanding 3,280 shares in 2002 and 2001                           820               820
        Common stock, par value $10: Authorized 400,000 shares;
           125,980 shares issued in 2002 and 2001,
           124,354 shares outstanding in 2002 and 125,125 shares outstanding in 2001                  1,260             1,260
       Surplus                                                                                          999               999
       Retained earnings                                                                              8,914             8,288
       Accumulated other comprehensive gain (loss) net of tax                                           185              (136)
       Treasury stock, at cost - 1,626 shares in 2002 and 855 shares in 2001, respectively              (43)              (24)
--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                           12,362            11,434
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 209,722         $ 222,298
================================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)                          JUNE 30,                 JUNE 30,
                                                                      --------                 --------

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                     2002         2001         2002         2001
============================================================================================================
INTEREST INCOME
Interest and fees on loans                                   $  1,824     $  1,993     $  3,619    $   3,958
Interest on Federal funds sold and securities
        purchased under agreements to resell                       85          258          208          469
Interest on deposits with banks                                   127           18          254           23
Interest and dividends on investment securities:
        Taxable                                                   929          932        1,824        1,908
        Tax-exempt                                                111           89          214          179
------------------------------------------------------------------------------------------------------------
Total interest income                                           3,076        3,290        6,119        6,537
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                              815        1,223        1,655        2,457
Interest on short-term borrowings                                   3            7            8           21
Interest on long-term debt                                        187          176          365          352
------------------------------------------------------------------------------------------------------------
Total interest expense                                          1,005        1,406        2,028        2,830
-----------------------------------------------------------------------------------------------------------
Net interest income                                             2,071        1,884        4,091        3,707
Provision for loan losses                                          75           75          155          135
------------------------------------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                        1,996        1,809        3,936        3,572
-----------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME
Service charges on deposit accounts                               271          215          526          403
Other income                                                      477          220          865          412
Net (losses) gains on sales of investment securities              (31)          (2)         (42)           3
------------------------------------------------------------------------------------------------------------
Total other operating income                                      717          433        1,349          818
------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES
Salaries and other employee benefits                            1,071          907        2,087        1,725
Occupancy expense                                                 143          136          287          285
Equipment expense                                                 117          115          232          236
Other expenses                                                    602          619        1,182        1,118
------------------------------------------------------------------------------------------------------------
Total other operating expenses                                  1,933        1,777        3,788        3,364
------------------------------------------------------------------------------------------------------------
Income  before income tax expense                                 780          465        1,497        1,026
Income tax expense                                                288          207          523          390
============================================================================================================
NET INCOME                                                   $    492     $    258     $    974    $     636
============================================================================================================
NET INCOME PER COMMON SHARE

Basic                                                        $   3.94     $   2.13     $   7.67    $    4.69
Diluted                                                          3.89         1.95         7.56         4.30
============================================================================================================
Basic average common shares outstanding                       120,398      121,266      122,696      121,284
Diluted average common shares outstanding                     122,536      133,766      124,834      133,784
============================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                                 --------
IN THOUSANDS                                                                            2002              2001
=================================================================================================================
OPERATING ACTIVITIES
Net income                                                                            $    974         $    636
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                          202              219
    Provision for loan losses                                                              155              135
    Premium amortization  on investment securities                                          31               13
    Net losses (gains) on sales and early redemptions of investment securities              42               (3)
    Gains on loans held for sale                                                            (6)              (3)
Loans originated for sale                                                                 (581)             (90)
Proceeds from sales and principal payments from loans held for sale                        587              241
Decrease in accrued interest receivable                                                     11               33
Deferred income tax (expense) benefit                                                      (95)              42
Increase in other assets                                                                  (533)          (1,493)
(Decrease) increase in accrued expenses and other liabilities                             (264)             510
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  523              240
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Decrease (increase) in loans, net                                                          966           (4,174)
Decrease (increase) in interest bearing deposits with banks                                 53           (3,540)
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and early redemptions                          5,303            4,687
Proceeds from maturities of investment securities held to maturity,
      including sales, principal payments and early redemptions                          1,486            3,778
Purchases of investment securities available for sale                                  (13,376)          (3,450)
Purchases of investment securities held to maturity                                     (2,043)          (3,474)
Purchases of premises and equipment                                                        (49)            (784)
Decrease in other real estate owned, net                                                   126              262
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (7,534)          (6,695)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Purchase of deposits                                                                        --           16,369
(Decrease) increase in deposits                                                        (13,327)          24,071
Decrease in short-term borrowings                                                           --              (46)
Increase (decrease) in long-term debt                                                       87              (75)
Purchases of treasury stock                                                                (19)              (3)
Dividends paid on preferred stock                                                          (67)             (67)
Dividends paid on common stock                                                            (281)            (242)
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                    (13,607)          40,007
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                   (20,618)          33,552

Cash and cash equivalents at beginning of period                                        39,073           35,584
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 18,455         $ 69,136
-----------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR
Interest                                                                              $  1,968         $  2,634
Income taxes                                                                             1,336              515

NON CASH INVESTING ACTIVITIES
Transfer from investment securities held to maturity to investment securities
  available for sale, at amortized cost                                                     --              246
Transfer of loans to other real estate owned                                               133               --


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

2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2001 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3. Net income per common share

The following table presents the computation of net income per common share.

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,

In thousands, except per share data               2002            2001               2002             2001
------------------------------------------------------------------------------------------------------------
Net income                                    $     492        $     258        $     974         $     636
Dividends paid on preferred stock                    --               --              (67)              (67)
------------------------------------------------------------------------------------------------------------
Net income applicable to basic
  common shares                                     492              258              907               569
Interest expense on convertible
  Subordinated debentures, net of
  income taxes                                        2                3                4                 6
------------------------------------------------------------------------------------------------------------
Net income applicable to diluted
 common shares                                $     494        $     261        $     911         $     575
============================================================================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                           120,398          121,266          122,696           121,284
------------------------------------------------------------------------------------------------------------
Diluted:
  Average common shares outstanding             120,398          121,266          122,696           121,284
  Average common shares converted from
    convertible subordinate debentures            2,138           12,500            4,279            12,500
------------------------------------------------------------------------------------------------------------
                                                122,536          133,766          124,834           133,784
============================================================================================================
NET INCOME PER COMMON SHARE
Basic                                         $    3.94        $    2.13             7.67         $    4.69
Diluted                                            3.89             1.95             7.56              4.30


4. Recent accounting pronouncements

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

In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Corporation's consolidated financial statements.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At June 30, 2002, total assets decreased to $209.7 million from $222.3 million at the end of 2001, while total deposits declined to $180.8 million from $194.1 million. Both reductions were due to lower balances from one commercial customer as more fully discussed below.

Federal funds sold

Federal funds sold increased to $12.4 million at June 30, 2002 from $33.5 million at the end of 2001, while the related average balance rose to $25.1 million for the first half of 2002 from $19.9 million in the first half of 2001. The decrease at the end of June, 2002 resulted from lower short-term deposit balances available for investment, while the related average balance rose due to the additional liquidity from deposit proceeds received in a June, 2001 branch acquisition from a savings bank, pending longer-term investment.

Interest bearing deposits with banks

Total interest bearing deposits with banks declined slightly at June 30, 2002 from December 31, 2001, while the related average balance rose in the first half of 2002 to $3.6 million from $1.2 million in the similar 2001 period. The increase resulted from the bank's participation in the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund's deposit program. Under this program, the Bank received an award based on deposits made in other CDFI's.

Investments

The investment securities available for sale ("AFS") portfolio rose to $50.6 million at June 30, 2002 from $42.1 million at the end of 2001, while the net related unrealized gain, net of tax, increased to $185,000 from a loss of $136,000, reflecting the impact of lower interest rates. The investments held to maturity ("HTM") portfolio increased to $29.7 million at June 30, 2002 from $29.2 million at the end of 2001.

At June 30, 2002, the Bank held callable U.S. government agency notes with a carrying value of $14 million, of which $13.3 million were included in the HTM portfolio. Gross unrealized depreciation on the total callable portfolio decreased to $85,000 compared to $461,000 at the end of 2001 due to the decrease in interest rates. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation, although reinvestment of proceeds received from such securities that are redeemed prior to the maturity may be reinvested at lower rates than received on the redeemed securities.

Loans

Loans declined to $98.1 million at June 30, 2002 from $99.2 million December 31, 2001, while average loans increased to $95.7 million for the first six months of 2002 from $93.2 million in the first six months of 2001. Most of the increase occurred in the commercial real estate portfolio.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

(Dollars in thousands)                       Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                           2002          2001          2002           2001
-------------------------------------------------------------------------------------------
Balance at beginning of period            $1,800        $1,362        $1,700        $1,200
Provision for loan losses                     75            75           155           135
Recoveries of previous charge-offs             8            28            28           130
                                          ------        ------        ------        ------
                                           1,883         1,465         1,883         1,465
Less: Charge-offs                             24            65            24            65
                                          ------        ------        ------        ------
Balance at end of period                  $1,859        $1,400        $1,859        $1,400
                                          ======        ======        ======        ======

The reserve for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the reserve for loan losses remains an estimate which is subject to significant judgment and short-term change.

                                      June 30,     December 31,    June 30,
(Dollars in thousands)                  2002          2001          2001
----------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                               1.89%         1.89%        1.48%
Total nonperforming loans               211.97%       129.03%      149.25%
Total nonperforming assets
  (nonperforming loans and OREO)        155.43%       113.64%      100.36%

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

                                   June 30,     December 31,    June 30,
(Dollars in thousands)               2002           2001          2001
------------------------------------------------------------------------
Nonaccrual loans
Commercial                          $  124        $  199        $   66
Installment                             13            42            28
Real estate                            712           742           301
                                    ------        ------        ------
Total                                  849           983           395
                                    ------        ------        ------

Loans past due 90 days
  or more and still accruing
Installment                             28            10             3
Real estate                             --           242           540
                                    ------        ------        ------
Total                                   28           244           543
                                    ------        ------        ------
Total nonperforming loans           $  877        $1,235        $  938
                                    ======        ======        ======

Total nonperforming loans decreased during the first half of 2002 due to the transfer of foreclosed properties securing nonaccrual loans to other real estate owned along with a reduction in loans past due 90 days or more and still accruing.

There were no impaired loans at June 30, 2002 or December 31, 2001, nor were there any impaired loans during the first six months of 2002 or 2001.

DEPOSITS

Total deposits declined $13.3 million to $180.8 million at June 30, 2002 from $194.1 million at the end of 2001, while average deposits rose 10.1%, to $185.6 million for the first six months of 2002 from $168.6 million for the first six months of 2001. Total deposits declined because of lower balances in one major commercial account. The balances in this account represented funds to be used for a construction project, which has been completed. The loss of this account relationship is not expected to have a significant impact on the results of operations. The major source of the growth in average deposits was from the addition of approximately $16 million of deposits acquired in connection with the purchase of a branch office in June 2001.

Total demand deposits decreased from $30 million at December 31, 2001 to $29.2 million at June 30, 2002, while average demand deposits for the first six months of 2002 declined to $38.7 million from $45.8 million for the first six months of 2001. The decrease in average balances resulted primarily from the loss of the aforementioned account relationship. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, decreased to $91.6 million at June 30, 2002 from $109 million at the end of 2001, while savings balances averaged $90 million in the first half of 2002 compared to $72.1 million in the first half of 2001. This increase resulted from the aforementioned branch acquisition along with higher balances in all categories. Total time deposits rose to $60 million at June 30, 2002 from $55.1 million at the end of 2001, while average time deposits declined to $56.4 million for the first six months of 2002 from $66.3 for the first six months of 2001. The decrease in time deposits resulted from a planned reduction in municipal deposit account balances, due to the availability of less expensive funds from the newly acquired branch.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2002 and December 31, 2001. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

There were no short-term borrowings at June 30, 2002 or December 31, 2001, while the average balances were $1.1 million for the first six months of 2002 compared to $819,000 for the first half of 2001. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

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

At June 30, 2002, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 5.28%, 9.64% and 11.76%, respectively, while the Bank's ratios were 6.43%, 11.75% and 13.14%.

RESULTS OF OPERATIONS

Net income rose to $492,000 for the second quarter of 2002 from $258,000 for the same 2001 quarter due primarily to a $453,000 increase in other income offset in part by higher operating expenses. Related earnings per share on a diluted basis were $3.89 and $1.95. Net income increased to $974,000 for the first half of 2002 from $636,000 for the similar 2001 period due primarily to the aforementioned increase in other income. Related earnings per share on a diluted basis rose to $7.56 from $4.30.

Income and expense comparisons for the first half of 2002 with the similar period in 2001 were affected by the operation for six months in 2002 of the branch acquired in June, 2001.

Net interest income

In the second quarter of 2002, net interest income on a tax equivalent basis was relatively unchanged from the same 2001 period, while the related net interest margins were 4.39% compared to 4.13%. The increased income resulted from higher levels of earning assets and the accretion of deferred income totalling $96,000 into interest income from interest bearing deposits with banks. This income was received in 2001 from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates, and represents a yield enhancement, while the higher interest margin was due to the benefits derived from the lower interest rate environment.

For the first half of 2002, net interest income on a tax equivalent basis rose 10.4% from the same 2001 period, while the related net interest margins were 4.20% compared to 4.25%. The increased net interest income resulted from higher levels of earnings assets, primarily from Federal funds sold and investments and the aforementioned accretion, which totalled $192,000. Because the Corporation is liability-sensitive to changes in interest rates, the low interest rate environment has benefited the Corporation.

Interest income on a tax equivalent basis rose 6.9% in the first half of 2002 compared to the first half of 2001 due to the increased earning asset levels. Interest expense declined 13.8% between the same periods due primarily to a reduction in the cost to fund interest earning assets, from 3.93% to 3.17%.

Other operating income

Other operating income, including the results of investment securities transactions, rose $284,000 in the second quarter of 2002 compared to the similar 2001 period, while such income increased $531,000 during the six months ended June 30, 2002 compared to the 2001 first half. Both increases resulted primarily from higher CDFI award income. There is no assurance that the Corporation will receive similar awards in the future.

Other operating expenses

Other operating expenses rose 8.8% for the second quarter of 2002 to $1,933,000 from $1,777,000 in the second quarter of 2001, with the increase attributable primarily to the costs associated with operating the branch acquired in June, 2001, along with higher salaries and benefit expenses. Merit increases, along with staffing increases resulting from product and branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the increased benefit expense. First half 2002 other operating expenses rose 12.6%, to $3,788,000 from $3,364,000 a year earlier for the same reasons that caused the second quarter increase.

Income tax expense

Income tax expense rose in the second quarter of 2002 from the similar 2001 quarter due to higher taxable income levels. Income tax expense as a percentage of pretax income also increased in the first half of 2002 for the same reason, compared to the first half of 2001.

In July, 2002, legislation was passed by the State of New Jersey increasing various state income taxes. The increases are retroactive to January 1, 2002, and will be recorded by the Corporation in the third quarter of 2002. The increase will not have a significant impact on the financial condition or results of operations for the Corporation.

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

The major contribution during the first half of 2002 from operating activities to the Corporation's liquidity came from net income, while the highest use of cash was for the origination of loans to be sold in the secondary market.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale.

Financing activities did not provide any significant sources of funds, while the highest use of cash in financing activities resulted from a decrease in deposits.

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

The Corporation has become more liability sensitive during 2002 in anticipation of higher interest rates within the next twelve months. Accordingly, the Corporation has become more susceptible to interest rate risk in a decreasing rate environment. Based on the results of the most recent interest simulation model, if interest rates increased 100 basis points from current rates in an immediate and parallel shock, pretax income would increase $140,000, which is within the limitations established by the Corporation. If rates decreased 100 basis points, pretax income would decline by $414,000, exceeding the limitations. An exception to this policy limitation has been approved for the remainder of 2002 by the Board of Directors.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleged, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. CNB has been awarded a $1.7 million judgment, representing the loss, cost of collection and interest.

CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. The amount that CNB will ultimately recover, if any, under these insurance policies or from the judgment cannot be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 23, 2002. The stockholders voted upon the election of three persons, named in the proxy statement, to serve as directors of the Corporation for three years. The directors were elected at the Annual Meeting with 64,144 votes "For" and 2,864 votes "Abstained" for Douglas Anderson, 66,809 votes "For", and 199 votes "Abstained" for Eugene Giscombe and 66,789 votes "For" and 219 votes "Abstained" for Louis Prezeau. There were no votes "Against". The terms of the following directors were continued after the Annual Meeting: Mr. Anderson, Mr. Giscombe and Mr. Prezeau.

Stockholders also voted upon the ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2002. Stockholders voted 66,713 shares "For" the proposal, 92 shares "Against" and 203 votes "Abstained".

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

         (4)(c) Indenture dated July 11, 2002 between the Corporation and Wilmington Trust Company.

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

         (10)(i) Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation's Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

         (10)(j) Guarantee Agreement dated July 11, 2002 from the Corporation in favor of Wilmington Trust Company, as trustee for holders of securities issued by City National Bank of New Jersey Capital Trust I.

         (10)(k) Amended and Restated Declaration of Trust of City National Bank of New Jersey Capital Trust I, dated July 11, 2002.

         (11) Statement regarding computation of per share earnings. The required information is included on page 6.

         (99)     Certification of Periodic Report.

(c) No reports on Form 8-K were filed during the quarter ending June 30, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


      CITY NATIONAL BANCSHARES CORPORATION
      (Registrant)
                        /s/ Edward R. Wright
      August 12, 2002   ___________________
                        Edward R. Wright
                        Senior Vice President and Chief Financial
                        Officer (Principal Financial and Accounting Officer)