Form 10-Q
period 2002-09-30
CITY NATIONAL BANCSHARES CORP
filed 2002-11-13
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

                  (Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

Yes |X|    No | |

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 29, 2002 was approximately $1,929,480.

There were 124,648 shares of common stock outstanding at October 29, 2002.

Index                                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2002 (Unaudited) and December 31, 2001 .....         3

         Consolidated Statement of Income (Unaudited) for the Nine Months Ended September 30, 2002
         and 2001 and for the Three Months Ended September 30, 2002 and 2001 .......................         4

         Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended
         September 30, 2002 and 2001 ...............................................................         5

         Notes to Consolidated Financial Statements (Unaudited) ....................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................................         8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ................................        12

PART II. OTHER INFORMATION .........................................................................        13

Item 1.  Legal proceedings .........................................................................        13

Item 4.  Submission of matters to a vote of security holders .......................................        13

Item 6.  Exhibits and Reports on Form 8-K ..........................................................        14

Signatures .........................................................................................        15

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

2. Basis of presentation The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2001 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3. Net income per common share

The following table presents the computation of net income per common share.

                                             Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
In thousands, except per share data           2002          2001           2002            2001
                                            ========      ========      =========       =========
Net income                                  $    409      $    259      $   1,385       $     895
Dividends paid on preferred stock                 --            --            (67)            (67)
                                            --------      --------      ---------       ---------
Net income applicable to basic
  common shares                                  409           259          1,318             828
Interest expense on convertible
  Subordinated debentures, net of
  income taxes                                     2             2              6               6
                                            --------      --------      ---------       ---------
Net income applicable to diluted
 common shares                              $    411      $    261      $   1,324       $     834
                                            ========      ========      =========       =========
NUMBER OF AVERAGE COMMON SHARES
Basic                                        124,796       125,216        123,594         122,592
                                            --------      --------      ---------       ---------
Diluted:
  Average common shares outstanding          124,796       125,216        123,594         122,592
  Average common shares converted from
    convertible subordinate debentures         8,550         8,550          8,550          11,183
                                            --------      --------      ---------       ---------
                                             133,346       133,766        132,144         133,775
                                            ========      ========      =========       =========
NET INCOME PER COMMON SHARE
Basic                                       $   3.13      $   2.06          10.80       $    6.75
Diluted                                         2.95          1.94          10.14            6.23

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

In October, 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions- an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will not have any impact on the consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                            September 30,      December 31,
Dollars in thousands, except per share data                                                     2002               2001
                                                                                             ---------          ---------
ASSETS

Cash and due from banks                                                                        $ 6,192            $ 5,573

Federal funds sold                                                                              12,700             33,500
Interest bearing deposits with banks                                                             3,526              3,630
Investment securities available for sale                                                        53,177             42,110
Investment securities held to maturity (Market value of $30,039
       at September 30, 2002 and $31,686 at December 31, 2000)                                  28,882             29,181
Loans                                                                                          102,053             99,190
Less: Reserve for loan losses                                                                    1,950              1,700
                                                                                             ---------          ---------
Net loans                                                                                      100,103             97,490
                                                                                             ---------          ---------

Premises and equipment                                                                           4,131              4,176
Accrued interest receivable                                                                      1,302              1,289
Other real estate owned                                                                            319                326
Other assets                                                                                     6,144              5,023
                                                                                             ---------          ---------
TOTAL ASSETS                                                                                 $ 216,476          $ 222,298
                                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                $  28,342          $  30,056
       Savings                                                                                  94,358            109,022
       Time                                                                                     61,237             55,051
                                                                                             ---------          ---------
Total deposits                                                                                 183,937            194,129
Accrued expenses and other liabilities                                                           3,285              3,531
Long-term debt                                                                                  13,291             13,204
                                                                                             ---------          ---------

Total liabilities                                                                              200,513            210,864

Mandatorily redeemable preferred capital securities of subsidiary trust                          3,000                  -

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A , issued and outstanding, 8 shares in 2002 and 2001                        200                200
               Series C , issued and outstanding, 108 shares in 2002 and 2001                       27                 27
               Series D , issued and outstanding, 3,280 shares in 2002 and 2001                    820                820
        Common stock, par value $10: Authorized 400,000 shares;
              125,980 shares issued in 2002 and 2001,
              124,661 shares outstanding in 2002, and 125,125 shares outstanding in 2001         1,260              1,260
       Surplus                                                                                     999                999
       Retained earnings                                                                         9,325              8,288
       Accumulated other comprehensive gain (loss)                                                 365               (136)
       Treasury stock, at cost - 1,319 shares in 2002 and 855 shares in 2001, respectively         (33)               (24)
                                                                                             ---------          ---------

Total stockholders' equity                                                                      12,963             11,434
                                                                                             ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 216,476          $ 222,298
                                                                                             =========          =========


See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                         ------------------       --------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                               2002       2001          2002         2001
                                                                         =======    =======       =======      =======
INTEREST INCOME
Interest and fees on loans                                               $ 1,850    $ 1,960       $ 5,469      $ 5,918
Interest on Federal funds sold and securities
        purchased under agreements to resell                                  46        207           254          676
Interest on other short-term investments                                     128         33           382           56
Interest and dividends on investment securities:
        Taxable                                                              922        929         2,746        2,837
        Tax-exempt                                                           109        105           323          284
                                                                         -------    -------       -------      -------
Total interest income                                                      3,055      3,234         9,174        9,771
                                                                         -------    -------       -------      -------

INTEREST EXPENSE
Interest on deposits                                                         778      1,109         2,433        3,566
Interest on short-term borrowings                                              4         10            12           31
Interest on long-term debt                                                   227        172           592          524
                                                                         -------    -------       -------      -------
Total interest expense                                                     1,009      1,291         3,037        4,121
                                                                         -------    -------       -------      -------

Net interest income                                                        2,046      1,943         6,137        5,650
Provision for loan losses                                                     83         66           238          201
                                                                         -------    -------       -------      -------
Net interest income after provision
         for loan losses                                                   1,963      1,877         5,899        5,449
                                                                         -------    -------       -------      -------

OTHER OPERATING INCOME
Service charges on deposit accounts                                          319        252           845          655
Other income                                                                 272        167         1,137          579
Net (loss) gain on sales of investment securities available for sale          (3)         5           (45)           8
                                                                         -------    -------       -------      -------
Total other operating income                                                 588        424         1,937        1,242
                                                                         -------    -------       -------      -------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                                       1,104        950         3,191        2,675
Occupancy expense                                                            149        151           436          436
Equipment expense                                                             96        117           328          353
Other expenses                                                               576        685         1,758        1,803
                                                                         -------    -------       -------      -------
Total other operating expenses                                             1,925      1,903         5,713        5,267


Income before income tax expense                                             626        398         2,123        1,424
Income tax expense                                                           215        139           738          529
                                                                         =======    =======       =======      =======

NET INCOME                                                               $   411    $   259       $ 1,385      $   895
                                                                         =======    =======       =======      =======

NET INCOME PER COMMON SHARE

Basic                                                                    $  3.13    $  2.06       $ 10.80      $  6.75
Diluted                                                                     2.95       1.94         10.14         6.23
                                                                         =======    =======       =======      =======

Basic average common shares outstanding                                  124,796    125,216       123,594      122,592
Diluted average common shares outstanding                                133,346    133,766       132,144      133,775
                                                                         =======    =======       =======      =======



See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         -----------------------
IN THOUSANDS                                                                               2002           2001
                                                                                         ========       ========
OPERATING ACTIVITIES
Net income                                                                               $  1,385       $    895
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                             298            329
    Provision for loan losses                                                                 238            201
    Premium amortization on investment securities                                              42             38
    Net loss (gain) on sales and early redemptions of investment securities                    45             (8)
    Gains on sales of loans held for sale                                                      (6)            (3)
Loans originated for sale                                                                    (581)           (90)
Proceeds from sales of loans held for sale                                                    587            241
Increase in accrued interest receivable                                                       (13)          (103)
Deferred income tax (expense) benefit                                                         (95)            60
Increase in other assets                                                                   (1,336)        (1,489)
(Decrease) increase in accrued expenses and other liabilities                                (246)           421
                                                                                         --------       --------

Net cash provided by operating activities                                                     318            492
                                                                                         --------       --------

INVESTING ACTIVITIES

Increase in loans, net                                                                     (3,008)       (12,225)
Decrease (increase) in interest bearing deposits with banks                                   104         (3,501)
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and calls                                        30,116          7,406
Proceeds from maturities of investment securities held to maturity,
      including principal payments and calls                                                5,639          7,874
Purchases of investment securities available for sale                                     (40,187)        (7,933)
Purchases of investment securities held to maturity                                        (5,342)        (7,148)
Purchases of premises and equipment                                                          (253)        (1,114)
Decrease in other real estate owned, net                                                      140            262
                                                                                         --------       --------

Net cash used in provided by investing activities                                         (12,791)       (16,379)
                                                                                         --------       --------

FINANCING ACTIVITIES
Purchase of deposits                                                                           --         16,369
(Decrease) increase in deposits                                                           (10,192)         1,959
Decrease in short-term borrowings                                                            (246)           (46)
Increase (decrease) in long-term debt                                                          87            (75)
Issuance of mandatorily redeemable preferred capital securities of subsidiary trust         3,000             --
Purchase of treasury stock                                                                     (9)            (3)
Dividends paid on preferred stock                                                             (67)           (67)
Dividends paid on common stock                                                               (281)          (242)
                                                                                         --------       --------

Net cash provided by financing activities                                                  (7,708)        17,895
                                                                                         --------       --------

Net (decrease) increase in cash and cash equivalents                                      (20,181)         2,008

Cash and cash equivalents at beginning of period                                           39,073         35,584
                                                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 18,892       $ 37,592
                                                                                         ========       ========

CASH PAID DURING THE YEAR
Interest                                                                                    2,903       $  3,918
Income taxes                                                                                1,988            616

NONCASH INVESTING ACTIVITIES
Transfer from investment securities held to maturity to investment securities
    available for sale, at amortized cost                                                      --            246
Transfer of loans to other real estate owned                                                  133             --
Conversion of long-term debt into common stock                                                 --             71

See accompanying notes to consolidated financial statements.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At September 30, 2002, total assets decreased to $216.5 million from $222.3 million at the end of 2001, while total deposits declined to $183.9 million from $194.1 million. Both reductions were due to lower balances from one commercial customer as more fully discussed below.

Federal funds sold

Federal funds sold decreased to $12.7 million at September 30, 2002 from $33.5 million at the end of 2001, while the related average balance declined to $20.3 million for the nine months of 2002 from $21.1 million for the first nine months of 2001. The decreases resulted from lower short-term deposit balances available for investment, due to the reinvestment of deposit proceeds received in a June, 2001 branch acquisition from a savings bank.

Interest bearing deposits with banks

Total interest bearing deposits with banks declined slightly at September 30, 2002 from December 31, 2001, while the related average balance rose in the first nine months of 2002 to $3.6 million from $2 million in the similar 2001 period. The increase resulted from the bank's participation in the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund's deposit program. Under this program, the Bank received an award based on below market rate deposits made in other CDFI's. This award is being accreted into interest income on deposits with banks as a yield enhancement over the lives of the deposits.

Investments

The investment securities available for sale ("AFS") portfolio rose to $53.2 million at September 30, 2002 from $42.1 million at the end of 2001, while the net related unrealized gain, net of tax, increased to $365,000 from a loss of $136,000, reflecting the impact of lower interest rates. The investments held to maturity ("HTM") portfolio decreased to $28.9 million at September 30, 2002 from $29.2 million at the end of 2001.

At September 30, 2002, the Bank held callable U.S. government agency notes with a carrying value of $14 million, of which $13.3 million were included in the HTM portfolio. Gross unrealized appreciation on the total callable portfolio increased to $147,000 compared to $461,000 of depreciation at the end of 2001 due to the decrease in interest rates. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation, although reinvestment of proceeds received from such securities that are redeemed prior to the maturity may be reinvested at lower rates than received on the redeemed securities.

Loans

Loans rose to $102.1 million at September 30, 2002 from $99.2 million December 31, 2001, while average loans increased to $97.1 million for the first nine months of 2002 from $94.1 million in the first nine months of 2001. Most of the increase occurred in the commercial real estate portfolio.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

                                           Three Months             Nine Months
                                        Ended September 30,     Ended September 30,
(Dollars in thousands)                   2002        2001        2002        2001
                                        ------      ------      ------      ------
Balance at beginning of period          $1,859      $1,400      $1,700      $1,200
Provision for loan losses                   83          66         238         201
Recoveries of previous charge-offs          10          22          38         152
                                        ------      ------      ------      ------
                                         1,952       1,488       1,976       1,553
Less: Charge-offs                            2          63          26         128
                                        ------      ------      ------      ------
Balance at end of period                $1,950      $1,425      $1,950      $1,425
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

                                       September 30,    December 31,    September 30,
(Dollars in thousands)                     2002            2001            2001
                                       -------------    ------------    -------------
Reserve for loan
  losses as a percentage of:
Total loans                                 1.91%           1.89%           1.38%
Total nonperforming loans                 190.62%         129.03%         120.56%
Total nonperforming assets
  (nonperforming loans and OREO)          145.31%         113.64%          92.47%

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

                               September 30,   December 31,  September 30,
(Dollars in thousands)              2002           2001           2001
                               -------------   ------------  -------------
Nonaccrual loans
Commercial                         $  260         $  199         $  242
Installment                            13             42             22
Real estate                           617            742            423
                                   ------         ------         ------
Total                                 890            983            687
                                   ------         ------         ------

Loans past due 90 days
or more and still accruing
Installment                            29             10              5
Real estate                           104            242            494
                                   ------         ------         ------
Total                                 133            244            499
                                   ------         ------         ------
Total nonperforming loans          $1,023         $1,235         $1,182
                                   ======         ======         ======

Total nonperforming loans decreased during the first nine months of 2002 due to the transfer of foreclosed properties securing nonaccrual loans to other real estate owned along with a reduction in loans past due 90 days or more and still accruing.

There were no impaired loans at September 30, 2002 or December 31, 2001, nor were there any impaired loans during the nine months of 2002 or 2001.

DEPOSITS

Total deposits declined $10.2 million to $183.9 million at September 30, 2002 from $194.1 million at the end of 2001, while average deposits rose 5.8%, to $183.3 million for the first nine months of 2002 from $173.2 million for the first nine months of 2001. Total deposits declined because of lower balances from one major commercial customer. The balances from this customer represented funds to be used for a construction project, which has been completed. The loss of this account relationship is not expected to have a significant impact on the results of operations. The major source of the growth in average deposits was from the addition of approximately $16 million of deposits acquired in connection with the purchase of a branch office in June, 2001.

Total demand deposits decreased from $30 million at December 31, 2001 to $28.3 million at September 30, 2002, while average demand deposits for the first nine months of 2002 rose to $34.7 million from $31.6 million for the first nine months of 2001. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, decreased to $94.4 million at September 30, 2002 from $109 million at the end of 2001, while savings balances averaged $90.8 million in the first nine months of 2002 compared to $78.6 million in the first nine months of 2001. This increase resulted from the aforementioned branch acquisition.

Total time deposits rose to $61.2 million at September 30, 2002 from $55.1 million at the end of 2001, while average time deposits declined to $57.8 million for the first nine months of 2002 from $62.9 for the first nine months of 2001. The decrease in time deposits resulted from a planned reduction in municipal deposit account balances in the second half of 2001, due to the availability of less expensive funds from the newly acquired branch.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2002 and December 31, 2001. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

There were no short-term borrowings at September 30, 2002 or December 31, 2001, while the average balances were $1.1 million for the first nine months of 2002 compared to $1 million for the first nine months of 2001. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

Trust preferred securities

On July 11, 2002, City National Bancshares Corporation issued $3 million of preferred capital securities through City National Bank of New Jersey Capital Trust 1 ("the Trust"), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities will be payable at an annual rate of 5.52%, representing the 3-month LIBOR plus 3.65%, adjustable quarterly beginning October 7, 2002. The quarterly distributions may, at the option of the Company, be deferred for up to 20 consecutive quarterly periods. The proceeds have been invested in junior subordinated debentures of CNBC, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable. The securities are generally redeemable in whole or in part on or after October 7, 2007, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed by October 7, 2032.

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

At September 30, 2002, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 6.96%, 11.99% and 14.17%, respectively, while the Bank's ratios were 6.83%, 11.61% and 12.99%. The Corporation's capital ratios improved because of the issuance of the aforementioned trust preferred securities.

RESULTS OF OPERATIONS

Net income rose 58.7% to $411,000 for the third quarter of 2002 from $259,000 for the same 2001 quarter due primarily to a 38.7% increase in other income. Related earnings per share on a diluted basis were $2.95 and $1.94. Net income increased 54.7% to $1,385,000 for the first nine months of 2002 from $895,000 for the similar 2001 period due primarily to the aforementioned increase in other income. Related earnings per share on a diluted basis rose to $10.14 from $6.23.

Income and expense comparisons for the first nine months of 2002 with the similar period in 2001 were affected by the operation for nine months in 2002 of the branch acquired in June, 2001.

Net interest income

In the third quarter of 2002, net interest income on a tax equivalent basis rose 5.3% from the same 2001 period, while the related net interest margins were 4.06% compared to 4.13%. The increased income resulted from higher levels of earning assets and the accretion of deferred income totalling $96,000 into interest income from interest bearing deposits with banks. This income was received in 2001 from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates, and represents a yield enhancement, while the lower interest margin was due to the effects of the lower interest rate environment

During the first half of 2002, the Corporation's interest rate risk strategy was changed as a result of the historically low interest rate environment. Management decided to reduce the Corporation's risk to rates decreasing further, resulting in the Corporation becoming asset sensitive. Accordingly, because rates declined further during the third quarter, rates on interest earning assets declined faster than rates paid on interest bearing liabilities, causing a compression in the interest rate margin.

For the first nine months of 2002, net interest income on a tax equivalent basis rose 3.5% from the same 2001 period, while the related net interest margin declined 15 basis points to 4.06% compared to 4.21%. The increased net interest income resulted from higher levels of earnings assets, primarily from Federal funds sold and investments and the aforementioned accretion, which totalled $289,000, while the reduction in net interest margin occurred due to the aforementioned interest rate compression.

Other operating income

Other operating income, including the results of investment securities transactions, rose $164,000, or 38.7% in the third quarter of 2002 compared to the similar 2001 period, while such income increased $695,000 during the nine months ended September 30, 2002 compared to the 2001 similar period. Both increases resulted primarily from higher CDFI award income. There is no assurance that the Corporation will receive similar awards in the future. Service charges were also higher in both the three and nine month periods due to the addition of three new branches, along with increases in the Bank's service fee schedules.

Other operating expenses

Other operating expenses rose nominally for the third quarter of 2002 to $1,925,000 from $1,903,000 in the third quarter of 2001, with the increase attributable primarily to the costs associated with operating the branch acquired in June, 2001, along with higher salaries and benefit expenses. Merit increases, along with staffing increases resulting from branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the increased benefit expense. Other operating expenses for the first nine months of 2002 rose 8.5%, to $5,713,000 from $5,267,000 a year earlier for the same reasons that caused the second quarter increase.

Income tax expense

Income tax expense rose in both periods of 2002 from the similar 2001 periods due to higher taxable income levels. Income tax expense as a percentage of pretax income decreased in the first nine months of 2002 for the same reason, compared to the first nine months of 2001 due to higher levels of tax-exempt income.

In July, 2002, legislation was passed by the State of New Jersey increasing various state income taxes. The increases are retroactive to January 1, 2002, and were reflected by the Corporation in the third quarter. The increase will not have a significant impact on the financial condition or results of operations for the Corporation.

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

The Corporation has become asset sensitive during 2002 in anticipation of higher interest rates within the next twelve months. Accordingly, the Corporation has become more susceptible to interest rate risk in a decreasing rate environment. Based on the results of the most recent interest simulation model, if interest rates increased 100 basis points from current rates in an immediate and parallel shock, pretax income would increase $64,000, which is within the limitations established by the Corporation. If rates decreased 100 basis points, pretax income would decline by $345,000, which is also within the limitations.

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

      (4)(c) Indenture dated July 11, 2002 between the Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      (10)(a) The Employee's Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

      (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 24, 2000 (incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the first quarter ended March 31,
                  2001).

      (10)(c) Lease and option Agreement dated May 6, 1995 by and between the RTC and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1995).

      (10)(d) Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).

      (10)(e) Secured Promissory Note of the Corporation dated December 28, 2001 payable to National Community Investment Fund in the principal amount of $1,000,000, (incorporated by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

      (10)(f) Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

      (10)(g) Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

      (10)(h) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

      (10)(i) Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation's Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

      (10)(j) Guarantee Agreement dated July 11, 2002 from the Corporation in favor of Wilmington Trust Company, as trustee for holders of securities issued by City National Bank of New Jersey Capital Trust I (incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      (10)(k) Amended and Restated Declaration of Trust of City National Bank of New Jersey Capital Trust I, dated July 11, 2002 (incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2002).

      (11) Statement regarding computation of per share earnings. The required information is included on page 6.

      (99)        Certifications of Periodic Report.

(c) No reports on Form 8-K were filed during the quarter ending September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     CITY NATIONAL BANCSHARES CORPORATION
     (Registrant)


     November 12, 2002                 _______________________
                                       Edward R. Wright
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                                  CERTIFICATION

I, Louis E. Prezeau, the Chief Executive Officer and President of City National Bancshares Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of City National Bancshares Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                 _____________________________________
                                        (Signature)
                                        Louis E. Prezeau
                                        Chief Executive Officer and President

                                  CERTIFICATION

I, Edward R. Wright, the Chief Financial Officer and Senior Vice President of City National Bancshares Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of City National Bancshares Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                 ______________________________________
                                        (Signature)
                                        Edward R. Wright
                                        Chief Financial Officer and Senior Vice
                                        President