Form 10-K
period 2002-12-31
CITY NATIONAL BANCSHARES CORP
filed 2003-03-28
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 20, 2003 was approximately $3,638,350.

There were 124,604 shares of common stock outstanding at March 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the definitive Proxy Statement for the 2003 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K

                                Table of Contents

                                                                                                     Page
                                                   PART I

Item 1.  Business...........................................................................             3
Item 2.  Properties.........................................................................             5
Item 3.  Legal Proceedings..................................................................             5
Item 4.  Submission of Matters to a Vote of Security Holders................................             5

                                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..........             5
Item 6.  Selected Financial Data............................................................             6
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................        7 - 16
Item 8.  Financial Statements and Supplementary Data........................................       17 - 31
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................................            32

                                                  PART III

Item 10. Directors and Executive Officers of Registrant.....................................            32
Item 11. Executive Compensation.............................................................            32
Item 12. Security Ownership of Certain Beneficial Owners and Management.....................            32
Item 13. Certain Relationships and Related Transactions.....................................            32

                                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................       32 - 34

Signatures..................................................................................            35

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2002, CNBC had consolidated total assets of $215.1 million, total deposits of $181.9 million and stockholders' equity of $13.3 million. In addition to its principal subsidiary, City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973, the Corporation formed a subsidiary during 2002, City National Bank Capital Trust I, through which it issued trust preferred securities.

CNB is a national banking association chartered in 1973 under the laws of the United States of America and has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB. CNB is minority owned and operated and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through its retail branch network. Deposit services include savings and checking accounts, certificates of deposit and money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.

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

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its eight-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, and one each in Hackensack and Paterson, New Jersey. As a result of the acquisitions of two branches from Carver Federal Savings Bank ("Carver"), the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island, and also opened a de novo branch in Hempstead, Long Island in 2002.

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

COMMUNITY REINVESTMENT

Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. CNB received an "Outstanding" CRA rating in its most recent examination.

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

EMPLOYEES

On December 31, 2002, CNBC and its subsidiaries had 90 full-time equivalent employees. Management considers relations with employees to be satisfactory.

ITEM 2. PROPERTIES

The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. The Bank has four other branch locations in New Jersey and three in the state of New York. Three of the locations are in leased space while the others are owned by the Bank.

The New Jersey branch offices are located in Newark and Hackensack, all owned, and in Paterson, which is leased. The New York branches are located in Roosevelt and Hempstead, Long Island, both of which are leased and Brooklyn, New York, which is owned.

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

During the fourth quarter of 2002 there were no matters submitted to stockholders for a vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2002.

At March 20, 2003, the Corporation had 1,950 common stockholders of record.

On April 11, 2002, the Corporation paid a cash dividend of $2.25 per share to stockholders of record on April 5, 2002. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

FORM 10-K

THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K IS AVAILABLE WITHOUT CHARGE UPON WRITTEN REQUEST TO CITY NATIONAL BANCSHARES CORPORATION, EDWARD R. WRIGHT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, 900 BROAD STREET, NEWARK, NEW JERSEY, 07102.

TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Item 6.  Selected Financial Data
FIVE YEAR SUMMARY

Dollars in thousands, except per share data                      2002           2001           2000           1999           1998
===========================================                      ====           ====           ====           ====           ====
YEAR-END BALANCE SHEET DATA:
Total assets                                                   $215,106       $222,298       $200,442       $172,496       $164,901
Gross loans                                                     109,195         99,190         90,653         82,446         71,440
Reserve for loan losses                                           2,100          1,700          1,200          1,975          1,415
Investment securities                                            79,941         71,291         65,930         68,475         63,966
Total deposits                                                  181,894        194,129        176,169        139,837        137,943
Long-term debt                                                   13,179         13,204         12,425         16,225         15,749
Mandatorily redeemable preferred capital securities
   of subsidiary trust                                            3,000             --             --             --             --
Stockholders' equity                                             13,251         11,434         10,235          9,026         10,123
                                                               ========       ========       ========       ========       ========
INCOME STATEMENT DATA:
Interest income                                                $ 12,221       $ 12,888       $ 12,477       $ 10,615       $  9,555
Interest expense                                                  3,994          5,268          6,381          5,276          4,598
                                                               --------       --------       --------       --------       --------
Net interest income                                               8,227          7,620          6,096          5,339          4,957
Provision for loan losses                                           356            356            872            906          1,016
                                                               --------       --------       --------       --------       --------
Net interest income after provision
  for loan losses                                                 7,871          7,264          5,224          4,433          3,941
Other operating income                                            2,856          2,588          2,547          1,492          1,297
Other operating expenses                                          8,089          7,827          6,239          5,330          4,999
                                                               --------       --------       --------       --------       --------
Income before income tax expense                                  2,638          2,025          1,532            595            239
Income tax expense                                                  918            719            452            193             13
                                                               --------       --------       --------       --------       --------
Net income                                                     $  1,720       $  1,306       $  1,080       $    402       $    226
                                                               ========       ========       ========       ========       ========

PER COMMON SHARE DATA:
Net income per basic share                                     $  13.35       $  10.05       $   8.21       $   2.48       $   1.25
Net income per diluted share                                      12.54           9.33           7.52           2.34           1.22
Book value                                                        97.94          83.01          75.68          66.73          72.54
Dividends                                                          2.25           2.00           1.85           1.80           1.75

Basic average number of common shares
  outstanding                                                   123,852        123,241        120,926        118,902        115,189
Diluted average number of common shares
  outstanding                                                   132,402        133,766        133,426        131,402        129,039
Number of common shares outstanding at year-end                 124,611        125,125        121,406        119,571        118,221

FINANCIAL RATIOS:
Return on average assets                                            .80%           .65%           .61%           .25%           .16%
Return on average common equity                                   14.76          12.69          12.06           3.49           1.51
Stockholders' equity as a percentage of total assets               6.16           5.14           5.11           5.23           6.14
Dividend payout ratio                                             20.17          19.90          22.53          72.58         140.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Net income rose 31.7% to $1,720,000 in 2002 from to $1,306,000 in 2001 due primarily to an increase in net interest income. Included in both years' earnings were awards received from the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund. The awards were based on the Bank's lending efforts in qualifying lower income communities, related to lending. Award income was $343,000 in 2002, compared to $774,000 in 2001. Additionally, the Bank recorded award income related to deposits made in other CDFI's of $384,000 in 2002 and $97,000 in 2001, respectively. Related earnings per common share on a diluted basis increased to $12.54 from $9.33. Without the aforementioned award income, net income would have totalled $1,246,000 in 2002 and $744,000 in 2001.

Total assets declined to $215.1 million at the end of 2002 from $222.3 million a year earlier due to a planned reduction in short-term municipal certificates of deposits.

CASH AND DUE FROM BANKS

Cash and due from banks rose to $6 million at the end of 2002 from $5.5 million a year earlier. Average cash and due from banks for 2002 declined slightly to $6.6 million from $6.8 million a year earlier.

FEDERAL FUNDS SOLD

Federal funds sold declined to $6.2 million at the end of 2002 from $33.5 million at December 31, 2001, while the related average balance decreased to $18 million from $19.1 million in 2001. Both decreases occurred due to the reinvestment into higher earning assets.

INTEREST-BEARING DEPOSITS WITH BANKS

Interest-bearing deposits with banks decreased to $3.5 million at December 31, 2002 from $3.6 million a year earlier, while the related average balance rose to $3.6 million in 2002 from $185,000 in 2001. This increase occurred due to the Bank's participation in the CDFI deposit program. Under this program, the Bank became eligible for an award based on deposits made in other CDFI's, and received $1.1 million in December, 2001, which is considered a yield enhancement on the CDFI deposits. $384,000 and $97,000 was recorded as interest income from interest-bearing deposits with banks in 2002 and 2001 respectively, while the remaining $1,674,000 has been deferred and will be accreted over two years based on the remaining maturities of the deposits.

INVESTMENTS

The investment securities available for sale ("AFS") portfolio rose 19.7%, to $50.4 million at December 31, 2002 from $42.1 million a year earlier, while the related gross unrealized net gain increased to $526,000 from a loss of $209,000 due to a decline in interest rates.

The overall increase in the portfolio rose due to a decision by the Asset/Liability Management Committee to increase the maximum average life of fixed income instruments that may be classified as AFS, allowing more flexibility in overall investment portfolio management. The major change within the available for sale portfolio occurred in agency securities, which rose from $9.6 million at the end of 2001 to $16 million at the end of 2002. Purchases of floating-rate pooled Small Business Administration guaranteed loans comprised the largest increase.

The investment securities held to maturity ("HTM") portfolio rose to $29.6 million at December 31, 2002 from $29.2 million a year earlier. The relatively small change occurred due to the aforementioned investment policy change allowing for more investment purchases into the AFS portfolio.

At December 31, 2002, the Bank held callable U.S. Government agency notes with a carrying value of $14 million, of which $12.8 million were included in the HTM portfolio. These notes are callable at par at various dates from 2003 until maturity. These callable securities reflect gross unrealized appreciation of $143,000. Favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. Management believes that holding the callable securities will not have a significant impact upon the financial condition of the Corporation.

Reinvestment of proceeds from early redemptions of callable notes in a lower interest rate environment could have a significant impact on the operations of the Corporation. Measurement of this impact, along with other aspects of the Corporation's interest rate risk, is performed quarterly.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 2002 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                             Maturing After One     Maturing After Five
                                       Maturing Within        Year But Within         Years But Within
                                           One Year              Five Years              Ten Years
Dollars in thousands                 Amount       Yield      Amount      Yield       Amount      Yield
====================                 =====        =====      ======      =====       =====       =====
U.S. Treasury securities and
  U.S. Government agencies           $5,955       4.17%      $3,758       4.00%      $  591       4.01%
Mortgage-backed securities               --         --          732       5.36        2,356       6.00
Obligations of state
  political and subdivisions(1)       2,288       2.70           --         --        1,272       7.56
Other debt securities                    --         --          752       5.72           --         --
                                     ------       ----       ------       ----       ------       ----
Total amortized cost                 $8,243       3.76       $5,242       4.44%      $4,219       6.19%
                                     ======       ====       ======       ====       ======       ====

(1)     Includes $250,000 of nontax-exempt securities with a 7.60% yield.


                                             Maturing After
                                                Ten Years           Total        Total
Dollars in thousands                       Amount      Yield        Amount       Yield
====================                       ======      =====        ======       =====
U.S. Treasury securities and
  U.S. Government agencies                $ 5,511       2.43%      $15,815       3.52%
Mortgage-backed securities                 20,210       4.77        23,298       4.91
Obligations of state
  political and subdivisions(1)               819      10.65         4,379       5.60
Other debt securities                       3,917       4.23         4,669       4.47
                                          -------       ----       -------       ----
Total amortized cost                      $30,457       4.43%      $48,161       4.47%
                                          =======       ====       =======       ====

INVESTMENT SECURITIES HELD TO MATURITY

                                                             Maturing After One     Maturing After Five
                                      Maturing Within          Year But Within        Years But Within
                                          One Year               Five Years               Ten Years
Dollars in thousands                 Amount      Yield       Amount      Yield       Amount      Yield
====================                 ======      =====       ======      =====       ======      =====
U.S. Government agencies(1)          $   --         --%      $   --         --%      $   42       8.61%
Obligations of state and
  Political subdivisions                 --         --           --         --        2,467       4.62
Mortgage-backed securities               48       5.52          133       6.19           --         --
Other debt securities                    --         --           --         --        2,021       8.01
                                     ------       ----       ------       ----       ------       ----
Total amortized cost                 $   48       5.52%      $  133       6.19%      $4,530       6.17%
                                     ======       ====       ======       ====       ======       ====


                                          Maturing After
                                             Ten Years            Total        Total
Dollars in thousands                     Amount      Yield        Amount      Yield
====================                     ======      =====        ======      =====
U.S. Government agencies(1)             $13,800       5.93%      $13,842       5.94%
Obligations of state and
  Political subdivisions                  3,470       8.10         5,937       6.65
Mortgage-backed securities                7,578       5.78         7,759       5.79
Other debt securities                        --         --         2,021       8.01
                                        -------       ----       -------       ----
Total amortized cost                    $24,848       6.19%      $29,559       6.18%
                                        =======       ====       =======       ====

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2002. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio decreased to 4.47% at December 31, 2002 from 5.42% at December 31, 2001, while the yield on the HTM portfolio declined 32 basis points to 5.86% at December 31, 2002 from 6.18% at December 31, 2001. The decrease in both yields occurred because of the overall decline in interest rates. 71.1% of the total portfolio matures after ten years December 31, 2002 compared to 76.7% one year earlier.

The following table sets forth the carrying value of the Corporation's portfolio for the three years ended December 31:

                                                                         2002                   2001                    2000
                                                                -------------------------------------------------------------------
INVESTMENT SECURITIES AVAILABLE FOR SALE                        Amortized    Market     Amortized     Market    Amortized    Market
  In thousands                                                     Cost       Value        Cost       Value       Cost       Value
========================================                        =========    ======     =========    =======    =========   =======
U.S. Treasury securities and obligations
  Of U.S. government agencies                                    $15,815     $15,964     $ 9,590     $ 9,635     $ 6,926     $ 6,764
Obligations of state and political subdivisions                    4,379       4,473       2,396       2,435       2,279       2,311
Other securities:
  Mortgage-backed securities                                      23,298      23,823      24,319      24,307      19,913      19,814
  Other debt securities                                            4,669       4,471       4,669       4,426       3,670       3,475
  Equity securities:
    Marketable securities                                             --          --         397         359         399         381
    Federal Reserve Bank and Federal Home Loan Bank stock          1,695       1,651         948         948       1,107       1,107
                                                                 -------     -------     -------     -------     -------     -------
Total                                                            $49,856     $50,382     $42,319     $42,110     $34,294     $33,852
                                                                 =======     =======     =======     =======     =======     =======

                                                                         2002                   2001                    2000
                                                                -------------------------------------------------------------------
INVESTMENT SECURITIES AVAILABLE FOR SALE                        Amortized    Market     Amortized     Market    Amortized    Market
  In thousands                                                     Cost       Value        Cost       Value       Cost       Value
========================================                        =========    ======     =========     =====     =========    =====
U.S. Treasury securities and obligations
  Of U.S. government agencies                                    $13,842     $14,000     $12,976     $12,724     $18,567     $18,100
Obligations of state and political subdivisions                    5,937       6,283       5,837       5,889       4,985       5,120
Other securities:
  Mortgage-backed securities                                       7,759       8,079       8,343       8,385       6,498       6,458
  Other debt securities                                            2,021       2,329       2,025       2,179       2,028       2,008
                                                                 -------     -------     -------     -------     -------     -------
Total                                                            $29,559     $30,691     $29,181     $29,177     $32,078     $31,686
                                                                 =======     =======     =======     =======     =======     =======


CONSOLIDATED AVERAGE BALANCE SHEET WITH RELATED INTEREST AND RATES

                                                        Average                  Average       Average
Tax equivalent basis; dollars in thousands              Balance      Interest     Rate         Balance       Interest
========================================                =======      ========    =======       =======       ========
ASSETS
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                        $  17,970      $    292       1.63%     $  19,089      $    746
  Interest-bearing deposits with banks(1)                 3,559           510      14.33          2,446           185
  Investment securities:
    Taxable (2)                                          68,704         3,636       5.29         59,790         3,706
    Tax-exempt                                            9,097           659       7.24          7,651           593
                                                      ---------      --------     ------      ---------      --------
    Total investment securities                          77,801         4,295       5.52         67,441         4,299
                                                      ---------      --------     ------      ---------      --------
  Loans(3), (4)
    Commercial                                           16,038           985       6.21         17,869         1,243
    Real estate                                          81,727         6,244       7.64         76,827         6,493
    Installment                                           1,420           137       9.62          1,562           123
                                                      ---------      --------     ------      ---------      --------
    Total loans                                          99,185         7,366       7.42         96,258         7,859
                                                      ---------      --------     ------      ---------      --------
    Total interest earning assets                       198,515        12,463       6.28        185,234        13,089
                                                      ---------      --------     ------      ---------      --------
Noninterest earning assets:
  Cash and due from banks                                 6,562                                   6,823
  Gross unrealized gain (loss) on investment
    securities available for sale                           176                                    (131)
  Reserve for possible loan losses                       (1,872)                                 (1,402)
  Other assets                                           11,097                                   9,944
                                                      ---------      --------     ------      ---------      --------
  Total noninterest earning assets                       15,963                                  15,234
                                                      ---------      --------     ------      ---------      --------
Total assets                                          $ 214,478                               $ 200,468
                                                      =========      ========     ======      =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits(5)                                 $  91,901         1,233       1.34      $  83,866         1,575
  Time deposits                                          57,513         1,927       3.35         60,936         2,960
                                                      ---------      --------     ------      ---------      --------
  Total interest bearing deposits                       149,414         3,160       2.12        144,802         4,535
  Short-term borrowings                                   1,047            15       1.47          1,111            39
  Long-term debt                                         13,276           739       5.56         12,361           694
                                                      ---------      --------     ------      ---------      --------
  Total interest bearing liabilities                    163,737         3,914       2.39        158,274         5,268
                                                      ---------      --------     ------      ---------      --------
Noninterest bearing liabilities:
  Demand deposits                                        33,847                                  29,498
  Other liabilities                                       3,215                                                 1,882
                                                      ---------      --------     ------      ---------      --------
  Total noninterest bearing liabilities                  37,062                                                31,380
                                                      ---------      --------     ------      ---------      --------
Mandatorily redeemable preferred capital
  securities of subsidiary trust                          1,430            79       5.52             --            --
Stockholders' equity                                     12,249                                  10,814
                                                      ---------      --------     ------      ---------      --------
Total liabilities and stockholders' equity            $ 214,478                               $ 200,468
                                                      =========      ========     ======      =========      ========
Net interest income (tax equivalent basis)                              8,470       3.86                        7,821
Tax equivalent basis adjustments(6)                                      (241)                                   (202)
                                                      ---------      --------     ------      ---------      --------
Net interest income                                                  $  8,229                                $  7,619
                                                      =========      ========     ======      =========      ========
Average rate paid to fund interest earning
   assets                                                                           2.01
Net interest income as a percentage of
   interest earning assets (tax equivalent
    basis)                                                                          4.27%
                                                      =========      ========     ======      =========      ========

                                                         Average      Average                    Average
Tax equivalent basis; dollars in thousands                 Rate       Balance       Interest       Rate
------------------------------------------               -------      -------       --------     -------
ASSETS
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                             3.91%     $  10,491      $    646       6.16%
  Interest-bearing deposits with banks(1)                  7.56            787            41       5.28
  Investment securities:
    Taxable (2)                                            6.20         60,950         3,985       6.54
    Tax-exempt                                             7.75          7,012           542       7.73
                                                          -----      ---------      --------      -----
    Total investment securities                            6.37         67,962         4,527       6.66
                                                          -----      ---------      --------      -----
  Loans(3), (4)
    Commercial                                             6.96         15,494         1,614      10.42
    Real estate                                            8.45         68,406         5,760       8.42
    Installment                                            7.87            809            73       9.02
                                                          -----      ---------      --------      -----
    Total loans                                            8.16         84,709         7,447       8.79
                                                          -----      ---------      --------      -----
    Total interest earning assets                          7.07        163,949        12,661       7.72
                                                          -----      ---------      --------      -----
Noninterest earning assets:
  Cash and due from banks                                                4,485
  Gross unrealized gain (loss) on investment
    securities available for sale                                       (1,102)
  Reserve for possible loan losses                                      (1,179)
  Other assets                                                           9,582
                                                          -----      ---------      --------      -----
  Total noninterest earning assets                                      11,786
                                                          -----      ---------      --------      -----
Total assets                                                         $ 175,735
                                                          =====      =========      ========      =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits(5)                                      1.88      $  53,316         1,276       2.39
  Time deposits                                            4.86         71,648         4,204       5.87
                                                           ----      ---------      --------      -----
  Total interest bearing deposits                          3.13        124,964         5,480       4.39
  Short-term borrowings                                    3.51          3,481           210       6.03
  Long-term debt                                           5.61         12,007           691       5.76
                                                          -----      ---------      --------      -----
  Total interest bearing liabilities                       3.33        140,452         6,381       4.54
                                                          -----      ---------      --------      -----
Noninterest bearing liabilities:
  Demand deposits                                                       24,411
  Other liabilities                                                      1,590
                                                          -----      ---------      --------      -----
  Total noninterest bearing liabilities                                 26,001
                                                          -----      ---------      --------      -----
Mandatorily redeemable preferred capital
  securities of subsidiary trust                                            --            --         --
Stockholders' equity                                                     9,282
                                                          -----      ---------      --------      -----
Total liabilities and stockholders' equity                           $ 175,735         6,381
                                                          =====      =========      ========       ====
Net interest income (tax equivalent basis)                 3.74                        6,280       3.18
Tax equivalent basis adjustments(6)                                                     (184)
                                                          -----      ---------      --------      -----
Net interest income                                                                 $  6,096
                                                          =====      =========      ========      =====
Average rate paid to fund interest earning
   assets                                                  2.84                                    3.89
                                                          =====                                   =====
Net interest income as a percentage of
   interest earning assets (tax equivalent
    basis)                                                 4.22%                                   3.83%
                                                          =====      =========      ========      =====


(1) Includes $385,000 in 2002 and $97,000 in 2001, representing twenty and six basis point additions to net interest income in 2002 and 2001 respectively, attributable to income received under the U.S. Treasury Department's Bank Enterprise Award certificate of deposit program.

(2) Includes investment securities available for sale and held to maturity at amortized cost.

(3)   Includes nonperforming loans.

(4)   Includes loan fees of $289,000, $162,000 and $219,000 in 2002, 2001 and
      2000 respectively.

(5) Includes noninterest bearing deposits maintained by a state governmental agency of $361,000 in 2002, and $294,000 in 2001 and 2000.

(6) The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2002, 2001 and 2000.

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

                                                           2002 Net Interest Income Increase    2001 Net Interest Income Increase
                                                             (Decrease) from 2001 due to:          (Decrease) from 2000 due to:
                                                           =================================    ==================================
In thousands                                               Volume       Rate           Total     Volume       Rate         Total
------------                                               ------       ----           -----     ------       ----         -----
INTEREST INCOME
Loans:
  Commercial                                               $(127)     $  (131)       $  (258)   $   247      $  (618)     $  (371)
  Real estate                                                414         (663)          (249)       709           24          733
  Installment                                                (11)          25             14         68          (18)          50
                                                           -----      -------        -------    -------      -------      -------
Total loans                                                  276         (769)          (493)     1,024         (612)         412
Taxable investment securities                                553         (623)           (70)       (72)        (208)        (280)
Tax-exempt investment securities                             112          (46)            66         50            1           51
Federal funds sold and securities
  purchased under agreements to resell                       (44)        (410)          (454)       530         (430)         100
Interest-bearing deposits with banks                          84          241            325        126           19          145
                                                           -----      -------        -------    -------      -------      -------
Total interest income                                        981       (1,607)          (626)     1,658       (1,230)         428
                                                           -----      -------        -------    -------      -------      -------
INTEREST EXPENSE
Savings deposits                                            (151)         493            342       (574)         275         (299)
Time deposits                                                166          867          1,033        521          724        1,245
Short-term borrowings                                          2           22             24         82           89          171
Long-term debt                                               (51)           6            (45)       (20)          17           (3)
Mandatorily redeemable preferred capital securities of
   subsidiary trust                                          (79)          --            (79)        --           --           --
                                                           -----      -------        -------    -------      -------      -------
Total interest expense                                      (113)       1,388          1,275          9        1,105        1,114
                                                           -----      -------        -------    -------      -------      -------
Net interest income                                        $ 868      $  (219)       $   649    $ 1,667      $  (125)     $ 1,542
                                                           =====      =======        =======    =======      =======      =======

LOANS

Loans rose 10.1% to $109.2 million December 31, 2002 from $99.2 million a year earlier. The commercial loan portfolio declined due to several credits that were refinanced with competitors as well as the nonrenewal of certain major borrowing credit lines due to a decline in creditworthiness.

The real estate portfolio rose due to management's decision to seek greater collateral protection, along with the decision to retain its mortgage loan originations in the portfolio.

There were no loans held for sale at December 31, 2002 or 2001. Loans sold totalled $723,000 in 2002 compared to $238,000 in 2001.

At December 31, 2002, loans to churches totalled $14.9 million, representing 13.6% of total loans outstanding, all of which are secured by real estate. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk.

The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate.

MATURITIES AND INTEREST SENSITIVITIES OF LOANS

Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2002 is presented below.

                                            Due from
                                            One Year
                            Due in One       Through     Due After
In thousands               Year or Less    Five Years   Five Years        Total
------------               ------------    ----------   ----------      --------
Commercial                    $ 8,299       $ 1,277       $ 5,717       $ 15,293
Real estate:
  Construction                  3,686         1,500            --          5,186
  Mortgage                     15,460        38,775        32,986         87,221
Installment                       605           701           189          1,495
                              -------       -------       -------       --------
Total                         $28,050       $42,253       $38,892       $109,195
                              =======       =======       =======       ========
Loans at fixed
  interest rates              $ 8,401       $12,006       $38,203       $ 58,610
Loans at variable
  interest rates               19,649        30,247           689         50,585
                              -------       -------       -------       --------
Total                         $28,050       $42,253       $38,892       $109,195
                              =======       =======       =======       ========

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands                  2002           2001          2000          1999          1998
------------                --------       -------       -------       -------       -------
Commercial                  $ 15,301       $17,448       $17,353       $17,687       $18,785
Real estate                   92,528        80,466        72,482        64,113        52,353
Installment                    1,495         1,385           947           823           568
                            --------       -------       -------       -------       -------
Total loans                  109,324        99,299        90,782        82,623        71,706
Less: Unearned income            129           109           129           177           266
                            --------       -------       -------       -------       -------
Loans                       $109,195       $99,190       $90,653       $82,446       $71,440
                            ========       =======       =======       =======       =======

SUMMARY OF LOAN LOSS EXPERIENCE

Changes in the reserve for loan losses are summarized below.

Dollars in thousands                       2002         2001          2000            1999            1998
====================                      ======       ======       =======         =======         =======
Balance, January 1                        $1,700       $1,200       $ 1,975         $ 1,415         $   825
                                          ------       ------       -------         -------         -------
Charge-offs:
  Commercial loans                             6          121         1,538             411             480
  Real estate loans                           34           --           184              68              83
  Installment loans                           19           34            15              24              16
                                          ------       ------       -------         -------         -------
Total                                         59          155         1,737             503             579
                                          ------       ------       -------         -------         -------
Recoveries:
  Commercial loans                            93          265            58             137              40
  Real estate loans                           --           --            21               4             111
  Installment loans                           10           34            11              16               2
                                          ------       ------       -------         -------         -------
Total                                        103          299            90             157             153
                                          ------       ------       -------         -------         -------
Net recoveries (charge-offs)                  44          144        (1,647)           (346)           (426)
Provision for  loan
  losses charged to operations               356          356           872             906           1,016
                                          ------       ------       -------         -------         -------
Balance, December 31                      $2,100       $1,700       $ 1,200         $ 1,975         $ 1,415
                                          ======       ======       =======         =======         =======
Net charge-offs as a
  percentage of average loans                - %           -%          1.94%            .47%            .72%
Reserve for loan losses as a
  percentage of loans                       1.92         1.71          1.32            2.40            1.98
Reserve for loan losses as a
  percentage of nonperforming loans       201.92       137.65        171.18           71.40           78.51
                                          ======       ======       =======         =======         =======


The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

A standardized method is used to assess the adequacy of the allowance and to identify the risks inherent in the loan portfolio. This process includes the ongoing assessment of individual borrowers' financial condition and payment records and gives consideration to areas of exposure such as conditions within the borrowers' industry, the value of underlying collateral, and the composition of the performing and non-performing loan portfolios.

Specific allocations are identified by loan category and allocated according to prior charge-off history as well as future performance projections. All loans are graded and incorporated in the process of assessing the adequacy of the reserve. The allowance is maintained at a level considered sufficient to absorb estimated losses in the loan portfolio, and allowances not allocated to specific loan categories are considered unallocated and evaluated based on management's assessment of the portfolio's risk profile as well as current business and economic conditions in the Bank's market area.

The allowance represented 1.92% of total loans at December 31, 2002 compared to 1.71% a year earlier. The increase in the allowance occurred due to deterioration in current business and economic conditions in the Bank's market area.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31.

                                      2002                     2001                       2000
                            ======================     =====================      =====================
                                        Percentage                Percentage                 Percentage
                                         of Loan                    of Loan                    of Loan
                                         Category                  Category                   Category
                                         to Gross                  to Gross                   to Gross
Dollars in thousands        Amount        Loans        Amount        Loans        Amount        Loans
====================        ======      ==========     ======     =========      =======    ==========
Commercial                  $  422        14.06%       $  482        17.57%       $  405        19.12%
Real estate                    622        84.67           555        81.03           444        79.84
Installment                     43         1.27            39         1.40            30         1.04
Unallocated                  1,013           --           624           --           321           --
                            ------       ------        ------       ------        ------       ------
Total                       $2,100       100.00%       $1,700       100.00%       $1,200       100.00%
                            ======       ======        ======       ======        ======       ======

                                          1999                       1998
                                 ======================      =====================
                                             Percentage                 Percentage
                                              of Loan                    of Loan
                                              Category                   Category
                                              to Gross                   to Gross
Dollars in thousands             Amount        Loans         Amount        Loans
====================             ======      ==========      ======     ==========
Commercial                        $1,492        21.41%       $  990        26.20%
Real estate                          386        77.60           408        73.01
Installment                           17          .99            15          .79
Unallocated                           80           --             2           --
                                  ------       ------        ------       ------
Total                             $1,975       100.00%       $1,415       100.00%
                                  ======       ======        ======       ======

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

NONPERFORMING ASSETS

Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands                     2002         2001         2000         1999         1998
============                    ======       ======       ======       ======       ======
Nonperforming loans
  Commercial                    $  296       $  199       $  165       $2,093       $1,148
  Real estate                      697          985          499          668          647
  Installment                       47           52           37            5            1
                                ------       ------       ------       ------       ------
Total nonperforming loans        1,040        1,236          701        2,766        1,796
Other real estate owned            352          326          621          698          590
                                ------       ------       ------       ------       ------
Total                           $1,392       $1,562       $1,322       $3,464       $2,386
                                ======       ======       ======       ======       ======

Nonperforming assets declined $170,000 to $1,392,000 at December 31, 2002, from $1,562,000 a year earlier. The decrease reflects a reduction in nonperforming real estate loans, primarily commercial. OREO is carried net of a $63,000 reserve at December 31, 2002 and $13,000 at December 31, 2001.

DEPOSITS

Total deposits declined to $181.9 million at December 31, 2002 from $194.1 million a year earlier, while average deposits increased 5.1%, to $183.3 million in 2002 from $174.3 million in 2001. A branch acquired in 2001 contributed $7.9 million to the increase in average deposits.

Demand account balances rose to $37.8 million at December 31, 2002 compared to $30 million a year earlier while average demand deposits were also up in 2002, rising 14.7% to $33.8 million from $29.5 million in 2001. Higher commercial balances contributed to these increases.

Savings deposits declined to $90.3 million at December 31, 2002 from $109 million a year earlier due primarily to a large commercial account balance at December 31, 2001 that declined significantly at the end of 2002. Average savings accounts rose 9.5% in 2002 due to higher municipal account balances.

Time deposits declined slightly to $53.7 million at December 31, 2002 from $55.1 million at the end of 2001, while average time deposits were $57.5 million in 2002, 5.6% less than in 2001. The decreases in time deposits occurred due to planned reductions in municipal time deposit balances.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2002 and 2001.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Certain corporations and governmental agencies maintain noninterest-bearing savings accounts with the Bank as compensation for services performed. At December 31, 2002, such balances totalled $694,000.

SHORT-TERM BORROWINGS

There were no short-term borrowings at December 31, 2002 or 2001 while average short-term borrowings declined to $1 million in 2002 from $1.1 in 2001 due to a lower U.S. Treasury tax and loan note option account balance. These balances are subject to daily redemption and can fluctuate significantly.

LONG-TERM DEBT

Long-term debt was relatively unchanged at December 31. 2002 from a year earlier, while the related average balance was $13.3 million in 2002 compared to $12.4 million in 2001. The increase was due to the issuance by CNBC in December, 2001 of a 7% $1 million note.

RESULTS OF OPERATIONS - 2002 COMPARED WITH 2001

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

The Federal Reserve Bank cut the target Federal funds rate once during 2002 as the rate declined from 1.75% to 1.25%. After falling from 6.50% in December 2000 to 1.75% a year later, the low interest rate environment continued to have a major impact on the Bank, reducing income on interest earning assets and reducing expense on interest-bearing liabilities. A strategic decision to shorten the average lives of investment portfolio purchases as protection in a rising rate environment, along with increased early redemptions of agency callable securities has contributed to an asset-sensitive interest rate sensitivity profile. Because rates continued to decrease during 2002, earning assets have repriced faster than interest bearing liabilities.

Additionally, rates paid on transaction accounts declined below one percent, approaching a competitive floor. These factors have contributed to a compression in the interest rate margin.

Because of the continued emphasis on reducing high cost time deposits, the negative impact of the aforementioned factors on the interest rate margin was mitigated, and rose five basis points in 2002, from 4.22% to 4.27%. CNB's prime lending rate began the year at 4.75% and ended at 4.25%. The three-month U.S. Treasury bill rate started 2002 at 1.72%, declining to 1.19% at the end of the year.

On a fully taxable equivalent ("FTE") basis, net interest income rose 8.3% to $8.5 million in 2002 from $7.8million in 2001, while the related net interest margin rose five basis points, from 4.22% to 4.27%. Higher levels of interest income along with decreased interest expense, contributed to this improvement.

Interest income on a FTE basis decreased $626,000, or 4.8% in 2002. Lower interest on interest earning assets was the primary reason for this decrease. Because of the decline in rates, the yield on interest earning assets fell 79 basis points, from 7.07% to 6.28%. Interest earning assets averaged $13.3 million, or 7.2% higher in 2002, with the loan portfolio providing $12.9 million of that increase.

Interest income from Federal funds sold decreased by 60.9%, reflecting reinvestment into higher earning assets. The related yield decreased from 3.91% to 1.63%.

Interest income from interest-bearing deposits with banks rose from $185,000 in 2001 to $510,000 in 2002 due to the Bank's participation in the CDFI deposit program discussed earlier. The related yield increased from 7.56% to 14.33%.

Interest income on taxable investment securities declined $70,000 in 2002 due to the lower interest rate environment. The taxable investment portfolio averaged $68.7 million in 2002 compared to $59.8 million in 2001 with most of the increase occurring in shorter-term floating-rate agency securities. Tax-exempt income was up 11.1% due mostly to higher volume as the tax-exempt portfolio average increased from $7.7 million in 2001 to $9.1 million in 2002.

Interest income on loans declined $493,000, or 6.3% due to the lower interest rate environment. The commercial loan portfolio decreased, averaging $16 million in 2002 compared to $17.9 million in 2001, while the related yield declined 75 basis points, from 6.96% to 6.21% due to reductions in the prime lending rate during the year. The real estate portfolio, comprised mainly of commercial real estate loans, increased $4.9 million, or 6.4% in 2002, while the related yield decreased to 7.64% in 2002 from 8.45% in 2001. Finally, installment loans averaged 9.1% less in 2002 than in 2001, due primarily to no-rate financing offered by car dealers.

Interest expense totalled $3.9 million in 2002, a decrease of 25.7% from 2001. This decline resulted primarily from a decrease in time deposits. The average rate paid on interest bearing liabilities declined by 91 basis points, from 3.33% to 2.42%.

The largest growth in interest bearing liabilities occurred in savings accounts, which averaged 9.6% higher in 2002 than during the previous year due to the branch acquisition along with higher municipal money market account balances. Interest expense on savings deposits was 21.7% lower in 2002 due to the low interest rate environment. The average rate paid decreased from 1.88% to 1.34%.

Interest expense on time deposits decreased $1 million due to the continued planned reduction in municipal time deposits balances, which are costly funding sources. The average rate paid was 151 basis points lower in 2002, averaging 3.35% compared to 4.86% in 2001. Additionally, early withdrawal penalties reduced the average rate paid by twelve basis points in 2001 while such penalties were nominal in 2002. Average volume was down 5.6%, due to the aforementioned reduction.

Interest expense on short-term borrowings declined primarily to a decrease in the average rate paid by 204 basis points, from 3.51% in 2001 to 1.47%, because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt rose 17.9% due to the issuance of $3 million of preferred capital securities ("TRUPS") in July, 2002. As a result, the average rate paid on long-term debt and the TRUPs declined only five basis points in 2002, to 5.56% from 5.61%.

Service charges on deposit accounts rose 22% due to the aforementioned new branches, as well as increases in customer fee schedules.

Other operating income increased $104,000, or 6.3% to $1,755,000 in 2002 from $1,651,000 in 2001. The primary reasons for the increase were an increase in loan syndication fees from $192,000 to $305,000 and an increase in income from an unconsolidated leasing subsidiary from $86,000 in 2001 to $275,000 in 2002. Offsetting these increases was a reduction in CDFI award income from $774,000 to $342,000.

Net losses incurred on securities transactions totalled $42,000 in 2002 compared to an $11,000 gain in 2001. The losses occurred primarily in CNBC's equity securities portfolio and resulted in a change in portfolio managers during 2002.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $8.1 million in 2002, a 2.3% increase compared to $7.8 million in 2001. Expenses attributable to the new branches were the major contributor to the higher expense levels. Additionally, data processing charges increased 20.4% due to greater volume and higher servicer fees.

Salary expense rose 13.8% due to normal recurring merit increases, the branch openings and additional staff. Employee benefits rose 21.7% due primarily to the higher cost of providing employee health insurance, along with an increase in supplemental employee retirement plan expense.

Occupancy and equipment expense declined 6.3% due primarily to a reduction in nonrecurring renovation and maintenance costs incurred on a new branch during 2001, along with a decrease in depreciation expense as fixed assets became fully depreciated.

Other expenses declined $258,000, or 9% in 2002 due primarily to lower legal and professional fees along with a decrease in expenses incurred on foreclosed properties.

Income tax expense as a percentage of pre-tax income was 34.8% in 2002 compared to 35.5% in 2001, due to higher levels of tax-exempt income.

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

The major contribution during 2002 from operating activities to the Corporation's liquidity came from net income, while an increase in other assets, which includes the investment in unconsolidated subsidiaries and cash surrender value of bank-owned life insurance.

Net cash used in investing activities was primarily used for purchases of investment securities available for sale, which totalled $44.2 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity, amounting to $36.6 million.

The primary source of funds from financing activities resulted from the $3 million TRUPS issuance, while the primary use resulted from a decrease in deposits.

EFFECTS OF INFLATION

Inflation, as measured by the CPI, rose 2.4% in 2002 compared to 1.6% in 2001 and 3.4% in 2000. The asset and liability structure of the Corporation and subsidiary bank differ from that of an industrial company since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in earning assets, regardless of the effects of inflation, will increase net income if the Corporation is able to maintain a consistent interest spread between earning assets and supporting liabilities. In an inflationary period, the purchasing power of these net monetary assets necessarily decreases. However, changes in interest rates may have a more significant impact on the Corporation's performance than inflation. While interest rates are affected by inflation, they do not necessarily move in the same direction, or in the same magnitude as the prices of other goods and services.

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

INTEREST RATE SENSITIVITY

It is the responsibility of the Asset/Liability Management Committee ("ALCO") to monitor and oversee the activities of interest rate sensitivity management and the protection of net interest income from fluctuations in interest rates.

INTEREST SENSITIVITY GAP ANALYSIS

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

                                                                               December 31, 2002
                                          =========================================================================================
                                                                                                          Non-Interest
                                                                                                         Sensitive and
                                                                                             Total        Maturing In
                                          90 Days         91 to 180       181 to 365         Within        More Than
In thousands                              Or Less            Days            Days           One Year        One Year         Total
============                             =========        =========       ==========       =========     =============     ========
Interest earning assets:
Federal funds sold and securities
  purchased under agreements
  to resell                              $   6,200        $     --        $      --        $   6,200        $     --       $  6,200
Interest-bearing deposits with
  banks                                         --              --               --               --           3,528          3,528
Investment securities:
  Available for sale                         2,552           2,134            3,557            8,243          42,139         50,382
  Held to maturity                              48              --               --               48          29,511         29,559
Loans                                       21,676           2,428            3,946           28,050          81,145        109,195
                                         ---------        --------        ---------        ---------        --------       --------
                                            30,476           4,562            7,503           42,541         156,323        198,864
                                         ---------        --------        ---------        ---------        --------       --------
Interest bearing liabilities:
Deposits:
  Savings                                   90,394              --               --           90,394              --         90,394
  Time                                      12,321          12,941            9,051           34,313          19,379         53,692
Long-term debt                                  --             150            2,504            2,654          10,525         13,179
Mandatorily convertible preferred
  capital securities of subsidiary
  trust                                         --              --               --               --           3,000          3,000
Non-interest bearing liabilities                --              --               --               --          38,599         38,599
                                         ---------        --------        ---------        ---------        --------       --------
                                           102,715          13,091           11,555          127,361          71,503        198,864
                                         ---------        --------        ---------        ---------        --------       --------
Asset (liability) sensitivity gap:
Period gap                               $ (72,239)       $ (8,529)       $  (4,052)       $ (84,820)       $ 84,820       $     --
Cumulative gap                             (72,239)        (80,768)         (84,820)              --              --             --
                                         =========       =========        =========        =========        ========       =========

During 2002, the Bank changed the interest rates paid on its passbook and statement savings accounts more frequently than in past years due to the low interest rate environment, and intends to change rates more frequently in the future as well. Accordingly, such accounts, which were previously classified as noninterest sensitive, are now considered rate-sensitive.

The Corporation was highly liability-sensitive at the 90-day interval with a $72.2 million negative gap due to the Bank's Money Market and Super NOW account deposit relationships. Much of these deposits comprise municipal account relationships and require collateralization with eligible investment securities, many of which are not rate sensitive, creating a rate sensitivity gap mismatch.

Because individual interest earnings assets and interest bearing liabilities respond differently to changes in prime, more refined results are obtained when the simulation model is used. These results indicate a reduction in net interest income when rates decrease and increase in net interest income when rates rise.

CAPITAL

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

                                            Consolidated                         Bank Only
                                    ---------------------------         ---------------------------
                                             December 31,                      December 31,
Dollars in thousands                   2002              2001              2002              2001
--------------------                ---------         ---------         ---------         ---------
Total stockholders' equity          $  13,251         $  11,434         $  17,722         $  13,618
Net unrealized (gain) loss
  on investment securities
    available for sale                   (320)              136              (339)              121
Net unrealized loss on
  equity securities available
    for sale                              (27)               --                (2)               --
Disallowed intangibles                   (850)             (970)             (850)             (970)
Qualifiying trust preferred
     securities                         3,000                --                --                --
                                    ---------         ---------         ---------         ---------
Tier 1 capital                         15,054            10,600            16,531            12,769
                                    ---------         ---------         ---------         ---------
Qualifying long-term debt               1,094             2,154               154               227
Reserve for loan
    losses                              1,582             1,514             1,575             1,504
                                    ---------         ---------         ---------         ---------
Tier 2 capital                          2,676             3,668             1,729             1,731
                                    ---------         ---------         ---------         ---------
Total capital                       $  17,730         $  14,268         $  18,260         $  14,500
                                    =========         =========         =========         =========
Risk-adjusted assets                $ 126,044         $ 121,308         $ 125,488         $ 120,529
Total assets                          215,106           222,298           214,304           221,309
                                    ---------         ---------         ---------         ---------
Risk-based capital ratios:
  Tier 1 capital to risk-
    adjusted assets                     11.94%             8.74%            13.17%            10.59%
  Regulatory minimum                     4.00              4.00              4.00              4.00
  Total capital to risk-
    adjusted assets                     14.07             11.76             14.55             12.03
  Regulatory minimum                     8.00              8.00              8.00              8.00
Leverage ratio                           7.00              5.16              7.73              6.26
Total stockholders' equity
   to  total assets                      6.16              5.14              8.27              6.15
                                    =========         =========         =========         =========

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

RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000

Net income rose to $1,306,000 in 2001 compared to $1,080,000 in 2000 due primarily to an increase in net interest income. Related earnings per common share on a diluted basis increased to $9.33 from $7.52.

Total assets rose to $222.3 million at the end of 2001 from $200.4 million a year earlier due to the acquisition of a branch in Brooklyn, New York. The deposits acquired were used to replace more costly short-term municipal certificates of deposit, ultimately reducing deposit costs.

On a fully taxable equivalent ("FTE") basis, net interest income rose 24.6%, to $7.8 million in 2001 from $6.3 million in 2000, while the related net interest margin rose 40 basis points, from 3.83% to 4.23%. Higher levels of interest income along with decreased interest expense contributed to this improvement.

Interest income on a FTE basis rose $429,000 or 3.4% in 2001. A higher volume of interest earning assets along with a shift in asset allocation to higher earning assets contributed to this increase. Because of this decline in rates, however, the yield on interest earning assets fell 65 basis points from 7.72% to 7.07%. Interest earning assets averaged $21.3 million, or 13% higher in 2001, with the loan portfolio providing $11.5 million of that increase.

Interest income from short-term earning assets increased by 35.5%, reflecting an increase in Federal funds sold, which rose due to the additional liquidity obtained from acquiring the branch.

Interest income on taxable investment securities declined $280,000, or 7% in 2001 due primarily to the lower interest rate environment. Tax-exempt income was up 9.4% due mostly to higher volume as the tax-exempt portfolio average increased from $7 million in 2000 to $7.7 million in 2001.

Interest income on loans rose $412,000, or 5.5% due to higher volume in all categories. The commercial loan portfolio rose 15.3%, averaging $17.9 million in 2002 compared to $15.5 million in 2001, while the related yield declined 346 basis points, from 10.42% to 6.96% due to reductions in the prime lending rate during the year. The real estate portfolio, comprised mainly of commercial real estate loans, increased $5.4 million, or 12.3% in 2001. Finally, installment loans, although comprising the smallest segment of the loan portfolio, averaged 93.1% more in 2001 than in 2000, contributing a small but growing percentage of loan portfolio income. This latter increase resulted from the effects of the Bank's efforts in expanding its credit card portfolio, which is being done on a selective basis.

Interest expense totalled $5.3 million in 2001, a decrease of 17.4% from 2000. This decline resulted primarily from a decrease in time deposits. The average rate paid on interest bearing liabilities declined by 121 basis points, from 4.54% to 3.33%.

The largest growth in interest bearing liabilities occurred in savings accounts, which averaged $30.6 million higher in 2001 than during the previous year due to the branch acquisitions. Interest expense on savings deposits was 23.4% higher in 2001 for the same reason. The average rate paid decreased from 2.39% to 1.88%.

Interest expense on time deposits decreased $1.2 million due to the planned reduction in municipal time deposits balances, which are costly funding source. The average rate paid was 101 basis points lower in 2001, averaging 4.86% compared to 5.87% in 2000. Additionally, early withdrawal penalties reduced the average rate paid by twelve basis points in 2001 compared to four basis points in 2000. Average volume was down 15%, due to the aforementioned reduction.

Interest expense on short-term borrowings was down $171,000 due to both volume and rate decreases. The average rate paid decline 252 basis points, from 6.03% in 2000 3.51%, because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt remained relatively unchanged, while the average balance was 2.9% higher. The average interest rate paid decreased 15 basis points to 5.61%, from 5.76%.

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

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $7.8 million in 2001, a 25.5% increase compared to $6.2 million in 2000. Expenses attributable to the acquired branches were a major contributor, along with a one-time $120,000 contribution to an unaffiliated community development corporation. Additionally, legal fees were 40% higher due to ongoing litigation and data processing costs increased 22% due to greater volume and higher servicer fees.

Salary expense rose 20% due to normal recurring merit increases, the branch acquisitions and a higher incentive bonus in 2001. Employee benefits rose 18.7% due primarily to the higher cost of providing employee health insurance.

Occupancy and equipment expense rose 29.6% due to the expenses of operating the aforementioned new branches.

Other expenses rose $798,000, or 38.3% in 2001 due primarily to the aforementioned increased in legal and contribution expense along with costs associated with operating the new branches.

Income tax expense as a percentage of pre-tax income was 35.5% in 2001 compared to 29.5% in 2000.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The calculation of the allowance for loan losses is a critical accounting policy of the Corporation. Provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

                                                                                                         December 31,
                                                                                                  ==========================

Dollars in thousands, except per share data                                                         2002             2001
===========================================                                                       =========        =========
ASSETS

Cash and due from banks (Note 2)                                                                  $   5,996        $   5,573
Federal funds sold (Note 3)                                                                           6,200           33,500
Interest-bearing deposits with banks                                                                  3,528            3,630
Investment securities available for sale (Note 4)                                                    50,382           42,110
Investment securities held to maturity (Market value of $30,691
       at December 31, 2002 and $29,177 at December 31, 2001) (Note 5)                               29,559           29,181
Loans (Note 6)                                                                                      109,195           99,190
Less: Allowance for loan losses (Note 7)                                                              2,100            1,700
                                                                                                  ---------        ---------
Net loans                                                                                           107,095           97,490
                                                                                                  ---------        ---------

Premises and equipment (Note 8)                                                                       4,167            4,176
Accrued interest receivable                                                                           1,256            1,289
Other real estate owned                                                                                 352              326
Other assets  (Notes 14 and 15)                                                                       6,571            5,023
                                                                                                  ---------        ---------

TOTAL ASSETS                                                                                      $ 215,106        $ 222,298
                                                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits: (Notes 3, 4, 5, and 9)
       Demand                                                                                     $  37,808        $  30,056
       Savings                                                                                       90,394          109,022
       Time                                                                                          53,692           55,051
                                                                                                  ---------        ---------
Total deposits                                                                                      181,894          194,129
Accrued expenses and other liabilities                                                                3,782            3,531
Long-term debt (Note 11)                                                                             13,179           13,204
                                                                                                  ---------        ---------

Total liabilities                                                                                   198,855          210,864

Mandatorily redeemable preferred capital securities of subsidiary trust                               3,000               --

Commitments and contingencies (Note 21)

Stockholders' equity (Notes 15, 16 and 24):
        Preferred stock, no par value: Authorized 100,000 shares (Note 15);
               Series A , issued and outstanding 8 shares in 2002 and 2001                              200              200
               Series C , issued and outstanding 108 shares in 2002 and 2001                             27               27
               Series D , issued and outstanding 3,280 shares in 2002 and 2001                          820              820
        Common stock, par value $10: Authorized 400,000 shares;
              125,980 shares issued in 2002 and 125,980 shares issued in 2001,
              124,611 shares outstanding in 2002 and 125,125 shares outstanding in 2001               1,260            1,260
       Surplus                                                                                          999              999
       Retained earnings                                                                              9,660            8,288
       Accumulated other comprehensive gain (loss)                                                      320             (136)
       Treasury stock, at cost - 1,369 shares and 855 shares in 2002 and 2001, respectively             (35)             (24)
                                                                                                  ---------        ---------

Total stockholders' equity                                                                           13,251           11,434
                                                                                                  ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 215,106        $ 222,298
                                                                                                  =========        =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                                     Year Ended December 31,
                                                                           =========================================

Dollars in thousands, except per share data                                   2002            2001            2000
===========================================                                =========        ========       =========
INTEREST INCOME
Interest and fees on loans                                                 $   7,348        $  7,859       $   7,447
Interest on Federal funds sold and securities
        purchased under agreements to resell                                     292             746             646
Interest on deposits with banks                                                  510             185              41
Interest and dividends on investment securities:
        Taxable                                                                3,636           3,705           3,985
        Tax-exempt                                                               435             392             358
                                                                           ---------        --------       ---------
Total interest income                                                         12,221          12,887          12,477
                                                                           ---------        --------       ---------

INTEREST EXPENSE
Interest on deposits (Note 9)                                                  3,160           4,535           5,480
Interest on short-term borrowings                                                 16              39             210
Interest on long-term debt                                                       818             694             691
                                                                           ---------        --------       ---------
Total interest expense                                                         3,994           5,268           6,381
                                                                           ---------        --------       ---------

Net interest income                                                            8,227           7,619           6,096
Provision for loan losses (Note 7)                                               356             356             872
                                                                           ---------        --------       ---------
Net interest income after provision
         for loan losses                                                       7,871           7,263           5,224
                                                                           ---------        --------       ---------

OTHER OPERATING INCOME
Service charges on deposit accounts                                            1,143             937             701
Other income (Note 13)                                                         1,755           1,651           1,847
Net (losses) gains on sales of investment securities (Notes 4 and 5)             (42)              1              (1)
                                                                           ---------        --------       ---------
Total other operating income                                                   2,856           2,589           2,547
                                                                           ---------        --------       ---------

OTHER OPERATING EXPENSES
Salaries and other employee benefits (Note 15)                                 4,421           3,831           3,199
Occupancy expense (Note 8)                                                       603             635             490
Equipment expense (Note 8)                                                       444             482             469
Other expenses (Note 10)                                                       2,621           2,879           2,081
                                                                           ---------        --------       ---------
Total other operating expenses                                                 8,089           7,827           6,239
                                                                           ---------        --------       ---------

Income before income tax expense                                               2,638           2,025           1,532
Income tax expense (Note 14)                                                     918             719             452
                                                                           ---------        --------       ---------

NET INCOME                                                                 $   1,720        $  1,306       $   1,080
                                                                           =========        ========       =========

NET INCOME PER COMMON SHARE  (NOTE 18)
Basic                                                                      $   13.35        $  10.05       $    8.21
Diluted                                                                        12.54            9.33            7.52
                                                                           =========        ========       =========

Basic average common shares outstanding                                      123,852         123,241         120,926
Diluted average common shares outstanding                                    132,402         133,766         133,426
                                                                           =========        ========       =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY



                                                           Common                      Preferred       Retained
Dollars in thousands                                       Stock         Surplus         Stock         Earnings
====================                                       =====         =======       =========       ========
BALANCE, DECEMBER 31, 1999                               $   1,201      $     950      $   1,047      $    6,524
Comprehensive income:
Net income                                                      --             --             --           1,080
   Unrealized holding gains on securities
       arising during the period (net of tax of $281)           --             --             --              --

  Total comprehensive income
Proceeds from issuance of common stock                          19             18             --              --
Purchase of treasury stock                                      --             --             --              --
Dividends paid on common stock                                  --             --             --            (225)
Dividends paid on preferred stock                               --             --             --             (87)
                                                         ---------      ---------      ---------      ----------
BALANCE, DECEMBER 31, 2000                                   1,220            968          1,047           7,292
Comprehensive income:
Net income                                                      --             --             --           1,306
Cumulative effect of change in accounting
    principle (net of tax  of $ 7)                              --             --             --              --
   Unrealized holding gains on securities
       arising during the period (net of tax of $46)            --             --             --              --

  Total comprehensive income
Proceeds from issuance of common stock                          40             31             --              --
Purchase of treasury stock                                      --             --             --              --
Dividends paid on common stock                                  --             --             --            (243)
Dividends paid on preferred stock                               --             --             --             (67)
                                                         ---------      ---------      ---------      ----------

BALANCE, DECEMBER 31, 2001                                   1,260            999          1,047           8,288
Comprehensive income:
Net income                                                      --             --             --           1,720
   Unrealized holding gains on securities
       arising during the period (net of tax of $179)           --             --             --              --

  Total comprehensive income
Proceeds from issuance of common stock                          --             --             --              --
Purchase of treasury stock                                      --             --             --              --
Dividends paid on common stock                                  --             --             --            (281)
Dividends paid on preferred stock                               --             --             --             (67)
                                                         ---------      ---------      ---------      ----------
BALANCE, DECEMBER 31, 2002                               $   1,260      $     999      $   1,047      $    9,660
                                                         =========      =========      =========      ==========

                                                                Accumulated
                                                                   Other
                                                               Comprehensive            Treasury
Dollars in thousands                                           (Loss) Income              Stock         Total
====================                                           =============           ==========    ===========
BALANCE, DECEMBER 31, 1999                                       $      (679)          $     (17)    $     9,026
Comprehensive income:
Net income                                                                --                  --           1,080
   Unrealized holding gains on securities
       arising during the period (net of tax of $281)                    406                  --             406
                                                                                                     -----------
  Total comprehensive income                                                                               1,486
Proceeds from issuance of common stock                                    --                  --              37
Purchase of treasury stock                                                --                  (2)             (2)
Dividends paid on common stock                                            --                  --            (225)
Dividends paid on preferred stock                                         --                  --             (87)
                                                                 -----------           ---------     -----------
BALANCE, DECEMBER 31, 2000                                              (273)                (19)         10,235
Comprehensive income:
Net income                                                                --                  --           1,306
Cumulative effect of change in accounting
    principle (net of tax  of $ 7)                                        20                  --              20
   Unrealized holding gains on securities
       arising during the period (net of tax of $46)                     117                  --             117
                                                                                                     -----------
  Total comprehensive income                                                                               1,443
Proceeds from issuance of common stock                                    --                  --              71
Purchase of treasury stock                                                --                  (5)             (5)
Dividends paid on common stock                                            --                  --            (243)
Dividends paid on preferred stock                                         --                  --             (67)
                                                                 -----------           ---------     -----------

BALANCE, DECEMBER 31, 2001                                              (136)                (24)         11,434
Comprehensive income:
Net income                                                                --                  --           1,720
   Unrealized holding gains on securities
       arising during the period (net of tax of $179)                    456                  --             456
                                                                                                     -----------
  Total comprehensive income                                                                               2,176
Proceeds from issuance of common stock                                    --                  --              --
Purchase of treasury stock                                                --                 (11)            (11)
Dividends paid on common stock                                            --                  --            (281)
Dividends paid on preferred stock                                         --                  --             (67)
                                                                 -----------           ---------     -----------
BALANCE, DECEMBER 31, 2002                                       $       320           $     (35)    $    13,251
                                                                 ===========           =========     ===========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                       ==================================
IN THOUSANDS                                                                             2002         2001         2000
------------                                                                           ========     ========     ========
OPERATING ACTIVITIES
Net income                                                                             $  1,720     $  1,306     $  1,080
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                           401          433          460
    Provision  for loan losses                                                              356          356          872
    Premium amortization on investment securities                                            63           60            9
    Net losses (gains) on sales and early redemption of investment securities                42           (1)           1
Loans originated for sale                                                                  (724)         (90)        (553)
Proceeds from sales of loans held for sale                                                  724          238          810
Decrease (increase) in accrued interest receivable                                           33          121         (115)
Deferred income tax expense                                                                 183          850          206
Increase in other assets                                                                 (2,010)      (2,295)        (405)
Increase (decrease) in accrued expenses and other liabilities                               251        1,964          (47)
                                                                                       --------     --------     --------
Net cash provided by operating activities                                                 1,039        2,942        2,318
                                                                                       --------     --------     --------

INVESTING ACTIVITIES
Increase in loans                                                                       (10,211)      (8,393)     (10,024)
Decrease (increase) in interest-bearing deposits with banks                                 102       (3,477)       2,133
Proceeds from maturities of investment securities available for sale,
      including principal payments and early redemptions                                 36,595        9,405        8,194
Proceeds from maturities of investment securities held to maturity,
      including principal payments and early redemptions                                 13,694       22,220        4,947
Purchases of investment securities available for sale                                   (44,241)     (17,268)      (5,896)
Purchases of investment securities held to maturity                                     (14,068)     (19,546)      (4,023)
Purchases of premises and equipment                                                        (392)      (1,138)        (222)
Decrease in other real estate owned, net                                                    224          295          247
                                                                                       --------     --------     --------
Net cash used in investing activities                                                   (18,297)     (17,902)      (4,644)
                                                                                       --------     --------     --------

FINANCING ACTIVITIES
Purchase of deposits                                                                         --       16,369        8,339
(Decrease) increase in deposits                                                         (12,235)       1,591       27,993
Decrease in short-term borrowings                                                            --          (46)      (5,954)
(Decrease) increase in long-term debt                                                       (25)         779       (3,800)
Proceeds from issuance of common stock                                                       --           71           37
Issuance of mandatorily redeemable preferred capital securities of subsidiary trust       3,000           --           --
Purchases of treasury stock                                                                 (11)          (5)          (2)
Dividends paid on preferred stock                                                           (67)         (67)         (87)
Dividends paid on common stock                                                             (281)        (243)        (225)
                                                                                       --------     --------     --------
Net cash (used in) provided by financing activities                                      (9,619)      18,449       26,301
                                                                                       --------     --------     --------

Net (decrease) increase in cash and cash equivalents                                    (26,877)       3,489       23,975

Cash and cash equivalents at beginning of year                                           39,073       35,584       11,609
                                                                                       --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $ 12,196     $ 39,073     $ 35,584
                                                                                       ========     ========     ========

CASH PAID DURING THE YEAR:
Interest                                                                               $  4,281     $  5,115     $  6,440
Income taxes                                                                              2,072          735          323

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans                                                 250           --          170
Conversion of common stock into long-term debt                                               --           71           --
Transfer from investment securities held to maturity to investment securities
     available for sale, at amortized cost                                                   --          246           --

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

ALLOWANCE FOR LOAN LOSSES

A substantial portion of the Bank's loans are secured by real estate in New Jersey particularly within the Newark area. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions.

The allowance for loan losses is maintained at a level determined adequate to provide for losses inherent in the portfolio. The allowance is increased by provisions charged to operations and recoveries of loans previously charged off and reduced by loan charge-offs. The allowance is based on management's evaluation of the loan portfolio considering current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit and collateral situations.

Management believes that the allowance for loan losses is adequate. While management uses available information to determine the adequacy of the allowance, future additions may be necessary based on changes in economic conditions or subsequent events unforeseen at the time of evaluation.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based on their judgment of information available to them at the time of their examination.

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

OTHER REAL ESTATE OWNED

Other real estate owned ("OREO") acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell, net of a valuation allowance. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Operating results, including any future writedowns of OREO, rental income and operating expenses, are included in "Other expenses."

An allowance for OREO has been established through charges to "Other expenses" to maintain properties at the lower of cost or fair value less estimated cost to sell.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Corporation adopted the provisions of Statement of 141 immediately. The initial adoption of Statement 141 had no impact on the Corporation's consolidated financial statements. The Corporation adopted Statement 142 effective January 1, 2002. It did not have a significant impact on the Corporation's consolidated financial statements.

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

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 were effective October 1, 2002. This Statement did not have any impact on the consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Corporation believes that the adoption of this standard will have no material impact on its financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order to conform with the 2002 presentation.

NOTE 2 CASH AND DUE FROM BANKS

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $2,130,000 in 2002 and $2,038,000 in 2001.

Note 3 Federal funds sold and securities purchased under agreements to resell Federal funds sold averaged $18 million during 2002 and $19.1 million in 2001, while the maximum balance outstanding at any month-end during 2002, 2001 and 2000 was $37 million, $53.8 million and $26.7 million, respectively. There were no securities purchased under repurchase agreements in either 2002 or 2001. There were no such transactions outstanding at any month-end during 2002, 2001 or 2000.

NOTE 4 INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                                        Gross       Gross
                                       Amortized     Unrealized   Unrealized      Market
2002 In thousands                         Cost          Gains       Losses         Value
=================                      =========     ==========   ==========      ======
U.S. Treasury securities
  and obligations of U.S.
  government agencies                   $15,815         $181         $ 32         $15,964
Obligations of state and
  political subdivisions                  4,379           94           --           4,473
Other securities:
  Mortgage-backed
    securities                           23,298          561           36          23,823
  Other debt securities                   4,669           34          232           4,471
Equity securities:
    Marketable securities                   869           --           44             825
    Federal Reserve Bank
      and Federal Home
      Loan Bank stock                       826           --           --             826
                                        -------         ----         ----         -------
Total                                   $49,856         $870         $344         $50,382
                                        =======         ====         ====         =======


                                                        Gross       Gross
                                       Amortized     Unrealized   Unrealized      Market
2001 In thousands                         Cost          Gains       Losses         Value
=================                      =========     ==========   ===========     ======
U.S. Treasury securities
  and obligations of U.S.
  government agencies                   $ 9,590         $183         $138         $ 9,635
Obligations of state and
  political subdivisions                  2,396           39           --           2,435
Other securities:
  Mortgage-backed
    securities                           24,319          184          196          24,307
  Other debt securities                   4,669           25          268           4,426
   Equity securities:
    Marketable securities                   397           --           38             359
    Federal Reserve Bank
      and Federal Home
      Loan Bank stock                       948           --           --             948
                                        -------         ----         ----         -------
Total                                   $42,319         $431         $640         $42,110
                                        =======         ====         ====         =======

The amortized cost and the market values of investments in debt securities available for sale presented below as of December 31, 2002 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                    Amortized    Market
In thousands                                           Cost       Value
============                                        =========    ======
Due within one year:
  U.S. Treasury securities                            $5,955      $6,036
  Obligations of state and political subdivisions      2,288       2,289
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                        3,758       3,807
  Mortgage-backed securities                             732         750
  Other debt securities                                  752         787
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                          591         609
  Mortgage-backed securities                           2,356       2,489
  Obligations of state and political subdivisions      1,272       1,319
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                        5,511       5,512
  Mortgage-backed securities                          20,210      20,584
  Obligations of state and political subdivisions        819         864
  Other debt securities                                3,917       3,685
                                                     -------     -------
Total debt securities                                 48,161      48,731
Equity securities                                      1,695       1,651
                                                     -------     -------
Total                                                $49,856     $50,382
                                                     =======     =======

Sales of investment securities available for sale resulted in gross gains of $5,000, $15,000 and $24,000 and gross losses of $55,000, $18,000 and $10,000 in
2002, 2001 and 2000 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands                              2002         2001        2000
============                             ======       ======      ======
Taxable                                  $2,187       $2,058      $2,257
Tax-exempt                                  124          112         101
                                         ------       ------      ------
Total                                    $2,311       $2,170      $2,358
                                         ======       ======      ======

Investment securities available for sale with a carrying value of $22,358,000 were pledged to secure public funds at December 31, 2002.

NOTE 5 INVESTMENT SECURITIES HELD TO MATURITY

The book and market values as of December 31 of investment securities held to maturity were as follows:

                                                  Gross        Gross
                                       Book     Unrealized   Unrealized    Market
2002 In thousands                     Value       Gains        Losses       Value
=================                    =======    ==========   ==========    =======
U.S. Treasury securities
  and obligations of U.S.
  government agencies                $13,842      $  158        $  --      $14,000
Obligations of state and
  political subdivisions               5,937         346           --        6,283
Other securities:
  Mortgaged-backed
   securities                          7,759         320           --        8,079
  Other debt securities                2,021         308           --        2,329
                                     -------      ------        -----      -------
Total                                $29,559      $1,132        $  --      $30,691
                                     =======      ======        =====      =======

                                                  Gross          Gross
                                       Book    Unrealized      Unrealized     Market
2001 In thousands                     Value       Gains          Losses       Value
=================                    =======   ===========     ==========     ======
U.S. Treasury securities
  and obligations of U.S.
  government agencies                $12,976       $ 10           $262       $12,724
Obligations of state and
  political subdivisions               5,837         99             47         5,889
Other securities:
 Mortgage-backed
  securities                           8,343        103             61         8,385
 Other debt securities                 2,025        154             --         2,179
                                      =======      ======        =====      =======

Total                                $29,181       $366           $370       $29,177
                                     =======      ======          ====       =======


The book value and the market value of investment securities held to maturity presented below as of December 31, 2002 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                            Book          Market
In thousands                                                Value         Value
=============                                              =======       =======
Due within one year:
  Mortgage-backed securities                               $    48       $    48
Due after one year but within five years:
  Mortgage-backed securities                                   133           135
Due after five years but within ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                                 42            45
  Obligations of state and political subdivisions            2,467         2,612
  Other debt securities                                      2,021         2,329
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                             13,800        13,955
  Obligations of state and political subdivisions            3,470         3,671
  Mortgage-backed securities                                 7,578         7,896
                                                           -------       -------
Total                                                      $29,559       $30,691
                                                           =======       =======

During 2002, $5.5 million of Agency callable securities were redeemed by the issuers prior to maturity, resulting in gross gains of $8,000.

Interest and dividends on investment securities held to maturity was as follows:

In thousands                                         2002      2001        2000
=============                                      =======     ====        =====
Taxable                                            $1,449     $1,647      $1,728
Tax-exempt                                            311        280         257
                                                   ------     ------      ------
Total                                              $1,760     $1,927      $1,985
                                                   ======     ======      ======

Investment securities held to maturity with a carrying value of $11,349,000 were pledged to secure public funds at December 31, 2002.

NOTE 6 LOANS

Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands                                             2002             2001
=============                                            ====             ====
Commercial                                             $ 15,510         $17,448
Real estate                                              92,323          80,466
Installment                                               1,492           1,385
                                                       --------         -------
Total loans                                             109,325          99,299
Unearned income                                            (130)           (109)
                                                       --------         -------
Loans                                                  $109,195         $99,190
                                                       ========         =======

Loans guaranteed by the Small Business Administration totalling $899,000 were pledged as collateral for borrowings under a note issued to the U.S. Treasury Department at December 31, 2002.

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                                                2002           2001
------------                                               ------         ------
Nonaccrual loans                                           $  765         $  983

Loans with interest or principal 90
  days or more past due and still accruing                    275            252
                                                           ------         ------
Total nonperforming loans                                  $1,040         $1,235
                                                           ======         ======

The effect of nonaccrual loans on income before taxes is presented below.

In thousands                                 2002           2001           2000
============                                 ====           ====           ====
Interest income foregone                     $(39)          $(38)          $(18)
Interest income received                       95             62             54
                                             ----           ----           ----
                                             $ 56           $ 24           $ 36
                                             ====           ====           ====

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 2002, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

There were no impaired loans at December 31, 2002, or at December 31, 2001.

NOTE 7 ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

In thousands                                   2002          2001          2000
============                                   ====          ====          ====
Balance, January 1                            $1,700        $1,200        $1,975
Provision for loan
  losses                                         356           356           872
Recoveries of loans previously
  charged off                                    103           299            90
                                              ------        ------        ------
                                               2,159         1,855         2,937
Less: Charge-offs                                 59           155         1,737
                                              ------        ------        ------
Balance, December 31                          $2,100        $1,700        $1,200
                                              ======        ======        ======

NOTE 8   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

In thousands                                            2002              2001
===========                                             ====              ====
Land                                                  $    476          $    476
Premises                                                 1,892             1,892
Furniture and equipment                                  3,011             2,657
Leasehold improvements                                   2,602             2,564
Total cost                                               7,981             7,589
Less: Accumulated depreciation and amortization          3,814             3,413
                                                      --------          --------
Total premises and equipment                          $  4,167          $  4,176
                                                      ========          ========

Depreciation and amortization expense charged to operations amounted to $401,000, $434,000, and $460,000 in 2002, 2001, and 2000, respectively.

NOTE 9 DEPOSITS

Deposits at December 31 are presented below.

In thousands                                            2002              2001
============                                          ========          ========
Noninterest bearing:
  Demand                                              $ 37,808          $ 30,056
  Savings                                                  694               294
                                                      --------          --------
Total noninterest bearing deposits                      38,502            30,350
                                                      --------          --------
Interest bearing:
  Savings                                               89,700           108,728
  Time                                                  53,692            55,051
                                                      --------          --------
Total interest bearing deposits                        143,392           163,779
                                                      --------          --------
Total deposits                                        $181,894          $194,129
                                                      ========          ========

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                            2002              2001
============                                          =======           ======
Three months or less                                  $  5,704          $ 10,925
Over three months but within six months                  6,002             4,004
Over six months but within twelve months                 4,333             2,788
Over twelve months                                       6,524             6,172
                                                      --------          --------
Total deposits                                        $ 22,563          $ 23,889
                                                      ========          ========

Interest expense on certificates of deposits of $100,000 or more was $759,000, $2,468,000 and $2,720,000 in 2002, 2001 and 2000, respectively.

NOTE 10  SHORT-TERM BORROWINGS

Information regarding short-term borrowings at December 31, is presented below.

                                                         Average
                                                         Interest                   Average     Maximum
                                                         Rate on      Average       Interest    Balance
                                              Decem-      Decem-      Balance         Rate      at any
                                              ber 31      ber 31      During         During     Month-
Dollars in thousands                          Balance    Balance     the Year       the Year      End
====================                          =======    =======     ========       ========    =======
2002
Federal funds purchased and securities
  sold under repurchase
  agreements                                 $   --          --%       $   --           --%     $   --
Demand note issued
  to the U.S. Treasury                           --          --         1,047         1.47%      2,183
                                             ------       -----        ------         ----      ------
Total                                        $   --          --%       $1,047         1.47%     $2,183
                                             ======       =====        ======         ====      ======

2001
Federal funds purchased and securities
  sold under repurchase
  agreements                                 $   --          --%       $   37         2.30%     $   --
Demand note issued
  to the U.S. Treasury                           --          --         1,074         3.47       3,733
                                             ------       ------       ------         -----     -------
Total                                        $   --          --%       $1,111         3.47%     $3,733
                                             ======       =====        ======         ====      ======


The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $6,690,000, along with loans guaranteed by the Small Business Administration totalling $899,000. There is no balance outstanding under the note at December 31, 2002.

NOTE 11 LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:

In thousands                                              2002             2001
============                                             =======         =======
FHLB convertible advances due from
 April 6, 2008 through October 14, 2010                  $ 9,700         $ 9,700
5.25% capital note, due December 28, 2005                  1,125           1,350
5.00% capital note, due July 1, 2008                         500             500
6.00% capital note, due December 28, 2010                    500             500
8.00% mandatory convertible debentures,
  due July 1, 2003                                           154             154
7.00% note, due January 1, 2014                            1,000           1,000
8.00% capital note, due May 6, 2017                          200              --
                                                         -------         -------
Total                                                    $13,179         $13,204
                                                         =======         =======

Interest is payable quarterly on most of the FHLB advances. $2.2 million of the advances are convertible at the option of the issuer in October, 2003. The advances bear interest rates ranging from 1.74% to 5.93% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.

Interest is payable semiannually on the capital note due December 28, 2005, on June 29 and December 29, with semiannual principal payments continuing through December, 2005.

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

Interest is payable semiannually through May 6, 2017, at which time the entire principal balance is due. The note is renewable at the option of the Corporation for an additional fifteen years at the prevailing rate of interest.

Scheduled repayments on long-term debt are as follows:

In thousands                                         Amount
------------                                        -------
2003                                                $ 2,654
2004                                                    375
2005                                                    450
2006                                                    125
2007                                                    125
Thereafter                                            9,450
                                                    -------
Total                                               $13,179
                                                    =======

NOTE 12 MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

In July 2002, City National Bancshares Corporation sold $3 million of trust preferred securities through a statutory business trust, City National Bank of New Jersey Capital Trust I (the "Trust"). The securities pay interest quarterly on January 7, April 7, July 7 and October 7, based on the current three-month LIBOR rate, plus 3.65%. The rate in effect at December 31, 2002 was 5.43%.

City National Bancshares Corporation owns all of the common securities of this Trust. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinate debentures issued by City National Bancshares Corporation. The junior subordinate debentures, which are the sole assets of the Trust, are unsecured obligations of City National Bancshares Corporation, and are subordinate and junior in right of payment to all present and future senior and subordinate indebtedness and certain other financial obligations of City National Bancshares Corporation.

The trust preferred securities qualify as Tier I Capital under regulatory guidelines. The principal amount of subordinate debentures held by the trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinate debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. All of the trust preferred securities may be prepaid at par at the option of the trust, in whole or in part, on or after July 18, 2007. The trust preferred securities effectively mature on April 22, 2032.

NOTE 13  OTHER OPERATING INCOME AND EXPENSES

The following table presents the major items of other operating income and expenses:

In thousands                                    2002          2001          2000
============                                    ====          ====          ====
OTHER OPERATING INCOME
Award income                                    $343          $774          $879
Agency fees on commercial loans                  305           192           525
OTHER OPERATING EXPENSES
Marketing expense                                370           408           370
Data processing                                  260           215           177
Professional fees                                246           373           293
Stationery and supplies expense                  159           161           112

During 2000, the U.S. Department of the Treasury Community Development Financial Institutions Fund ("CDFI") issued an award to CNB totalling $1,170,000 for loan commitments made during 2000 to borrowers in qualifying lower income communities. The Bank received $879,000 in December, 2000 based on such funding.

During 2001, the Bank received $1.9 million from the CDFI fund, of which $209,000 was applicable to the loan commitments made in 2000, and recorded as award income. Additionally, $473,000 was applicable to loans committed and funded during 2001 and $92,000 was applicable to a new branch location opened in a low-income neighborhood. Finally, $1.1 million applied to a deposit program in which the Bank participated. Under this program, long-term certificates of deposits were purchased from banks located in low-income areas at below-market rates. During 2002 and 2001, $385,000 and $97,000 respectively, was recorded as interest income on deposits with banks as a yield enhancement. The remaining $673,000 has been deferred and will be credited as interest income over the remaining lives of the deposits through 2004.

NOTE 14  INCOME TAXES

The components of income tax expense are as follows:

In thousands                                        2002         2001       2000
============                                     =======      =======      =====
CURRENT EXPENSE
Federal                                           $   862      $ 1,324      $215
State                                                 239          245        31
                                                  -------      -------      ----
Total current income tax expense                    1,101        1,569       246
                                                  -------      -------      ----
DEFERRED (BENEFIT) EXPENSE
Federal                                              (158)        (728)      178
State                                                 (25)        (122)       28
                                                  -------      -------      ----
Total deferred income tax (benefit) expense          (183)        (850)      206
                                                  -------      -------      ----
Total income tax expense                          $   918      $   719      $452
                                                  =======      =======      ====

Not included in the above table is deferred income tax expense (benefit) of $206,000, ($73,000) and ($169,000) for 2002, 2001 and 2000, respectively, which represents the deferred income tax expense (benefit) on the net unrealized gains (losses) of securities available for sale.

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                                       2002        2001       2000
============                                       ====        ====       =====
Federal income tax at statutory rate              $ 824       $ 689       $ 521
Increase (decrease) in income tax
  expense resulting from:
 State income tax expense, net of
  federal benefit                                   141          81          39
 Tax-exempt income                                 (159)       (119)       (122)
 Life insurance                                     (28)        (27)        (23)
 Change in valuation allowance                       17         (17)         (5)
 Other, net                                         123         112          42
                                                  -----       -----       -----
Total income tax expense                          $ 918       $ 719       $ 452
                                                  =====       =====       =====

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                                2002           2001
============                                              =======         ======
DEFERRED TAX ASSETS
Unrealized (gains) losses on investment
  securities available for sale                           $  (206)        $   73
Investment securities                                          25              8
Allowance for possible loan losses                            337            362
Premises and equipment                                         75             75
Deposit intangible                                             48             26
Allowance for other real estate owned                          25             39
Deferred compensation                                         301            215
Other real estate owned                                       149            115
Accrued expenses                                              109            132
Deferred income                                               382            423
Other assets                                                  155             11
Other                                                          --              3
                                                          -------         ------
Total deferred tax asset                                    1,400          1,482
Less: Valuation allowance                                      18              1
                                                          -------         ------
Deferred tax asset                                          1,382          1,481
                                                          -------         ------
DEFERRED TAX LIABILITIES
Other assets                                                   --             --
                                                          -------         ------
Deferred tax liability                                         --             --
                                                          -------         ------
Net deferred tax asset                                    $ 1,382         $1,481
                                                          =======         ======

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

NOTE 15 BENEFIT PLANS

Savings plan

The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $64,000 in 2002, $60,000 in 2001 and $55,000 in 2000.

Bonus plan

The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2002, 2001 and 2000 amounted to $219,000, $270,000, and $217,000, respectively.

Nonqualified benefit plans

The Bank maintains a supplemental executive retirement plan ("SERP"), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $130,000 in 2002, $74,000 in 2001 and $41,000 in 2000. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $59,000 in 2002, $11,000 in 2001 and $33,000 in 2000.

Benefits under both plans are funded through a bank-owned life insurance policy, the cash surrender value of which is included in "Other assets" and totalled $2.6 million and $2.2 million at December 31, 2002 and 2001, respectively. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $119,000 in 2002, $117,000 in 2001 and $106,000 in 2000, while the related life insurance expense was $39,000 in 2002, $38,000 in 2001 and $38,000 in 2000.

Stock options

No stock options have been issued since 1997. During 1997, the Corporation issued 5,700 stock options at an exercise price equal to the fair market value of the stock on the date of the grant. Under Accounting Principles Board Opinion No. 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of the grant. Had compensation expense been recorded for stock options granted as determined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, net income would have been reduced by $ - in 2002 and 2001 and $2,000 in 2000, which would have decreased the reported basic and diluted earnings per share by $.02 in 2000.

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

                                                                 December 31,
               Date       Dividend   Stated     Number           ------------
              Issued        Rate      Value   of Shares       2002            2001
              ------        ----      -----   ---------    ----------     ----------
Series A       12/96        6.00%    $25,000         8     $  200,000     $  200,000
Series C        2/96        8.00         250       108         27,000         27,000
Series D        6/97        6.50         250     3,280        820,000        820,000
               -----        ----     -------     -----     ----------     ----------
                                                           $1,047,000     $1,047,000
                                                           ==========     ==========

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

Under this limitation, $3,042,000 was available for the payment of dividends to the parent corporation at December 31, 2002, subject to the restrictive covenants under long-term debt agreements included in Note 11.

NOTE 18  NET INCOME PER COMMON SHARE

The following table presents the computation of net income per common share.

In thousands, except per share data           2002           2001           2000
-----------------------------------        ---------      ---------      ---------
Net income                                 $   1,720      $   1,306      $   1,080
Dividends paid on preferred stock                (67)           (67)           (87)
                                           ---------      ---------      ---------
Net income applicable to basic
  common shares                                1,653          1,239            993
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                     8              9             10
Net income applicable to diluted
                                           ---------      ---------      ---------
 common shares                             $   1,661      $   1,248      $   1,003
                                           =========      =========      =========
NUMBER OF AVERAGE COMMON SHARES
Basic                                        123,852        123,241        120,926
                                           ---------      ---------      ---------
Diluted:
  Average common shares outstanding          123,852        123,241        120,926
  Average common shares converted from
    convertible subordinate debentures         8,550         10,525         12,500
                                           ---------      ---------      ---------
                                             132,402        133,766        133,426
                                           =========      =========      =========
NET INCOME PER COMMON SHARE
Basic                                      $   13.35      $   10.05      $    8.21
Diluted                                        12.54           9.33           7.52

NOTE 19 RELATED PARTY TRANSACTIONS

Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2002 and 2001. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $775,000 and $608,000 at December 31, 2002 and 2001, respectively. The highest amount of such indebtedness during 2002 was $782,000 and in 2001 amounted to $761,000. During 2002, new loans totalled $388,000 and paydowns totalled $22,000. All related party loans are performing as of December 31, 2002.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2002 and 2001.

CASH AND SHORT-TERM INVESTMENTS

These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.

INVESTMENT SECURITIES

Investment securities are reported at there fair values based on quoted market prices.

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

DEPOSIT LIABILITIES

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2002 and 2001. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

LONG-TERM DEBT

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2002 and 2001.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

                                           2002                     2001
                                 Carrying       Fair       Carrying       Fair
In thousands                       Value       Value        Value        Value
============                     ========     ========     ========     ========
FINANCIAL ASSETS
Cash and other short-term
  investments                    $ 12,196     $ 12,196     $ 39,073     $ 39,073
Interest-bearing deposits
  with banks                        3,528        4,264        3,630        4,518
Investment securities AFS          50,382       50,382       42,110       42,110
Investment securities HTM          29,559       30,691       29,181       29,177
Loans                             107,095      134,126       97,490      100,403
FINANCIAL LIABILITIES
Deposits                         $181,894     $184,013     $194,129     $196,329
Short-term borrowings                  --           --           --           --
Long-term debt                     13,179       15,453       13,204       13,658

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

At December 31, 2002 and 2001 the Bank had mortgage commitments of $12,750,000 and $15,560,000, unused corporate lines of credit of $34,143,000 and $36,443,000, and $583,000 and $1,527,000 of other loan commitments, respectively.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

NOTE 23 PARENT COMPANY INFORMATION

Condensed financial statements of the parent company only are presented below.

CONDENSED BALANCE SHEET

In thousands                                                 2002         2001
============                                              =======       =======
ASSETS
Cash and cash equivalents                                  $   144       $   120
Investment securities held to maturity                         151           126
Investment securities available for sale                       580           763
Investment in subsidiary                                    17,817        13,618
Due from subsidiary                                          1,154           227
Other assets                                                    90           109
                                                           -------       -------
Total assets                                               $19,936       $14,963
                                                           =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                          $   113       $    25
Loans from subsidiaries                                      3,093            --
Long-term debt                                               3,479         3,504
                                                           -------       -------
Total liabilities                                            6,685         3,529
Stockholders' equity                                        13,251        11,434
                                                           -------       -------
Total liabilities and stockholders' equity                 $19,936       $14,963
                                                           =======       =======

CONDENSED STATEMENT OF INCOME

                                                   Year Ended December 31,
                                              ---------------------------------
In thousands                                    2002         2001         2000
------------                                  -------      -------      -------
INCOME
Interest income                               $    60      $    52      $    51
Dividends from subsidiaries                       300          690          306
Interest from subsidiaries                         56           19           20
                                              -------      -------      -------
Total income                                      416          761          377
                                              -------      -------      -------
EXPENSES
Interest expense                                  299          148          122
Other operating expenses                            5            4            5
Net (losses) gains on sales of
  investment securities                           (43)          (3)          16
Income tax benefit                                (79)         (29)         (15)
                                              -------      -------      -------
Total expenses                                    268          126           96
                                              -------      -------      -------
Income before equity in undistributed
  income of subsidiaries                          148          635          281
Equity in undistributed income
  of subsidiaries                               1,572          671          799
                                              -------      -------      -------
Net income                                    $ 1,720      $ 1,306      $ 1,080
                                              =======      =======      =======

CONDENSED STATEMENT OF CASH FLOWS

In thousands                                      2002          2001         2000
============                                    ========      =======      =======
OPERATING ACTIVITIES
Net income                                      $  1,720      $ 1,306      $ 1,080
Adjustments to reconcile net income
    to cash used in operating activities:
    (Discount accretion) premium
      amortization on investment securities          (11)           2           (1)
  Net losses (gains) on sales of investment
     securities available for sale                    43            3          (16)
  Equity in undistributed income of
    subsidiary                                    (1,572)        (671)        (799)
Iincrease in other assets                            (19)         (65)          (8)
Increase in other liabilities                         88            2            1
                                                --------      -------      -------
Net cash provided by operating activities            249          577          257
                                                --------      -------      -------
INVESTING ACTIVITIES
Proceeds from sales and maturities of
  investment securities available for sale
    Including principal payments                     125           92           97
Proceeds from maturities of investment
  securities held to maturity including
  principal payments                              21,396          103           --
Purchases of investment securities
  available for sale                             (21,211)         (97)         (99)
Purchases of investment securities
  held to maturity                                  (150)        (128)          --
Increase in investment in subsidiary              (2,093)      (1,000)        (500)
Increase in loans to subsidiaries                 (1,000)          --           --
                                                --------      -------      -------
Net cash used in investing
  Activities                                      (2,933)      (1,030)        (502)
FINANCING ACTIVITIES
(Decrease) Increase in long-term debt                (25)         779          500
Increase in loans from subsidiaries                3,093           --           --
Proceeds from issuance of common stock                --           71           37
Purchase of treasury stock                           (11)          (5)          (2)
Dividends paid                                      (348)        (310)        (312)
                                                --------      -------      -------
Net cash provided by financing
  activities                                       2,709          535          223
                                                --------      -------      -------
Increase (decrease) in cash and
  cash equivalents                                    25           82          (22)
Cash and cash equivalents at
  beginning of year                                  120           38           60
                                                --------      -------      -------
Cash and cash equivalents at
  end of year                                   $    145      $   120      $    38
                                                ========      =======      =======

NOTE 24 REGULATORY CAPITAL REQUIREMENTS

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2002, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 2002 both City National Bancshares and City National Bank meet all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized City National Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed City National Bank's capital classification.

The following is a summary of City National Bank's actual capital amounts and ratios as of December 31, 2002 and 2001, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

In thousands                                        FDIC Requirements
------------------------  -------------------------------------------------------------------
                                                                          MINIMUM CAPITAL FOR
                                          MINIMUM CAPITAL                    CLASSIFICATION
                                  BANK ACTUAL          ADEQUACY           AS WELL-CAPITALIZED
                           AMOUNT         RATIO   AMOUNT        RATIO     AMOUNT        RATIO
                           ------         -----   ------        -----     ------        -----
December 31, 2002
  Leverage (Tier 1)
    capital               $16,531         7.73%  $ 8,559        4.00%    $10,699         5.00%
  Risk-based capital:
    Tier 1                 16,531        13.17     5,020        4.00       7,530         6.00
    Total                  18,260        14.55    10,039        8.00      12,549        10.00
December 31, 2001
  Leverage (Tier 1)
    capital                12,769         6.26%    8,195        4.00%     10,244         5.00%
  Risk-based capital:
    Tier 1                 12,769        10.63     4,821        4.00       7,232         6.00
    Total                  14,500        12.07     9,642        8.00      12,053        10.00

NOTE 25  SUMMARY OF QUARTERLY FINANCIAL INFORMATION

(unaudited)                                            2002
                                  ----------------------------------------------
Dollars in thousands,              First       Second        Third       Fourth
  except per share data           Quarter      Quarter      Quarter      Quarter
=======================           =======      =======      =======      =======
Interest income                   $ 3,043      $ 3,076      $ 3,055      $ 3,047
Interest expense                    1,023        1,005        1,009          957
                                  -------      -------      -------      -------
Net interest income                 2,020        2,071        2,046        2,090
Provision for
  loan losses                          80           75           83          118
Net (losses) gains on sales
  of investment securities            (11)         (31)          (3)           3
Other operating income                643          748          591          916
Other operating expenses            1,855        1,933        1,925        2,376
                                  -------      -------      -------      -------
Income before income
  tax expense                         717          780          626          515
Income tax expense                    235          288          215          180
                                  -------      -------      -------      -------
Net income                        $   482      $   492      $   411      $   335
                                  =======      =======      =======      =======
Net income per share- basic       $  3.72      $  3.93      $  3.15      $  2.55
                                  =======      =======      =======      =======
Net income per share- diluted     $  3.50      $  3.68      $  2.96      $  2.40
                                  =======      =======      =======      =======

(unaudited)                                            2001
                                  ----------------------------------------------
Dollars in thousands,              First       Second        Third       Fourth
  except per share data           Quarter      Quarter      Quarter      Quarter
=======================           =======      =======      =======      =======
Interest income                   $ 3,247      $ 3,290      $ 3,234      $ 3,116
Interest expense                    1,424        1,406        1,291        1,147
                                  -------      -------      -------      -------
Net interest income                 1,823        1,884        1,943        1,969
Provision for
  loan losses                          60           75           66          155
Net gains (losses) on sales
  of investment securities              5           (2)           5           (7)
Other operating income                380          435          419        1,354
Other operating expenses            1,587        1,777        1,903        2,560
                                  -------      -------      -------      -------
Income before income
  tax expense                         561          465          398          601
Income tax expense                    183          207          139          190
                                  -------      -------      -------      -------
Net income                        $   378      $   258      $   259      $   411
                                  =======      =======      =======      =======
Net income per share-
  basic                           $  2.56      $  2.13      $  2.06      $  3.30
                                  =======      =======      =======      =======
Net income per share-
  diluted                         $  2.35      $  1.95      $  1.94      $  3.09
                                  =======      =======      =======      =======

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
City National Bancshares Corporation:

We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


February 14, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2003.

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

      (10)(e) Secured Promissory Note of the Corporation dated December 28, 2001 payable to National Community Investment Fund in the principal amount of $1,000,000, (incorporated by reference to Exhibit 10(e) to the Corporation's Annual report on Form 10-K for the year ended December 31, 2001)

      (10)(f) Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

      (10)(g) Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                  2001)

      (10)(h) Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

      (10)(i) Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(I) to the Corporation's Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

      (10)(j) Guarantee Agreement dated July 11, 2002 from the Corporation in favor of Wilmington Trust Company, as trustee for holders of securities issued by City National Bank of New Jersey Capital Trust 1 (incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      (10(k) Amended and Restated Declaration of Trust of City national Bank of New Jersey Capital Trust I, dated July 11, 2002 (incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2002).

      (11) Statement regarding computation of per share earnings. The required information is included on page 27.

      (12) Ratios have been computed using the average daily balances of the respective asset, liability and stockholders' equity accounts.

      (13) Annual Report to security holders for the fiscal year ended December 31, 2002.

      (21) Subsidiaries of the registrant. The required information is included on page 3.

      (99)        Certifications of Periodic Report.

      (c) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION


By:   /s/ Louis E. Prezeau               By:   /s/ Edward R. Wright
      -------------------------                ---------------------------------
      Louis E. Prezeau                         Edward R. Wright
      President and Chief                      Chief Financial Officer
      Executive Officer                        and Principal Accounting Officer

Date: March 20, 2003                     Date: March 20, 2003

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

Signature                        Title                            Date
---------                        -----                            ----

/s/ Douglas E. Anderson          Director                         March 20, 2003
-------------------------
Douglas E. Anderson

/s/ Barbara Bell Coleman         Director                         March 20, 2003
-------------------------
Barbara Bell Coleman

/s/ Leon Ewing                   Director                         March 20, 2003
-------------------------
Leon Ewing

/s/ Eugene Giscombe              Director,                        March 20, 2003
-------------------------        Chairperson of the Board
Eugene Giscombe

/s/ Norman Jeffries              Director                         March 20, 2003
-------------------------
Norman Jeffries

/s/ Louis E. Prezeau             Director,                        March 20, 2003
-------------------------        President and Chief
Louis E. Prezeau                 Executive Officer

/s/ Lemar C. Whigham             Director                         March 20, 2003
-------------------------
Lemar C. Whigham