Form 10-Q
period 2003-03-31
CITY NATIONAL BANCSHARES CORP
filed 2003-05-15
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of May 8, 2003 was approximately $3,635,350.

There were 124,544 shares of common stock outstanding at May 8, 2003.

Index                                                                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2003 (Unaudited) and December 31, 2002..........................      3

         Consolidated Statement of Income (Unaudited) for the Three Months Ended March 31, 2003 and 2002............      4

         Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2003 and 2002........      5

         Notes to Consolidated Financial Statements (Unaudited).....................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....................      8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ................................................     12

PART II OTHER INFORMATION...........................................................................................     12

Item 1. Legal proceedings...........................................................................................     12

Item 6. Exhibits and Reports on Form 8-K............................................................................     12

Signatures .........................................................................................................     14

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                                 March 31,         December 31,
Dollars in thousands, except per share data                                                        2003               2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                (UNAUDITED)
ASSETS

Cash and due from banks                                                                       $    6,210           $   5,996
Federal funds sold                                                                                17,200               6,200
Interest bearing deposits with banks                                                               3,649               3,528
Investment securities available for sale                                                          52,719              50,382
Investment securities held to maturity (Market value of $28,253
       at March 31, 2003 and $30,691 at December 31,2002 )                                        27,105              29,559
Loans held for sale                                                                                  315                   -
Loans                                                                                            103,051             109,195
Less: Reserve for loan losses                                                                      2,125               2,100
----------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                        101,241             107,095
----------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                             4,081               4,167
Accrued interest receivable                                                                        1,145               1,256
Other real estate owned                                                                              352                 352
Cash surrender value of life Insurance                                                             2,610               2,584
Other assets                                                                                       3,700               3,987
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                  $  220,012           $ 215,106
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                 $   35,066           $  37,808
       Savings                                                                                    98,783              90,394
       Time                                                                                       53,223              53,692
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                   187,072             181,894
Short-term borrowings                                                                                 50                   -
Accrued expenses and other liabilities                                                             3,192               3,782
Long-term debt                                                                                    13,179              13,179
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                203,493             198,855

Mandatorily redeemable preferred capital securities of subsidiary trust                            3,000               3,000

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
              Series A , issued and outstanding 8 shares in 2003 and 2002                            200                 200
              Series C , issued and outstanding 108 shares in 2003 and 2002                           27                  27
              Series D , issued and outstanding 3,280 shares in 2003 and 2002                        820                 820
        Common stock, par value $10: Authorized 400,000 shares;
              125,980 shares issued in 2003 and 2002
              124,544 shares outstanding in 2003 and 124,611 shares outstanding in 2002            1,260               1,260
       Surplus                                                                                       999                 999
       Retained earnings                                                                           9,987               9,660
       Accumulated other comprehensive loss net of tax                                               265                 320
       Treasury stock, at cost - 1,436 shares and 1,369 shares in 2003 and 2002, respectively        (39)                (35)
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                        13,519              13,251
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  220,012           $ 215,106
============================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                              2003              2002
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                           $   1,849           $  1,795
Interest on Federal funds sold and securities
        purchased under agreements to resell                                                59                123
Interest on deposits with banks                                                            126                127
Interest and dividends on investment securities:
        Taxable                                                                            808                895
        Tax-exempt                                                                         108                103
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                                    2,950              3,043
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                                                       607                840
Interest on short-term borrowings                                                            2                  5
Interest on long-term debt                                                                 218                178
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                                                     827              1,023
-----------------------------------------------------------------------------------------------------------------

Net interest income                                                                      2,123              2,020
Provision for loan losses                                                                   39                 80
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                                                 2,084              1,940
-----------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                                                        268                255
Other income                                                                               330                388
Net losses on sales of investment securities                                                (4)               (11)
-----------------------------------------------------------------------------------------------------------------
Total other operating income                                                               594                632
-----------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                                                     1,158              1,016
Occupancy expense                                                                          183                144
Equipment expense                                                                          104                115
Other expenses                                                                             627                580
-----------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                           2,072              1,855
-----------------------------------------------------------------------------------------------------------------

Income before income tax expense                                                           606                717
Income tax expense                                                                         212                235
-----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $     394           $    482
=================================================================================================================

NET INCOME PER SHARE
Basic                                                                                $    3.03           $   3.72
Diluted                                                                                   2.85               3.50
=================================================================================================================

Basic average common shares outstanding                                                124,576            125,019
Diluted average common shares outstanding                                              133,126            133,569
=================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
IN THOUSANDS                                                                                2003            2002
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $      394      $    482
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                               108           108
    Provision for loan losses                                                                    39            80
    Premium amortization on investment securities                                                26            17
    Net losses on sales and early redemption of investment securities                             4            11
    Gains on loans held for sale                                                                  -            (3)
    Gains on sales of other real estate owned properties                                          -           (90)
Loans originated for sale                                                                      (315)         (387)
Proceeds from sales and principal payments from loans held for sale                               -           258
Decrease (increase) in accrued interest receivable                                              111           (81)
Deferred income tax benefit                                                                     (45)          (53)
Increase in cash surrender value of life insurance                                              (27)          (20)
Decrease (increase) in other assets                                                             368          (366)
(Decrease) increase in accrued expenses and other liabilities                                  (590)          148
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        73           104
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Decrease (increase) in loans, net                                                             6,130         3,948
(Increase) decrease in interest bearing deposits with banks                                    (121)          101
Proceeds from sales of investment securities available for sale                               1,384           787
Proceeds from maturities of investment securities available for sale,
    including principal repayments and early redemptions                                      7,536         2,667
Proceeds from maturities of investment securities held to maturity,
    including principal repayments and early redemptions                                      7,800           917
Purchases of investment securities available for sale                                       (11,373)       (5,209)
Purchases of investment securities held to maturity                                          (5,350)       (1,643)
Decrease in other real estate owned, net                                                          -           227
Purchases of premises and equipment                                                             (22)         (180)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                     5,984         1,615
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) increase in deposits                                                      5,178        (7,075)
Increase in short-term borrowings                                                                50            94
Purchases of treasury stock                                                                      (4)           (4)
Dividends paid on preferred stock                                                               (67)          (67)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) by financing activities                                        5,157        (7,052)
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         11,214        (5,333)

Cash and cash equivalents at beginning of period                                             12,196        39,073
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   23,410      $ 33,740
=================================================================================================================

CASH PAID DURING THE YEAR:
Interest                                                                                 $      833      $    903
Income taxes                                                                                     35           639

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2002 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

3. Net income per common share

The following table presents the computation of net income per common share.

                                         Three Months Ended
                                              March 31,
In thousands, except per share data        2003       2002
------------------------------------------------------------
Net income                               $    394   $    482
Dividends paid on preferred stock              17         17
------------------------------------------------------------
Net income applicable to basic
  common shares                               377        465
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                  2          2
------------------------------------------------------------
Net income applicable to diluted
  common shares                          $    379   $    467
============================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                     124,576    125,019
------------------------------------------------------------
Diluted:
  Average common shares outstanding       124,576    125,019
  Average common shares converted from
    convertible subordinate debentures      8,550      8,550
------------------------------------------------------------
                                          133,126    133,569
============================================================
NET INCOME PER COMMON SHARE
Basic                                    $   3.03   $   3.72
Diluted                                      2.85       3.50

In determining net income per common share, quarterly dividends paid on preferred stock have been adjusted to reflect the Corporation's annual dividend payment.

4. Recent accounting pronouncements

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

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. The initial adoption of this Statement did not have an impact on the consolidated financial statements.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 2003, total assets increased to $220 million from $215.1 million at the end of 2002, while total deposits rose to $187.1 million from $181.9 million. A new branch opened in Long Island, New York in October, 2002 contributed to this growth.

Federal funds sold

Federal funds sold increased to $17.2 million at March 31, 2003 from $6.2 million at the end of 2002, while the related average balance declined to $20.4 million for the three months of 2003 from $30 million for the first three months of 2002. Federal funds sold at March 31, 2003 was $11 million higher than at the end of 2002 due to temporary excess liquidity resulting from loan repayments and higher municipal deposits. The decrease in the average balance resulted from the reinvestment of deposit proceeds received in a June, 2001 branch acquisition from a savings bank into longer-term interest earning assets subsequent to the first quarter of 2002.

Interest bearing deposits with banks

Total interest bearing deposits with banks rose slightly at March 31, 2003 from December 31, 2002, while the related average declined in the 2003 first quarter compared with the first quarter of 2002. Most of these deposits represent the Bank's participation in the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund's deposit program. Under this program, the Bank receives an award based on below market rate deposits made in other CDFI's. This award is being accreted into interest income on deposits with banks as a yield enhancement over the lives of the deposits.

Investments

The investment securities available for sale ("AFS") portfolio rose to $52.7 million at March 31, 2003 from $50.4 million at the end of 2002, while the net related unrealized gain, net of tax, decreased to $265,000 from $320,000. The investments held to maturity ("HTM") portfolio decreased to $27.1 million at March 31, 2003 from $29.6 million at the end of 2002.

At March 31, 2003, the Bank held callable U.S. government agency notes with a carrying value of $9.1 million, of which $8.4 million were included in the HTM portfolio. Gross unrealized appreciation on the total callable portfolio decreased to $90,000 compared to $143,000 of depreciation at the end of 2002. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation, although reinvestment of proceeds received from such securities that are redeemed prior to the maturity may be reinvested at lower rates than received on the redeemed securities.

Loans

Loans declined to $103.1 million at March 31, 2003 from $109 million December 31, 2002, while average loans increased to $105.9 million for the first three months of 2003 from $94.8 million in the first three months of 2002. Most of the increase occurred in the commercial real estate portfolio.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

                                                          Three Months
                                                         Ended March 31,
(Dollars in thousands)                               2003              2002
-------------------------------------------------------------------------------
Balance at beginning of period                    $    2,100        $    1,700

Provision for loan losses                                 39                80

Recoveries of previous charge-offs                        17                20
                                                  ----------        ----------
                                                       2,156             1,800

Less: Charge-offs                                         31                 -
                                                  ----------        ----------
Balance at end of period                          $    2,125        $    1,800
                                                  ==========        ==========

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

                                                            March 31,         December 31,         March 31,
(Dollars in thousands)                                        2003               2002                2002
-------------------------------------------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                                                     2.06%               1.92%              1.89%
Total nonperforming loans                                     167.59%             170.04%            129.03%
Total nonperforming assets
  (nonperforming loans and OREO)                              131.17%             133.90%            113.64%

Net charge-offs as a percentage
  of average loans (year-to-date)                                .03%                N/A                N/A

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans.

                                              March 31,        December 31,        March 31,
(Dollars in thousands)                          2003              2002                2002
---------------------------------------------------------------------------------------------
Nonaccrual loans
Commercial                                   $      439        $     199           $    247
Installment                                          23               42                 13
Real estate                                         569              742                882
                                             ----------        ---------           --------
Total                                             1,031              983              1,142
                                             ----------        ---------           --------
Loans past due 90 days
  or more and still accruing
Installment                                          12               10                 11
Real estate                                         225              242                242
                                             ----------        ---------           --------
Total                                               237              244                253
                                             ----------        ---------           --------
Total nonperforming loans                    $    1,268        $   1,235           $  1,395
                                             ==========        =========           ========

There were no impaired loans at March 31, 2003 or December 31, 2002, nor were there any impaired loans during the first three months of 2003 or 2002.

DEPOSITS

Total deposits rose $6 million to $187.1 million at March 31, 2003 from $181.9 million at the end of 2002, while average deposits rose 5.8%, to $189.6 million for the first three months of 2003 from $187.4 million for the first three months of 2002.

Total demand deposits decreased from $37.8 million at December 31, 2002 to $35.1 million at March 31, 2003, while average demand deposits for the first three months of 2003 rose to $33.4 million from $31.3 million for the first three months of 2002. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, rose to $98.8 million at March 31, 2003 from $90.4 million at the end of 2002, while savings balances averaged $98.4 million in the first three months of 2003 compared to $103 million in the first three months of 2002. This decrease resulted from the loss of an account relationship. The balances in this account represented funds to be used for a construction project, which has been completed. The loss of this account relationship is not expected to have a significant impact on the results of operations.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at March 31, 2003 and December 31, 2002. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

Short-term borrowings totaled $50,000 at March 31, 2003, while there were none at December 31, 2002, while the related average balances were $628,000 for the first three months of 2003 compared to $1.3 million for the first three months of 2002. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

Trust preferred securities

Trust preferred securities totaled $3 million at March 31, 2003 and December 31, 2002, while the related average balances were $3 million for the first quarter of 2003 compared with none for the same period in 2002.

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

At March 31, 2003, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 6.89%, 12.93% and 15.11%, respectively, while the Bank's ratios were 7.63%, 14.34% and 15.73%.

RESULTS OF OPERATIONS

Net income declined 18.1% to $394,000 for the first quarter of 2003 from $482,000 for the same 2002 quarter due primarily to a 10.3% decrease in other income. Related earnings per share on a diluted basis were $2.85 and $3.50. Income and expense comparisons for the first quarter of 2003 with the similar period in 2002 were affected by the operation for three months in 2003 of the branch opened in October, 2002.

Net interest income

On a fully taxable equivalent ("FTE") basis, net interest income rose 5% to $2,178,000 in the first quarter of 2003 from $2,074,000 in 2002, while the related net interest margin rose eight basis points, from 4.19% to 4.27%. Decreased interest expense contributed to this improvement and each year includes accretion of deferred income totalling $96,000 into interest income from interest bearing deposits with banks. This income was received in 2001 from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposit from banks in low-income areas at below market rates, and represents a yield enhancement, while the lower interest margin was due to the effects of the continued lower interest rate environment.

Interest income on a FTE basis decreased $90,000, or 3% in the first quarter of 2003. Because of the decline in interest rates during 2002, the yield on interest earning assets fell 36 basis points, from 6.26% to 5.90%. Interest earning assets averaged $5.8 million, or 2.9% higher in 2003, with the loan portfolio providing most of that increase.

Interest income from Federal funds sold decreased by 52.4%, reflecting reinvestment into higher earning assets. The related yield decreased from 1.67% to 1.18%.

Interest income on taxable investment securities declined $80,000 in 2003 due to the lower interest rate environment. The taxable investment portfolio averaged $67.1 million in 2003 compared to $64 million in 2002 with most of the increase occurring in shorter-term mortgage-backed agency securities. Tax-exempt income was up 4.5% due mostly to higher volume as the tax-exempt portfolio average increased from $8.1 million in 2002 to $9.3 million in 2003.

Interest income on loans rose 3% due to higher loan volume. The most significant change occurred in the mortgage portfolio which averaged $89.3 million in the first quarter of 2003, compared to $77.1 million a year earlier, an increase of 15.8%. Average total loans rose to $105.9 million in 2003 compared to $94.8 million a year earlier, an increase of 11.7%.

Interest expense totalled $827,000 in 2003, a decrease of 19.1% from 2002. This decline resulted primarily from the decrease in interest rates. The average rate paid on interest bearing liabilities declined by 51 basis points, from 2.13% to 1.62%.

The largest change in interest bearing liabilities occurred in Super NOW accounts, which averaged 31.2% lower in 2003 than during the previous year due to the closing of a major account that was maintaining a deposit relationship with the Bank during a construction project, which has been completed.

Other operating income

Other operating income, including the results of investment securities transactions, declined by $38,000 in the first quarter of 2003 compared to the similar 2002 period, due to lower CDFI award income, along with a $91,000 gain on the sale of OREO property in 2002 that did not recur in 2003. There is no assurance that the Corporation will receive CDFI awards in the future. Offsetting these reductions was a $75,000 increase in income from an unconsolidated subsidiary.

Other operating expenses

Other operating expenses rose $217,000 in the first quarter of 2003 to $2,072,000 from $1,855,000 in the first quarter of 2002, with the increase attributable primarily to the costs associated with operating the branch opened in October 2002. Also contributing to the increase were higher salary expense due to normal merit increases and higher employee health insurance costs.

Income tax expense

Income tax expense decreased in the first quarter of 2003 from the similar 2002 period due to lower taxable income levels. Income tax expense as a percentage of pretax income increased in the first quarter of 2003 to 35% compared to 32.8% for the first quarter of 2002 due to higher state income rates. Legislation passed by the State of New Jersey in July, 2002 increased various state income taxes.

Provision for loan losses

The provision decreased by 67% in the first quarter of 2003 compared to the comparable 2002 period due to the lack of loan growth in the 2003 first quarter.

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

The major contribution during the first quarter of 2003 from operating activities to the Corporation's liquidity came from net income.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity.

The highest source of cash provided by financing activities resulted from an increase in deposits, while financing activities did not use any significant uses of funds.

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

The Corporation became asset sensitive during 2003 in anticipation of higher interest rates within the next twelve months. Accordingly, the Corporation has become more susceptible to interest rate risk in a decreasing rate environment. Based on the results of the most recent interest simulation model, if interest rates increased 100 basis points from current rates in an immediate and parallel shock, pretax income would increase $71,000, which is within the limitations established by the Corporation. If rates decreased 100 basis points, pretax income would decline by $348,000, which is also within the limitations.

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

         (4)(c) Indenture dated July 11, 2002 between the Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q the quarter ended June 30, 2002.

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

         (99)     Certifications of Periodic Report.

         (c) No reports on Form 8-K were filed during the quarter ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         May 12, 2003      /s/Edward R. Wright
                           ___________________

                           Edward R. Wright
                           Senior Vice President and Chief Financial
                           Officer (Principal Financial and Accounting Officer)