Form 10-Q
period 2003-06-30
CITY NATIONAL BANCSHARES CORP
filed 2003-08-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 7, 2003 was approximately $3,585,550.

There were 123,548 shares of common stock outstanding at August 7, 2003.

Index                                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2003 (Unaudited) and December 31, 2002       3

         Consolidated Statement of Income (Unaudited) for the Six Months Ended
         June 30, 2003 and 2002 and for the Three Months Ended June 30, 2003 and 2002 ...       4

         Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended
         June 30, 2003 and 2002 .........................................................       5

         Notes to Consolidated Financial Statements (Unaudited) .........................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................................       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....................      12

Item 4.  Controls and Procedures ........................................................      12

PART II. OTHER INFORMATION ..............................................................      13

Item 1. Legal proceedings ...............................................................      13

Item 4. Submission of matters to a vote of security holders .............................      13

Item 6. Exhibits and Reports on Form 8-K ................................................      13

Signatures ..............................................................................      15

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                                         June 30,      December 31,
Dollars in thousands, except per share data                                                                2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (UNAUDITED)

ASSETS

Cash and due from banks                                                                                    $ 6,527         $ 5,996
Federal funds sold                                                                                           1,000           6,200
Interest bearing deposits with banks                                                                         3,771           3,528
Investment securities available for sale                                                                    61,157          50,382
Investment securities held to maturity (Market value of $31,614
       at June 30, 2003 and $30,691 at December 31, 2002)                                                   30,051          29,559
Loans held for sale                                                                                            216               -
Loans                                                                                                      110,656         109,195
Less: Reserve for loan losses                                                                                2,125           2,100
-----------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                                  108,747         107,095
-----------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                       4,087           4,167
Accrued interest receivable                                                                                  1,211           1,256
Other real estate owned                                                                                        290             352
Cash surrender value of life insurance                                                                       3,144           2,584
Other assets                                                                                                 3,932           3,987
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                             $ 223,917       $ 215,106
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                             $ 28,991        $ 37,808
       Savings                                                                                             106,058          90,394
       Time                                                                                                 54,330          53,692
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                             189,379         181,894
Short-term borrowings                                                                                        1,500               -
Accrued expenses and other liabilities                                                                       3,355           3,782
Long-term debt                                                                                              13,029          13,179
Mandatorily redeemable preferred capital securities of subsidiary trust                                      3,000           3,000
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                          210,263         201,855

Commitments and contingencies

Stockholders' equity

        Preferred stock, no par value: Authorized 100,000 shares;
               Series A,  issued and outstanding 8 shares in 2003 and 2002                                     200             200
               Series C,  issued and outstanding 108 shares in 2003 and 2002                                    27              27
               Series D,  issued and outstanding 3,280 shares in 2003 and 2002                                 820             820
        Common stock, par value $10: Authorized 400,000 shares;
              125,980 shares issued in 2003 and 2002
              124,308 shares outstanding in 2003 and 124,611 shares outstanding in 2002                      1,260           1,260
       Surplus                                                                                                 999             999
       Retained earnings                                                                                     9,982           9,660
       Accumulated other comprehensive gain, net of tax                                                        416             320
       Treasury stock, at cost - 1,672 shares  and 1,369 shares in 2003 and 2002, respectively                 (50)            (35)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                  13,654          13,251
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                               $ 223,917       $ 215,106
===================================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)                           JUNE 30,                     JUNE 30,
                                                                --------------------           -------------------

Dollars in thousands, except per share data                     2003            2002           2003        2002
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                     $ 1,795         $ 1,824        $ 3,644     $ 3,619
Interest on Federal funds sold and securities
        purchased under agreements to resell                        41              85            100         208
Interest on deposits with banks                                    128             127            254         254
Interest and dividends on investment securities:
        Taxable                                                    888             929          1,696       1,824
        Tax-exempt                                                 106             111            214         214
------------------------------------------------------------------------------------------------------------------
Total interest income                                            2,958           3,076          5,908       6,119
------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                               595             815          1,202       1,655
Interest on short-term borrowings                                    1               3              3           8
Interest on long-term debt                                         220             187            438         365
------------------------------------------------------------------------------------------------------------------
Total interest expense                                             816           1,005          1,643       2,028
------------------------------------------------------------------------------------------------------------------

Net interest income                                              2,142           2,071          4,265       4,091
Provision for loan losses                                           84              75            123         155
------------------------------------------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                         2,058           1,996          4,142       3,936
------------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                                295             271            563         526
Other income                                                       357             477            687         865
Net losses on sales of investment securities                        (1)            (31)            (5)        (42)
------------------------------------------------------------------------------------------------------------------
Total other operating income                                       651             717          1,245       1,349
------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                             1,225           1,071          2,383       2,087
Occupancy expense                                                  183             143            366         287
Equipment expense                                                  107             117            211         232
Other expenses                                                     722             602          1,349       1,182
------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                   2,237           1,933          4,309       3,788
------------------------------------------------------------------------------------------------------------------
Income  before income tax expense                                  472             780          1,078       1,497
Income tax expense                                                 166             288            378         523
==================================================================================================================
NET INCOME                                                       $ 306           $ 492          $ 700       $ 974
==================================================================================================================
NET INCOME PER COMMON SHARE

Basic                                                           $ 2.32          $ 3.93         $ 5.36      $ 7.65
Diluted                                                         $ 2.19            3.68           5.04        7.18
==================================================================================================================
Basic average common shares outstanding                        124,460         120,968        124,518     122,983
Diluted average common shares outstanding                      133,010         129,518        133,068     131,533
==================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                   ------------------------
IN THOUSANDS                                                                                        2003              2002
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                                          $ 700             $ 974
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                                     214               202
    Provision for loan losses                                                                         123               155
    Premium amortization  on investment securities                                                     81                31
    Net losses  on sales and early redemptions of investment securities                                 5                42
    Gains on loans held for sale                                                                       (3)               (6)
Loans originated for sale                                                                            (531)             (581)
Proceeds from sales and principal payments from loans held for sale                                   318               587
Decrease in accrued interest receivable                                                                45                11
Deferred income tax expense benefit                                                                   (80)              (95)
Increase in other assets                                                                             (278)             (533)
Decrease in accrued expenses and other liabilities                                                   (427)             (264)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                             167               523
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

(Increase) decrease in loans, net                                                                  (1,529)              966
(Increase) decrease in interest bearing deposits with banks                                          (243)               53
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and early redemptions                                    20,389             5,303
Proceeds from maturities of investment securities held to maturity,
      including sales, principal payments and early redemptions                                    11,259             1,486
Purchases of investment securities available for sale                                             (31,333)          (13,376)
Purchases of investment securities held to maturity                                               (11,749)           (2,043)
Purchases of premises and equipment                                                                  (134)              (49)
Decrease in other real estate owned, net                                                               62               126
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                             (13,278)           (7,534)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

Increase (decrease) in deposits                                                                     7,485           (13,327)
Increase in short-term borrowings                                                                   1,500                 -
(Decrease) increase in long-term debt                                                                (150)               87
Purchases of treasury stock                                                                           (15)              (19)
Dividends paid on preferred stock                                                                     (67)              (67)
Dividends paid on common stock                                                                       (311)             (281)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                 8,442           (13,607)
----------------------------------------------------------------------------------------------------------------------------
Net decrease cash and cash equivalents                                                             (4,669)          (20,618)

Cash and cash equivalents at beginning of period                                                   12,196            39,073
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                        $ 7,527          $ 18,455
----------------------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR
Interest                                                                                          $ 1,681           $ 1,968
Income taxes                                                                                          414             1,336


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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2002 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

3. Net income per common share

The following table presents the computation of net income per common share.

                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
In thousands, except per share data             2003          2002          2003          2002
==============================================================================================
Net income                                  $    306      $    492       $   700      $    974

Dividends paid on preferred stock                 17            17            33            33
----------------------------------------------------------------------------------------------
Net income applicable to basic
  common shares                                  289           475           667           941
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                     2             2             4             4
----------------------------------------------------------------------------------------------
Net income applicable to diluted
 common shares                              $    291           477       $   671      $    945
==============================================================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                        124,460       120,968       124,518       122,983
----------------------------------------------------------------------------------------------
Diluted:
  Average common shares outstanding          124,460       120,968       124,518       122,983
  Average common shares converted from
    convertible subordinate debentures         8,550         8,550         8,550         8,550
----------------------------------------------------------------------------------------------
                                             133,010       129,518       133,068       131,533
==============================================================================================
NET INCOME PER COMMON SHARE

Basic                                       $   2.32      $   3.93      $   5.36      $   7.65
Diluted                                         2.19          3.68          5.04          7.18

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures. Additionally, in determining net income per common share, quarterly dividends paid on preferred stock have been adjusted to reflect the Corporation's annual dividend payment.

4. Mandatorily redeemable preferred capital securities of subsidiary trust

Interest expense on mandatorily redeemable preferred capital securities of subsidiary trust is included with interest expense on long-term debt.

5. Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order to conform with the 2003 presentation.

6. Recent accounting pronouncements

SAFS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued in May 2003. Statement No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement No. 150 did not have a significant effect on the Corporation's consolidated financial statements.

Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Corporation's consolidated financial statements.

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At June 30, 2003, total assets rose to $224 million from $215.1 million at the end of 2002, while total deposits increased to $189.4 million from $181.9 million. Both increases were due primarily to the deposit growth from the opening of a branch office in October, 2002.

Federal funds sold

Federal funds sold declined to $1 million at June 30, 2003 from $6.2 million at the end of 2002, while the related average balance decreased to $17.2 million for the first half of 2003 from $25.1 million in the first half of 2002. Both decreases resulted from the reinvestment of short-term earning assets into longer-term investments.

Investments

The investment securities available for sale ("AFS") portfolio rose to $61.2 million at June 30, 2003 from $50.4 million at the end of 2002, while the net related unrealized gain, net of tax, increased to $416,000 from $320,000, reflecting the impact of lower interest rates. The investments held to maturity ("HTM") portfolio increased to $30.1 million at June 30, 2003 from $29.6 million at the end of 2002.

At June 30, 2003, the Bank held callable U.S. government agency notes with a carrying value of $11.6 million, of which $10.6 million were included in the HTM portfolio. Gross unrealized appreciation on the total callable portfolio rose to $169,000 compared to $90,000 at the end of the first quarter due to a decrease in interest rates. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation, although reinvestment of proceeds received from such securities that are redeemed prior to the maturity may be reinvested at lower rates than received on the redeemed securities.

Loans

Loans rose to $110.7 million at June 30, 2003 from $109.2 million December 31, 2002, while average loans increased to $105.7 million for the first six months of 2003 from $95.7 million in the first six months of 2002. Most of the increase occurred in the commercial real estate portfolio.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.


(Dollars in thousands)                      Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                         2003        2002      2003        2002
--------------------------------------------------------------------------------
Balance at beginning of period          $2,125      $1,800    $2,100      $1,700
Provision for loan losses                   84          75       123         155

Recoveries of previous charge-offs          15           8        32          28
                                        ------      ------    ------      ------

                                         2,224       1,883     2,255       1,883
Less: Charge-offs                           99          24       130          24
                                        ------      ------    ------      ------
Balance at end of period                $2,125      $1,859    $2,125      $1,859
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

                                       June 30,   December 31,   June 30,
(Dollars in thousands)                  2003         2002         2002
--------------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                              1.92%        1.92%        1.89%
Total nonperforming loans              164.47%      170.04%      211.97%
Total nonperforming assets
  (nonperforming loans and OREO)       134.32%      133.90%      155.43%

Net charge-offs as a percentage
  of average loans (year-to-date)         .19%         N/A          N/A

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


                                  June 30,      December 31,    June 30,
(Dollars in thousands)             2003            2002           2002
--------------------------------------------------------------------------------
Nonaccrual loans
Commercial                        $  350         $  269         $  124
Installment                           27             24             13
Real estate                          575            472            712
                                  ------         ------         ------
Total                                952            765            849
                                  ------         ------         ------
Loans past due 90 days
  or more and still accruing
Commercial                            --             27            --
Installment                           22             23            28
Real estate                          318            225            --
                                  ------         ------         ------
Total                                340            275             28
                                  ------         ------         ------
Total nonperforming loans         $1,292         $1,040         $  877
                                  ======         ======         ======

Total nonperforming loans rose during the first half of 2003 due primarily to higher levels of nonperforming real estate loans. There were no impaired loans at June 30, 2003 or December 31, 2002, nor were there any impaired loans during the first six months of 2003 or 2002.

DEPOSITS

Total deposits rose $7.5 million to $189.4 million at June 30, 2003 from $181.9 million at the end of 2002, while average deposits rose 3.9%, to $192.9 million for the first six months of 2003 from $185.6 million for the first six months of 2002. Deposits rose primarily due to deposit growth in a branch office opening in October, 2002.

Total demand deposits decreased from $37.8 million at December 31, 2002 to $29 million at June 30, 2003, while average demand deposits for the first six months of 2003 declined to $35 million from $38.6 million for the first six months of 2002. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, increased to $106.1 million at June 30, 2003 from $90.4 million at the end of 2002, while savings balances averaged $104.6 million in the first half of 2003 compared to $90.6 million in the first half of 2002. These increases resulted from the aforementioned branch opening. Total time deposits rose to $54.3 million at June 30, 2003 from $53.7 million at the end of 2002, while average time deposits declined to $53.2 million for the first six months of 2002 from $56.4 for the first six months of 2002. These changes in time deposits resulted from charges in municipal account balances.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2003 and December 31, 2002. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

There were no short-term borrowings at December 31, 2002, while such borrowings totalled $1.5 million at June 30, 2003, while the average balances were $600,000 on for the first six months of 2003 compared to $1.1 million for the first half of 2002. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

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

At June 30, 2003, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 6.76%, 12.18% and 14.29%, respectively, while the Bank's ratios were 7.48%, 13.71% and 15.09%.

RESULTS OF OPERATIONS

Net income declined to $306,000 for the second quarter of 2003 from $492,000 for the same 2002 quarter due primarily to a 15.7% increase in other operating expenses. Related earnings per share on a diluted basis were $2.19 and $3.68. Net income decreased to $700,000 for the first half of 2003 from $974,000 for the similar 2002 period due primarily to a 13.8% increase in other operating expenses. Related earnings per share on a diluted basis declined to $5.04 from $7.18.

Income and expense comparisons for the quarter and first half of 2003 with the similar periods in 2002 were affected by the operation in 2003 of branches that opened in October, 2002, and April, 2003.

Net interest income

In the second quarter of 2003, net interest income on a tax equivalent basis rose 3.0%, to $2,190,000 from $2,127,000 for the same 2002 period, while the net interest margin declined to 4.24% from 4.39%. The increased income resulted from higher levels of earning assets. The lower interest margin was due to the effects of the lower interest rate environment, where interest rates remain at historically low levels. Both quarters included the accretion of deferred income totalling $96,000 into interest income from interest bearing deposits with banks. This income was received in 2001 from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates, and represents a yield enhancement.

For the first half of 2003, net interest income on a tax equivalent basis rose 4.1% to $4,375,000 from $4,202,000 for the same 2002 period, while the related net interest margin rose to 4.24% from 4.20%. The increased net interest income resulted from higher levels of investments and loans and a decrease in Federal funds sold. Both six-month periods include $192,000 of the aforementioned deferred income.

Interest income on a tax equivalent basis declined 3.3% in the first half of 2003 compared to the first half of 2002 due to the low interest rate environment. As a result, the average rate on interest earning assets decreased to 5.78% from 6.27%. Interest expense declined 18.9% between the same periods due primarily to a reduction of 48 basis points in the cost to fund interest earning assets, from 2.07% to 1.59%. The decrease in the average rates earned and paid were affected by the low interest rate environment.

Other operating income

Other operating income, including the results of investment securities transactions, decreased 9.2% in the second quarter of 2003 compared to the similar 2002 period, while such income decreased 7.7% during the six months ended June 30, 2003 compared to the 2002 first half. Both reductions resulted primarily from lower CDFI award income received for achieving targets for lending in low-income communities. There is no assurance that the Corporation will receive awards from the CDFI in the future.

Other operating expenses

Other operating expenses rose 15.7% for the second quarter of 2003 to $2,237,000 from $1,933,000 in the second quarter of 2002, with the increase attributable primarily to the costs associated with operating the branch opening in October, 2002, along with higher salary and benefit expenses. Merit increases, along with staffing increases resulting from product and branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the increased benefit expense. First half 2003 other operating expenses rose 13.8%, to $4,309,000 from $3,788,000 a year earlier for the same reasons that caused the second quarter increase. Also contributing to the increases was a loss of $77,000 attributable to a $278,000 embezzlement of loan proceeds by an employee. An additional $11,000 of interest income on these loans was reversed and the Bank expects to file a fidelity bond claim for the remaining $190,000, as well as to pursue legal action to recover the funds.

Also contributing to the increases in both the 2003 second quarter and first half was a $60,000 loss attributable to a $280,000 embezzlement. A claim will be filed with the fidelity bond carrier upon the completion of an internal investigation to recover the balance of the $270,000.

Income tax expense

Income tax expense declined in the second quarter and first half of 2003 from the similar 2002 periods due to lower taxable income levels, while, income tax expense as a percentage of pretax income decreased slightly to 35.1% for the 2003 second quarter from 36.9% in the 2002 second quarter. Income tax as a percentage of pretax income was 35% in both the first half of 2003 and the first half of 2002.

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

The major contribution during the first half of 2003 from operating activities to the Corporation's liquidity came from net income, while the highest use of cash was for the origination of loans to be sold in the secondary market.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale.

The major contribution during the first six months of 2003 from financing activities was from an increase in deposits, while there were no significant uses of funds.

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

The Corporation has become more asset sensitive during 2003 in anticipation of higher interest rates within the next eighteen months. Accordingly, the Corporation has become more susceptible to interest rate risk in a decreasing rate environment. Based on the results of the most recent interest simulation model, if interest rates decreased 100 basis points from current rates in an immediate and parallel shock, pretax income would decrease $284,000, which is within the limitations established by the Corporation. If rates increased 100 basis points, pretax income would increase by $106,000.

ITEM 4.  CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this report, the Corporation carried out an evaluation, under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer and with the participation of the Corporation's management, including the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation's financial statements required to be included in the Corporation's periodic Securities and Exchange Commission filings. No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 22, 2003. The stockholders voted upon the election of one person, named in the proxy statement, to serve as a director of the Corporation for three years. The director was elected at the Annual Meeting with 43,926 votes "for" and 44 votes "withheld" for Leon Ewing. Mr. Ewing's term was continued after the Annual Meeting.

Stockholders also voted upon the ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2003. Stockholders voted 43,803 shares "for" the proposal, 42 shares "against" and 125 votes "abstained".

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

      (4)(c)   Indenture dated July 11, 2002 between the Corporation and
               Wilmington Trust Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

      (10)(f)  Loan Agreement dated December 28, 2001 by and between the
               Corporation and National Community Investment Fund incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2001.

      (10)(g)  Pledge Agreement dated December 28, 2001 by and between the
               Corporation and National Community Investment Fund incorporated by reference to Exhibit (10)(g) to the Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2001.

      (10)(h)  Asset Purchase and Sale Agreement between the Bank and Carver
               Federal Savings Bank dated as of January 26, 1998
               (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2001.

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

      (31)    Certification of Periodic Report (302).

      (32)    Certificate of Periodic Report (906).

  (c) No reports on Form 8-K were filed during the quarter ending June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         August 12, 2003    /s/ Edward R. Wright
                            ---------------------------------------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)