Form 10-Q
period 2003-09-30
CITY NATIONAL BANCSHARES CORP
filed 2003-11-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

      (Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2003
      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from       to

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

Yes X       No

The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 7, 2003 was approximately $3,986,150.

There were 131,560 shares of common stock outstanding at November 12, 2003.

Index                                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as of September 30, 2003 (Unaudited) and December 31, 2002    3

         Consolidated Statement of Income (Unaudited) for the Nine Months
         Ended September 30, 2003 and 2002 and for the Three Months Ended
         September 30, 2003 and 2002 .........................................................    4

         Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended
         September 30, 2003 and 2002 .........................................................    5

         Notes to Consolidated Financial Statements (Unaudited) ..............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................................    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........................   13

PART II. OTHER INFORMATION ...................................................................   13

Item 1. Legal proceedings ....................................................................   13

Item 6. Exhibits and Reports on Form 8-K .....................................................   14

Signatures ...................................................................................   16

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                                September 30,  December 31,
Dollars in thousands, except per share data                                                         2003          2002
-------------------------------------------                                                         ----          ----
                                                                                                 (UNAUDITED)

ASSETS

Cash and due from banks                                                                          $   4,566     $   5,996
Federal funds sold                                                                                   2,880         6,200
Interest bearing deposits with banks                                                                 3,653         3,528
Investment securities available for sale                                                            49,331        50,382
Investment securities held to maturity (Market value of $29,290
       at September 30, 2003 and $30,691 at December 31,2002 )                                      28,617        29,559
Loans held for sale                                                                                    860            --
Loans                                                                                              126,430       109,195
Less: Reserve for loan losses                                                                        2,200         2,100
                                                                                                 ---------     ---------
Net loans                                                                                          125,090       107,095
                                                                                                 ---------     ---------
Premises and equipment                                                                               4,071         4,167
Accrued interest receivable                                                                          1,091         1,256
Other real estate owned                                                                                290           352
Cash surrender value of life insurance                                                               3,684         2,584
Other assets                                                                                         4,356         3,987
                                                                                                 ---------     ---------
TOTAL ASSETS                                                                                     $ 227,629     $ 215,106
                                                                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                    $  28,118     $  37,808
       Savings                                                                                     107,954        90,394
       Time                                                                                         55,157        53,692
                                                                                                 ---------     ---------
Total deposits                                                                                     191,229       181,894
Short-term borrowings                                                                                  580            --
Accrued expenses and other liabilities                                                               3,215         3,782
Long-term debt                                                                                      15,875        13,179
Mandatorily redeemable preferred capital securities of subsidiary trust                              3,000         3,000
                                                                                                 ---------     ---------
Total liabilities                                                                                  213,899       201,855

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A, issued and outstanding 8 shares in 2003 and 2002                              200           200
               Series C, issued and outstanding 108 shares in 2003 and 2002                             27            27
               Series D, issued and outstanding 3,280 shares in 2003 and 2002                          820           820
        Common stock, par value $10: Authorized 400,000 shares;
              134,530 shares issued in 2003 and 125,980 in 2002
              131,989 shares outstanding in 2003 and 124,611 shares outstanding in 2002              1,345         1,260
       Surplus                                                                                       1,068           999
       Retained earnings                                                                            10,487         9,660
       Accumulated other comprehensive (loss) gain, net of tax                                        (123)          320
       Treasury stock, at cost - 2,541 shares  and 1,369 shares in 2003 and 2002, respectively         (94)          (35)
                                                                                                 ---------     ---------
Total stockholders' equity                                                                          13,730        13,251
                                                                                                 ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 227,629     $ 215,106
                                                                                                 =========     =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)             SEPTEMBER 30,               SEPTEMBER 30,
                                                         -------------               -------------
Dollars in thousands, except per share data             2003        2002            2003        2002
-------------------------------------------             ----        ----            ----        ----
INTEREST INCOME

Interest and fees on loans                             $   1,992   $   1,850    $   5,636   $   5,469
Interest on Federal funds sold and securities
        purchased under agreements to resell                  12          46          112         254
Interest on deposits with banks                              128         128          382         382
Interest and dividends on investment securities:
        Taxable                                              761         922        2,457       2,746
        Tax-exempt                                           102         109          316         323
                                                       ---------   ---------    ---------   ---------
Total interest income                                      2,995       3,055        8,903       9,174
                                                       ---------   ---------    ---------   ---------

INTEREST EXPENSE
Interest on deposits                                         565         778        1,767       2,433
Interest on short-term borrowings                              3           4            6          12
Interest on long-term debt                                   233         227          671         592
                                                       ---------   ---------    ---------   ---------
Total interest expense                                       801       1,009        2,444       3,037
                                                       ---------   ---------    ---------   ---------

Net interest income                                        2,194       2,046        6,459       6,137
Provision for loan losses                                     16          83          139         238
                                                       ---------   ---------    ---------   ---------
Net interest income after provision
         for loan losses                                   2,178       1,963        6,320       5,899
                                                       ---------   ---------    ---------   ---------

OTHER OPERATING INCOME
Service charges on deposit accounts                          317         319          880         845
Other income                                                 346         272        1,033       1,137
Net gains (losses) on sales of investment securities          16          (3)          11         (45)
                                                       ---------   ---------    ---------   ---------
Total other operating income                                 679         588        1,924       1,937
                                                       ---------   ---------    ---------   ---------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                       1,234       1,104        3,617       3,191
Occupancy expense                                            177         149          543         436
Equipment expense                                            109          96          320         328
Other expenses                                               586         576        1,935       1,758
                                                       ---------   ---------    ---------   ---------
Total other operating expenses                             2,106       1,925        6,415       5,713
                                                       ---------   ---------    ---------   ---------
Income  before income tax expense                            751         626        1,829       2,123
Income tax expense                                           246         215          624         738
                                                       =========   =========    =========   =========
NET INCOME                                             $     505   $     411    $   1,205   $   1,385
                                                       =========   =========    =========   =========

NET INCOME PER COMMON SHARE

Basic                                                  $    3.69   $    3.15    $    9.09   $   10.80
Diluted                                                $    3.69        2.96         8.72       10.14
                                                       =========   =========    =========   =========

Basic average common shares outstanding                  132,259     124,796      127,088     123,594
Diluted average common shares outstanding                132,259     133,346      132,788     132,144
                                                       =========   =========    =========   =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                          -------------
IN THOUSANDS                                                                            2003        2002
------------                                                                            ----        ----
OPERATING ACTIVITIES
Net income                                                                            $  1,205    $  1,385
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                          319         298
    Provision for loan losses                                                              139         238
    Premium amortization on investment securities                                          179          42
    Net (gains) losses on sales and early redemptions of investment securities             (11)         45
    Gains on loans held for sale                                                           (11)         (6)
Loans originated for sale                                                               (2,195)       (581)
Proceeds from sales and principal payments from loans held for sale                      1,346         587
Decrease (increase) in accrued interest receivable                                         165         (13)
Deferred income tax expense benefit                                                        120         (95)
Increase in other assets                                                                  (202)       (971)
Decrease in accrued expenses and other liabilities                                        (567)       (246)
                                                                                      --------    --------
Net cash provided by operating activities                                                  487         683
                                                                                      --------    --------

INVESTING ACTIVITIES
Increase in cash surrender value of life insurance                                      (1,100)       (365)
Increase in loans, net                                                                 (17,274)     (3,008)
(Increase) decrease in interest bearing deposits with banks                               (125)        104
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and early redemptions                         33,495      30,116
Proceeds from maturities of investment securities held to maturity,
      including sales, principal payments and early redemptions                         18,317       5,639
Purchases of investment securities available for sale                                  (33,362)    (40,187)
Purchases of investment securities held to maturity                                    (17,355)     (5,342)
Purchases of premises and equipment                                                       (223)       (253)
Decrease in other real estate owned, net                                                    62         140
                                                                                      --------    --------
Net cash used in investing activities                                                  (17,565)    (13,156)
                                                                                      --------    --------

FINANCING ACTIVITIES
Increase (decrease) in deposits                                                          9,335     (10,192)
Increase (decrease) in short-term borrowings                                               580        (246)
Increase in long-term debt                                                               2,850          87
Issuance of mandatorily redeemable preferred capital securities of subsidiary trust         --       3,000
Purchases of treasury stock                                                                (59)         (9)
Dividends paid on preferred stock                                                          (67)        (67)
Dividends paid on common stock                                                            (311)       (281)
                                                                                      --------    --------
Net cash provided by (used in) financing activities                                     12,328      (7,708)
                                                                                      --------    --------
Net decrease cash and cash equivalents                                                  (4,750)    (20,181)
Cash and cash equivalents at beginning of period                                        12,196      39,073
                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $  7,446    $ 18,892
                                                                                      --------    --------

CASH PAID DURING THE YEAR
Interest                                                                              $  2,483    $  2,903
Income taxes                                                                               414       1,988

NON-CASH INVESTING ACTIVITIES
Conversion of long-term debt into common stock                                             154          --

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2002 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

3. Net income per common share

The following table presents the computation of net income per common share.

                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                              -------------              -------------
In thousands, except per share data         2003         2002         2003         2002
-----------------------------------         ----         ----         ----         ----
Net income                               $     505    $     411    $   1,205    $   1,385
Dividends paid on preferred stock              (17)         (17)         (52)         (52)
                                         ---------    ---------    ---------    ---------
Net income applicable to basic
  common shares                                488          394        1,153        1,333
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                  --            2            4            6
                                         ---------    ---------    ---------    ---------
Net income applicable to diluted
 common shares                           $     488    $     396    $   1,157    $   1,339
                                         =========    =========    =========    =========
NUMBER OF AVERAGE COMMON SHARES
Basic                                      132,259      124,796      127,088      123,594
                                         ---------    ---------    ---------    ---------

Diluted:
  Average common shares outstanding        132,259      124,796      127,088      123,594
  Average common shares converted from
    convertible subordinate debentures          --        8,550        5,700        8,550
                                         =========    =========    =========    =========
                                           132,259      133,346      132,788      132,144
                                         =========    =========    =========    =========
NET INCOME PER COMMON SHARE
Basic                                    $    3.69    $    3.16    $    9.09    $   10.80
Diluted                                       3.69         2.97         8.72        10.14

4. Recent accounting pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

In its current form, FIN 46 may require the Corporation to de-consolidate its investment in Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Corporation was not allowed to include the $3.0 million in trust preferred securities issued by subsidiary trusts in Tier I capital, the Corporation would remain "well capitalized."

On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a significant effect on the Corporation's consolidated financial statements.

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Corporation's consolidated financial statements.

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Corporation's consolidated financial statements.

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

City National Bancshares Corporation ("CNBC") is a holding company and the parent company of City National Bank of New Jersey ("CNB"). CNB is an African-American owned and operated commercial bank located in Newark, New Jersey with branch locations in New Jersey and New York. All of the Bank's offices are located in low to moderate income urban areas. As a result of successfully serving these markets, the Bank, as well as the holding company, has been designated a Community Development Financial Institution ("CDFI") by the U.S. Treasury Department, as well as a Community Development Entity ("CDE").

As a minority bank, CNB is eligible to participate in various government and corporate programs which generate loans and deposits along with other potential opportunities to increase earnings. Additionally, the Bank seeks to partner with municipalities in the areas in which it does business to provide banking services to underserved segments of the community.

In recognition of its efforts, the Bank has received grants from the U.S. Treasury Department for making loans, opening branch offices in lower-income communities and making deposits in other CDFI's. The Bank received $1.2 million in 2000, $2 million in 2001 and $513,000 in 2003.

The Bank is currently in an expansion mode, having opened one de novo branch in each of 2003, 2002 and 2001. As a result, earnings have been negatively impacted during the branches' initial growth stages. Management expects to continue its expansion plans for the foreseeable future.

FINANCIAL CONDITION

At September 30, 2003, total assets rose to $227.6 million from $215.1 million at the end of 2002, while average total assets grew 6.7% for the first three quarters of 2003, to $228.1 million from $213.8 million for the first three quarters of 2002. Higher deposit levels were the primary reason for the growth.

Federal funds sold

Federal funds sold declined to $2.9 million at September 30, 2003 from $6.2 million at the end of 2002, while the related average balance decreased to $13.2 million for the first nine months of 2003 from $20.3 million in the first nine months of 2002. Both decreases resulted primarily from the reinvestment of short-term earning assets into loans.

Investments

The investment securities available for sale ("AFS") portfolio declined to $49.3 million at September 30, 2003 from $50.4 million at the end of 2002, while the related net unrealized loss, net of tax, totalled $123,000 compared to net unrealized gain of $320,000 at December 31, 2002, reflecting the impact of higher long-term interest rates. The investments held to maturity ("HTM") portfolio decreased to $28.6 million at September 30, 2003 from $29.6 million at the end of 2002.

During the third quarter and the first nine months of 2003, securities purchased for both the AFS and HTM portfolios were comprised primarily of mortgage-backed securities ("MBS"). These MBS have average lives of primarily five years or less in order to mitigate extension risk. Because of the current low-interest rate environment, management has shortened the average life of the overall portfolio in order to mitigate interest rate risk.

Loans

Loans rose to $127.3 million at September 30, 2003 from $109.2 million December 31, 2002, while average loans increased to $112.1 million for the first nine months of 2003 from $97.1 million in the first nine months of 2002. The Bank purchased $15 million of loans in the 2003 third quarter, comprising most of the increase, most of which occurred in the commercial real estate portfolio.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

                                      Three Months            Nine Months
                                    Ended September 30,    Ended September 30,
                                    -------------------    -------------------
(Dollars in thousands)                 2003     2002         2003     2002
----------------------                 ----     ----         ----     ----
Balance at beginning of period       $2,125   $1,859       $2,100   $1,700
Provision for loan losses                16       83          139      238
Recoveries of previous charge-offs      114       10          146       38
                                     ------   ------       ------   ------
                                      2,255    1,952        2,385    1,976
Less: Charge-offs                        55        2          185       26
                                     ------   ------       ------   ------
Balance at end of period             $2,200   $1,950       $2,200   $1,950
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

                                    September 30,    December 31,
(Dollars in thousands)                 2003             2002
----------------------                 ----             ----
Reserve for loan
  losses as a percentage of:
Total loans                            1.73%            1.92%
Total nonperforming loans            165.41%          201.92%
Total nonperforming assets
  (nonperforming loans and OREO)     135.80%          180.86%

Net charge-offs as a percentage
  of average loans (year-to-date)       .03%             N/A

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans.

                             September 30,    December 31,
(Dollars in thousands)           2003            2002
----------------------           ----            ----
Nonaccrual loans
Commercial                     $  317           $  269
Installment                        43               24
Real estate                       645              472
                               ------           ------
Total                           1,005              765
                               ------           ------

Loans past due 90 days
or more and still accruing
Commercial                         --               27
Installment                        18               23
Real estate                       307              225
                               ------           ------
Total                             325              275
                               ------           ------
Total nonperforming loans      $1,330           $1,040
                               ======           ======

Total nonperforming loans rose during the first nine months of 2003 due primarily to higher levels of nonperforming real estate loans. There were no impaired loans at September 30, 2003 or December 31, 2002, nor were there any impaired loans during the nine months of 2003 or 2002.

DEPOSITS

Total deposits increased $9.3 million to $191.2 million at September 30, 2003 from $181.9 million at the end of 2002, while average deposits rose 5.7%, to $193.7 million for the first nine months of 2003 from $183.3 million for the first nine months of 2002. Deposits rose primarily due to deposit growth in a branch office opened in October, 2002.

Total demand deposits decreased from $37.8 million at December 31, 2002 to $28.1 million at September 30, 2003, while average demand deposits for the first nine months of 2003 declined to $33.1 million from $34.7 million for the first nine months of 2002. Both decreases occurred due to the transfer of noninterest bearing accounts to money market accounts, which are included with savings accounts. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, increased to $108 million at September 30, 2003 from $90.4 million at the end of 2002, while savings balances averaged $107.1 million in the first nine months of 2003 compared to $90.8 million in the first nine months of 2002. These increases resulted from the aforementioned transfers along with the branch opening. Total time deposits rose to $55.2 million at September 30, 2003 from $53.7 million at the end of 2002, while average time deposits declined to $53.5 million for the first nine months of 2002 from $57.8 for the first nine months of 2002.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2003 and December 31, 2002. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

There were no short-term borrowings at December 31, 2002, while such borrowings totalled $580,000 at September 30, 2003, while the average balances were $836,000 for the first nine months of 2003 compared to $1.1 million for the first three quarters of 2002. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

LONG-TERM DEBT

Long-term debt increased due to the addition of $3 million of medium-term Federal Home Loan Bank fixed-rate advances in the third quarter of 2003. Also during the quarter, a $154,000 convertible debenture was converted into 8,550 shares of common stock.

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

At September 30, 2003, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 7.58%, 11.36% and 13.20%, respectively, while the Bank's ratios were 8.46%, 12.51% and 13.76%.

RESULTS OF OPERATIONS

Net income increased to $505,000 for the third quarter of 2003 from $411,000 for the same 2002 quarter due primarily to a 7.2% increase in net interest income. Related earnings per share on a diluted basis were $3.69 and $2.97. Net income decreased to $1,205,000 for the first nine months of 2003 from $1,385,000 for the similar 2002 period due primarily to a 12.3% increase in other operating expenses. Related earnings per share on a diluted basis decreased to $8.72 from $10.14.

Income and expense comparisons for the third quarter and the first nine months of 2003 with the similar periods in 2002 were affected by the operation during 2003 of the branches that opened in October, 2002, and April 2003, respectively. Additionally, earnings per share calculations for both the three-month and nine-month periods were negatively affected by the issuance of additional common shares at the beginning of the third quarter.

Net interest income

In the third quarter of 2003, net interest income on a tax equivalent basis rose 6.8%, to $2,244,000 from $2,101,000 for the same 2002 period, while the net interest margin rose to 4.14% from 4.06%. The increased income resulted from higher levels of earning assets. The higher interest margin was due to the reinvestment of Federal funds sold balances into higher earning investments and loans. Each quarter included the accretion of deferred income totalling $96,000 into interest income from interest bearing deposits with banks. This income was received in 2001 from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates, and represents a yield enhancement.

For the first three quarters of 2003, net interest income on a tax equivalent basis rose 5.0% to $6,618,000 from $6,302,000 for the same 2002 period, while the related net interest margin rose to 4.20% from 4.06%. The increased net interest income resulted from higher levels of investments and loans and a decrease in Federal funds sold. Each nine-month period includes $288,000 of the aforementioned deferred income.

Interest income on a tax equivalent basis declined 3.1% in the first nine months of 2003 compared to the first nine months of 2002 due to the low interest rate environment. As a result, the average rate earned on interest earning assets decreased 56 basis points to 5.75% from 6.31%. Interest expense declined 24.3% between the same periods due primarily to a reduction of 50 basis points in the cost to fund interest earning assets, from 2.05% to 1.55%. The decrease in the average rates earned and paid were affected by the low interest rate environment.

Other operating income

Other operating income, including the results of investment securities transactions, rose 15.5% in the third quarter of 2003 compared to the similar 2002 period, while such income decreased slightly during the nine months ended September 30, 2003 compared to the 2002 third quarter. The third quarter increase resulted from increased earnings from our investment in an unconsolidated leasing subsidiary. The decrease for the first three quarters resulted primarily from lower CDFI award income received for achieving targets for lending in low-income communities. Such income amounted to $289,000 for the first nine months of 2003 compared to $567,000 for the similar 2002 period. Additionally, there is no assurance that the Corporation will receive awards from the CDFI in the future.

Other operating expenses

Other operating expenses rose 9.4% for the third quarter of 2003 to $2,106,000 from $1,925,000 in the third quarter of 2002, with the increase attributable primarily to the costs associated with operating the new branches, along with higher salary and benefit expenses. Merit increases, along with staffing increases resulting from product and branch expansion, contributed to the salary increase, while higher health insurance costs was the primary cause for the increased benefit expense. For the first nine months of 2003, other operating expenses rose 12.3%, to $6,415,000 from $5,713,000 a year earlier for the same reasons that caused the third quarter increase. Also contributing to the increase was a loss of $77,000 recorded in the second quarter of 2003 attributable to a $278,000 embezzlement of loan proceeds by an employee. An additional $11,000 of interest income on these loans was reversed and the Bank has filed a fidelity bond claim for the remaining $190,000, and is pursuing legal action to recover the funds.

Income tax expense

Income tax expense rose in third quarter of 2003 from the similar 2002 quarter due to higher taxable income levels. Related income tax expense as a percentage of pretax income declined in the third quarter of 2003 to 32.8% compared to 34.3% for the third quarter of 2002 due to higher levels of tax-exempt income. For the first nine months of 2003, income tax expense decreased compared to the similar period of 2002 due to lower taxable income. The related income tax expense as a percentage of pretax income also decreased from 34.8% to 34.1% due to higher levels of tax-exempt income.

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

The major contribution during the first nine months of 2003 from operating activities to the Corporation's liquidity came from proceeds from the sale of loans in the secondary market, while the highest use of cash was for the origination of loans to be sold in the secondary market.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale.

The major contribution during the first nine months of 2003 from financing activities was from an increase in deposits, while there were no significant uses of funds.

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

These assumptions are inherently uncertain, and as a result, these models cannot precisely estimate the effect that higher or lower rate environments will have on net interest income. Actual results may differ from simulated projections due to the timing, magnitude or frequency of interest rate changes, as well as changes in management's strategies. Based on the results of the most recent interest simulation model, if interest rates increased 100 basis points from current rates in an immediate and parallel shock, there would be no charge in pretax income. If rates increased 100 basis points, pretax income would decrease by $14,000. The reduction is within the limitations established by the Corporation.

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

ITEM 4. CONTROLS AND PROCEDURES

During July, 2003, the Corporation carried out an evaluation, under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer and with the participation of the Corporation's management, including the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation's financial statements required to be included in the Corporation's periodic Securities and Exchange Commission filings. No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

            (10)(c) Lease and option Agreement dated May 6, 1995 by and between the RTC and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

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


(c) No reports on Form 8-K were filed during the quarter ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



     CITY NATIONAL BANCSHARES CORPORATION
     (Registrant)

     November 12, 2003      /s/ Edward R. Wright
                            ----------------------------------------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)