Form 10-K
period 2003-12-31
CITY NATIONAL BANCSHARES CORP
filed 2004-03-30
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

       (MARK ONE)
       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
Yes  X    No
   -----    -----

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 2004 was approximately $4,370,410.

There were 131,299 shares of common stock outstanding at March 18, 2004

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the definitive Proxy Statement for the 2004 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents

                                                                                         Page
                                     PART I

Item 1.  Business...................................................................        3
Item 2.  Properties.................................................................        5
Item 3.  Legal Proceedings..........................................................        5
Item 4.  Submission of Matters to a Vote of Security Holders........................        5

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..        5
Item 6.  Selected Financial Data....................................................        7
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................   8 - 17
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.................       17
Item 8.  Financial Statements and Supplementary Data................................  18 - 31
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...................................       33
Item 9a.  Controls and Procedures...................................................       33

                                    PART III

Item 10. Directors and Executive Officers of Registrant.............................       33
Item 11. Executive Compensation.....................................................       33
Item 12. Security Ownership of Certain Beneficial Owners and Management.............       33
Item 13. Certain Relationships and Related Transactions.............................       33

                                     PART IV

Item 14. Principal Accountant Fees and Services ....................................       33
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K............  33 - 35

Signatures..........................................................................       36

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2003, CNBC had consolidated total assets of $236.4 million, total deposits of $198.4 million and stockholders' equity of $14.3 million. In addition to its principal subsidiary, City National Bank of New Jersey (the "Bank" or "CNB"), a nationally chartered commercial bank which commenced operations on June 11, 1973, the Corporation formed a subsidiary during 2002, City National Bank Capital Trust I, through which it issued trust preferred securities.

CNB is a national banking association chartered in 1973 under the laws of the United States of America and has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB. CNB is minority owned and operated and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through its retail branch network. Deposit services include savings, checking, certificates of deposit, money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.

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

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its nine-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, and one each in Hackensack and Paterson, New Jersey. As a result of the acquisitions of two branches from Carver Federal Savings Bank ("Carver"), the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island. The Bank opened de novo branches in Hempstead, Long Island in 2002 and Manhattan, New York in 2003.

The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Bank lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in New Jersey. The Bank's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly low to moderate income households. The Bank has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. The Bank believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty, which is essential to the Bank's ability to compete effectively. The Bank offers various investment products, including mutual funds.

The Bank does not have a trust department. Sales of annuities and mutual funds are offered to customers under a networking agreement with the Independent Community Bankers of America.

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

Management believes that as New Jersey's only African-American owned and controlled Bank, it has a unique ability to provide commercial banking services to low and moderate income segments of the minority community.

SUPERVISION AND REGULATION

The banking industry is highly regulated. The following discussion summarizes some of the material provisions of the banking laws and regulations affecting City National Bancshares Corporation and City National Bank of New Jersey.

GOVERNMENTAL POLICIES AND LEGISLATION

The policies of regulatory authorities, including the Federal Reserve Bank and the Federal Deposit Insurance Corporation, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve Bank is to regulate national monetary policy by such means as open market dealings in securities, the establishment of the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits.

The efforts of national monetary policy have a significant impact on the business of the Bank, which is measured and managed through its interest rate risk policies.

The Federal Open Market Committee lowered the target Federal funds rate from 1.25% to 1.00% in 2003. The three-month U.S. Treasury bill rate started 2003 at 1.19%, declining to .92% at the end of the year. As a result of the continued low interest rate environment, the Bank lowered its prime lending rate once during 2003, from 4.25% to 4.00%, after reducing it from 4.75% to 4.25% in 2003. Rates earned on the Corporation's interest-earning assets and rates paid on interest-bearing liabilities declined in 2003 compared to 2002.

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

EMPLOYEES

On December 31, 2003, CNBC and its subsidiaries had 97 full-time equivalent employees. Management considers relations with employees to be satisfactory.

ITEM 2. PROPERTIES

The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey in a building owned by CNB. The Bank has four other branch locations in New Jersey and four in the state of New York. Four of the locations are in leased space while the others are owned by the Bank.

The New Jersey branch offices are located in Newark and Hackensack, all owned, and in Paterson, which is leased. The New York branches are located in Roosevelt and Hempstead, Long Island, both of which are leased and in Harlem and Brooklyn, New York, which is owned. The Harlem branch is leased, while the Brooklyn branch is owned.

In addition to its branch network, the Bank currently maintains five ATM's at remote sites.

ITEM 3. LEGAL PROCEEDINGS

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleged, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. CNB has been awarded a $1.7 million judgment, representing the loss, cost of collection and interest. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is unlikely that CNB will receive any of the judgment, and the amount that CNB will ultimately recover, if any, under the insurance policy cannot be determined.

During 2003, the Bank incurred a credit card fraud loss of $295,000. The Bank has filed a claim with its fidelity bond carrier to recover this loss and is contemplating legal action. The amount that CNB will ultimately recover, if any, under the insurance policy or from such legal action cannot be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003 there were no matters submitted to stockholders for a vote.

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

At February 25, 2004, the Corporation had 1,493 common stockholders of record.

On April 7, 2003, the Corporation paid a cash dividend of $2.50 per share to stockholders of record on April 10, 2003. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

FORM 10-K

THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K IS AVAILABLE WITHOUT CHARGE UPON WRITTEN REQUEST TO CITY NATIONAL BANCSHARES CORPORATION, EDWARD R. WRIGHT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, 900 BROAD STREET, NEWARK, NEW JERSEY, 07102.

TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

Dollars in thousands, except per share data               2003         2002         2001         2000         1999
-------------------------------------------             --------     --------     --------     --------     --------
YEAR-END BALANCE SHEET DATA
Total assets                                            $236,385     $215,199     $222,298     $200,442     $172,496
Gross loans                                              131,771      109,195       99,190       90,653       82,446
Allowance for loan losses                                  2,200        2,100        1,700        1,200        1,975
Investment securities                                     77,193       79,941       71,291       65,930       68,475
Total deposits                                           198,371      181,894      194,129      176,169      139,837
Long-term debt                                            19,318       16,272       13,204       12,425       16,225
Stockholders' equity                                      14,311       13,251       11,434       10,235        9,026
                                                        ========     ========     ========     ========     ========
INCOME STATEMENT DATA
Interest income                                         $ 12,084     $ 12,221     $ 12,887     $ 12,477     $ 10,615
Interest expense                                           3,266        3,994        5,268        6,381        5,276
                                                        --------     --------     --------     --------     --------
Net interest income                                        8,818        8,227        7,619        6,096        5,339
Provision for loan losses                                    129          356          356          872          906
                                                        --------     --------     --------     --------     --------
Net interest income after provision
  for loan losses                                          8,689        7,871        7,263        5,224        4,433
Other operating income                                     2,605        2,856        2,589        2,547        1,492
Other operating expenses                                   8,847        8,089        7,827        6,239        5,330
                                                        --------     --------     --------     --------     --------
Income before income tax expense                           2,447        2,638        2,025        1,532          595
Income tax expense                                           726          918          719          452          193
                                                        --------     --------     --------     --------     --------
Net income                                              $  1,721     $  1,720     $  1,306     $  1,080     $    402
                                                        ========     ========     ========     ========     ========

PER COMMON SHARE DATA

Net income per basic share                              $  12.94     $  13.35     $  10.05     $   8.21     $   2.48
Net income per diluted share                               12.55        12.54         9.33         7.52         2.34
Book value                                                100.89        97.94        83.01        75.68        66.73
Dividends                                                   2.50         2.25         2.00         1.85         1.80

Basic average number of common shares
  outstanding                                            127,854      123,852      123,241      120,926      118,902
Diluted average number of common shares
  outstanding                                            132,129      132,402      133,766      133,426      131,402
Number of common shares outstanding at year-end          131,469      124,611      125,125      121,406      119,571

FINANCIAL RATIOS
Return on average assets                                     .75%         .80%         .65%         .61%         .25%
Return on average common equity                            13.21        14.76        12.69        12.06         3.49
Stockholders' equity as a percentage of total assets        6.05         6.16         5.14         5.11         5.23
Dividend payout ratio                                      19.32        16.85        19.90        22.53        72.58
                                                        ========     ========     ========     ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this analysis is to provide information relevant to understanding and assessing the Corporation's results of operations for each of the past three years and financial condition for each of the past two years.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's expectations about new and existing programs and products, relationships, opportunities, and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time.

EXECUTIVE SUMMARY

The primary source of the Corporation's income comes from net interest income, which represents the excess of interest earned on earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation's interest earning assets is the loan portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk.

Net income rose to $1,721,000 in 2003 from to $1,720,000 in 2002 due primarily to an increase in net interest income offset by higher operating expenses. Included in both years' earnings were awards received from the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund. The awards were based in part on the Bank's lending efforts in qualifying lower income communities. Award income was $94,000 in 2003 compared to $343,000 in 2002. Additionally, the Bank recorded award income related to deposits made in other CDFI's of $386,000 in 2003 and $384,000 in 2002, respectively. Finally, additional award income of $3,000 was also recorded, representing an award received for opening a branch office in a low-income area. In total, $483,000 of award income was recorded in 2003, while $727,000 was recorded in 2002. Excluding these awards, net income would have totaled $1,409,000 and $1,247,000 in 2003 and 2002, respectively. These awards are dependent on the availability of funds in the CDFI Fund as well as the Bank meeting various qualifying standards. Accordingly, there is no assurance that the Bank will continue to receive these awards in the future.

Total assets increased 9.8% to $236.4 million at the end of 2003 from $215.2 million a year earlier, while average assets rose 7.2% in 2003, due primarily to deposit growth.

CASH AND DUE FROM BANKS

Cash and due from banks rose to $7.4 million at the end of 2003 from $6 million a year earlier. Average cash and due from banks for 2003 totalled $6.6 million, unchanged from a year earlier.

FEDERAL FUNDS SOLD

Federal funds sold declined to $4.5 million at the end of 2003 from $6.2 million at December 31, 2002, while the related average balance decreased 35% to $11.7 million from $18 million in 2002. Both decreases occurred due to the reinvestment into higher earning assets, primarily into the loan portfolio. The Corporation has been steadily reducing its Federal funds sold balances in recent years in an attempt to better utilize funds considered excess liquidity. Management expects to continue this trend.

INTEREST-BEARING DEPOSITS WITH BANKS

Interest-bearing deposits with banks increased to $3.7 million at December 31, 2003 from $3.5 million a year earlier, while the related average balances was $3.6 million for both years. The deposits represent the Bank's participation in the CDFI deposit program. Under this program, the Bank became eligible for an award based on deposits made in other CDFI's. $386,000 and $384,000 were recorded as interest income from interest-bearing deposits with banks in 2003 and 2002, and are considered a yield enhancement on the CDFI deposits.

INVESTMENTS

The investment securities available for sale ("AFS") portfolio declined to $47.3 million at December 31, 2003 from $50.4 million a year earlier, while the related gross unrealized net loss amounted to $48,000 compared to a gain of $526,000 due to the effects of an increase in interest rates.

Mortgage-backed securities ("MBS"), comprised 61.7% of the AFS portfolio at the end of 2003 compared to 47.3% a year earlier, as the Corporation sought to mitigate its interest rate risk by reducing its purchases of bullet investments.

The investment securities held to maturity ("HTM") portfolio totaled to $29.9 million at December 31, 2003, relatively unchanged from $29.6 million a year earlier.

At December 31, 2003, the Bank held callable U.S. Government agency notes with a carrying value of $11.5 million, of which $11.3 million were included in the HTM portfolio. These notes are callable at par at various dates from 2004 until maturity. These callable securities reflect gross unrealized depreciation of $101,000. Favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. Management believes that holding the callable securities will not have a significant impact upon the financial condition of the Corporation.

Reinvestment of proceeds from early redemptions of callable notes in a lower interest rate environment could have a significant impact on the operations of the Corporation. Measurement of this impact, along with other aspects of the Corporation's interest rate risk, is performed quarterly.

The most significant change in the AFS portfolio was an increase in the weighted average life, which at December 31, 2003 was 9.16 years compared to 5.95 years at the end of 2002. The greatest impact on this increase came from the MBS portfolio, in which the average life more than doubled in 2003. Average duration in the portfolio rose correspondingly, from 3.42 to 5.77, also due to the MBS portfolio.

All the mortgage-backed securities held by the Corporation are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to the Corporation through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. The Corporation monitors the changes in interest rates, cash flows and duration. During 2003, substantial prepayments were received and reinvested at lower yields. This negatively impacted the yield on the investment portfolio. Continued low interest rates during 2004 will likely have similar results.

The MBS portfolio was also affected by the rising long-term interest rate environment during the last quarter of 2003, which decreased prepayment speeds, thus lengthening average lives.

The weighted average life of the HTM portfolio also rose, to 7.65 years at December 31, 2003 compared to 5.57 years at the end of 2002, while average duration also rose to 5.33 from 3.96. The MBS portfolio was the primary contributor to these increases as well.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 2003 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

INVESTMENT SECURITIES AVAILABLE FOR SALE          Maturing After     Maturing After
                               Maturing Within     One Year But      Five Years But     Maturing After
                                  One Year      Within Five Years   Within Ten Years      Ten Years        Total    Total
Dollars in thousands           Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
====================           ======   =====     ======   =====     ======   =====     ======   =====     ======   =====
U.S. Treasury securities and
  U.S. Government agencies    $ 4,166     2.22%  $   500     3.00%  $    --       --%  $ 5,539     5.33%  $10,205     3.53%
Mortgage-backed securities         65     6.22       183     5.49     1,077     5.98    27,890     4.61    29,215     4.67
Obligations of state
  political and subdivisions      612     1.67        --       --       697     7.59       570     8.70     1,879     6.00
Other debt securities             750     7.05        --       --        --       --     3,418     3.41     4,168     2.89
                              -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
Total amortized cost          $ 5,593     2.88%  $   683     3.80%  $ 1,774     6.61%  $37,417     4.67%  $45,467     4.36%
                              =======  =======   =======  =======   =======  =======   =======  =======   =======  =======

INVESTMENT SECURITIES HELD TO MATURITY           Maturing After     Maturing After
                              Maturing Within     One Year But      Five Years But     Maturing After
                                  One Year     Within Five Years   Within Ten Years      Ten Years        Total    Total
Dollars in thousands          Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
====================          ======   =====     ======   =====     ======   =====     ======   =====     ======   =====
U.S. Government agencies(1)  $    --       --%  $    28     8.72%  $    --       --%  $11,339     5.84%  $11,367     5.85%
Obligations of state and
  political subdivisions          --       --        --       --     2,470     7.57     3,909     7.60     6,379     7.59
Mortgage-backed securities        45     5.83        --       --        --       --    10,088     5.44    10,133     5.44
Other debt securities             --       --        --       --     2,018     8.01        --       --     2,018     8.01
                             =======  =======   =======  =======   =======  =======   =======  =======   =======  =======
Total amortized cost         $    45     5.83%  $    28     8.72%  $ 4,488     7.77%  $25,336     5.86%  $29,897     6.23%
                             =======  =======   =======  =======   =======  =======   =======  =======   =======  =======

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2003. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio decreased to 4.36% at December 31, 2003 from 4.47% at December 31, 2002, while the yield on the HTM portfolio rose five basis points to 6.23% at December 31, 2003 from 6.18% at December 31, 2002.

The following table sets forth the carrying value of the Corporation's portfolio for the three years ended December 31:

                                                                    2003                     2002                    2001
                                                            ---------------------   ---------------------   ---------------------
INVESTMENT SECURITIES AVAILABLE FOR SALE                    Amortized    Market     Amortized    Market     Amortized    Market
  In thousands                                                 Cost       Value        Cost       Value        Cost       Value
  ============                                                 ====       =====        ====       =====        ====       =====
U.S. Treasury securities and obligations
  Of U.S. government agencies                               $  10,205   $  10,114   $  15,815   $  15,964   $   9,590   $   9,635
Obligations of state and political subdivisions                 1,879       2,006       4,379       4,473       2,396       2,435
Other securities:
  Mortgage-backed securities                                   29,215      29,173      23,298      23,823      24,319      24,307
  Other debt securities                                         4,168       4,123       4,669       4,471       4,669       4,426
  Equity securities:
    Marketable securities                                         897         900         869         825         397         359
    Federal Reserve Bank and Federal Home Loan Bank stock         980         980         826         826         948         948
                                                            ---------   ---------   ---------   ---------   ---------   ---------
Total                                                       $  47,344   $  47,296   $  49,856   $  50,382   $  42,319   $  42,110
                                                            =========   =========   =========   =========   =========   =========

                                                                    2003                    2002                    2001
                                                            ---------------------   ---------------------   ---------------------
INVESTMENT SECURITIES HELD TO MATURITY                      Amortized     Market    Amortized     Market    Amortized     Market
  In thousands                                                Cost        Value        Cost       Value        Cost       Value
  ============                                                ====        =====        ====       =====        ====       =====
U.S. Treasury securities and obligations
  Of U.S. government agencies                               $  11,367   $  11,279   $  13,842   $  14,000   $  12,976   $  12,724
Obligations of state and political subdivisions                 6,379       6,786       5,937       6,283       5,837       5,889
Other securities:
  Mortgage-backed securities                                   10,133      10,293       7,759       8,079       8,343       8,385
  Other debt securities                                         2,018       2,374       2,021       2,329       2,025       2,179
                                                            ---------   ---------   ---------   ---------   ---------   ---------
Total                                                       $  29,897   $  30,732   $  29,559   $  30,691   $  29,181   $  29,177
                                                            =========   =========   =========   =========   =========   =========

CONSOLIDATED AVERAGE BALANCE SHEET WITH RELATED INTEREST AND RATES

                                                 2003                           2002                           2001
                                     ============================   ============================   ============================
Tax equivalent basis; dollars        Average             Average    Average             Average    Average             Average
in thousands                         Balance   Interest    Rate     Balance   Interest    Rate     Balance   Interest    Rate
============                         =======   ========    ====     =======   ========    ====     =======   ========    ====
ASSETS
Interest earning assets:
  Federal funds sold and securities
    purchased under agreements to
    resell                           $ 11,679  $    128      1.10%  $ 17,970  $    292      1.62%  $ 19,089  $    746      3.91%
  Interest-bearing deposits
    with banks(1)                       3,609       510     14.13      3,559       510     14.33      2,446       185      7.56
  Investment securities:
    Taxable(2)                         71,990     3,267      4.54     68,704     3,636      5.29     59,790     3,705      6.20
    Tax-exempt                          8,920       628      7.04      9,097       676      7.43      7,651       594      7.76
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
    Total investment securities        80,910     3,895      4.81     77,801     4,312      5.54     67,441     4,299      6.37
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
  Loans(3, 4)
    Commercial(7)                      16,623       992      5.97     16,038       985      6.14     17,869     1,243      6.96
    Real estate                        98,240     6,653      6.77     81,727     6,244      7.64     76,827     6,493      8.45
    Installment                         1,483       120      8.09      1,420       137      9.65      1,562       123      7.87
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
    Total loans                       116,346     7,765      6.67     99,185     7,348      7.41     96,258     7,859      8.16
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
    Total interest earning assets     212,544    12,298      5.79    198,515    12,462      6.28    185,234    13,089      7.07
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------

Noninterest earning assets:
  Cash and due from banks               6,610                          6,562                          6,823
  Gross unrealized gain (loss) on
    investment securities available
    for sale                              230                            176                           (131)
  Allowance for loan losses            (2,191)                        (1,872)                        (1,402)
  Other assets                         12,639                         11,097                          9,944
                                     --------                       --------                       --------
  Total noninterest earning assets     17,288                         15,963                         15,234
                                     --------                       --------                       --------

Total assets                         $229,832                       $214,478                       $200,468
                                     ========                       ========                       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest bearing liabilities:
  Savings deposits(5)                $107,467  $    819       .76%  $ 91,901  $  1,233      1.34%  $ 83,866  $  1,575      1.88%
  Time deposits                        54,249     1,524      2.81     57,513     1,927      3.35     60,936     2,960      4.86
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
  Total interest bearing deposits     161,716     2,343      1.45    149,414     3,160      2.11    144,802     4,535      3.13
  Short-term borrowings                 1,041        10       .96      1,047        16      1.53      1,111        39      3.51
  Long-term debt                       17,557       913      5.20     14,706       818      5.56     12,361       694      5.61
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
  Total interest bearing
   liabilities                        180,314     3,266      1.81    163,737     3,994      2.44    158,274     5,268      3.33
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
Noninterest bearing liabilities:
  Demand deposits                      32,722                         33,847                         29,498
  Other liabilities                     3,228                          3,215                          1,882
                                     --------                       --------                       --------
  Total noninterest bearing
   liabilities                         35,950                         37,062                         31,380
                                     --------                       --------                       --------
Stockholders' equity                   13,568                         12,249                         10,814
                                     --------                       --------                       --------
Total liabilities and stockholders'
 equity                              $229,832                       $214,478                       $200,468
                                     ========                       ========                       ========
Net interest income (tax equivalent
 basis)                                           9,032      3.98                8,470      3.84                7,821      3.74
Tax equivalent basis adjustments(6)                (214)                          (241)                          (202)
                                               --------                       --------                       --------
Net interest income                            $  8,818                       $  8,227                       $  7,619
                                               ========                       ========                       ========
Average rate paid to fund interest
   earning assets                                            1.54                           2.01                           2.84
                                                         --------                       --------                       --------
Net interest income as a percentage
   of interest earning assets (tax
    equivalent basis)                                        4.25%                          4.27%                          4.22%
                                                         ========                       ========                       ========

(1)   Includes $386,000 in 2003, $384,000 in 2002 and $97,000 in 2001,
      representing thirty-three, twenty and six basis point additions to net interest income in 2003, 2002 and 2001 respectively, attributable to income received under the U.S. Treasury Department's Bank Enterprise Award certificate of deposit program.

(2) Includes investment securities available for sale and held to maturity at amortized cost.

(3)   Includes nonperforming loans.

(4)   Includes loan fees $416,000, $279,000 and $162,000 in 2003, 2002 and 2001 respectively.

(5) Includes noninterest bearing deposits maintained by a state governmental agency of $694,000 in 2003, and $294,000 in 2002 and 2001.

(6) The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2003, 2002 and 2001.

(7) Includes $94,000 in 2003 attributable to income received under the U.S. Treasury Department's Bank Enterprise Award loan program representing eight basis points.

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

                                            2003 Net Interest Income Increase         2002 Net Interest Income Increase
                                               (Decrease) from 2002 due to:              (Decrease) from 2001 due to:
                                               ============================              ============================
In thousands                                Volume         Rate          Total        Volume         Rate         Total
------------                                ------         ----          -----        ------         ----         -----
INTEREST INCOME
Loans:
  Commercial                               $     36      $    (29)     $      7      $   (127)     $   (131)     $   (258)
  Real estate                                 1,262          (853)          409           414          (663)         (249)
  Installment                                     6           (23)          (17)          (11)           25            14
                                           --------      --------      --------      --------      --------      --------
Total loans                                   1,304          (905)          399           276          (769)         (493)
Taxable investment securities                   174          (543)         (369)          553          (623)          (70)
Tax-exempt investment securities                (13)          (18)          (31)          112           (46)           66
Federal funds sold and securities
  Purchased under agreements to resell         (103)          (61)         (164)          (44)         (410)         (454)
Interest-bearing deposits with banks              7            (7)           --            84           241           325
                                           --------      --------      --------      --------      --------      --------
Total interest income                         1,369        (1,534)         (165)          981        (1,607)         (626)
                                           --------      --------      --------      --------      --------      --------
INTEREST EXPENSE
Savings deposits                               (235)          649           414          (151)          493           342
Time deposits                                   109           294           403           166           867         1,033
Short-term borrowings                             1             4             5             2            22            24
Long-term debt                                 (158)           63           (95)         (130)            6          (124)
                                           --------      --------      --------      --------      --------      --------
Total interest expense                         (283)        1,010           727          (113)        1,388         1,275
                                           --------      --------      --------      --------      --------      --------
Net interest income                        $  1,086      $   (524)     $    562      $    868      $   (219)     $    649
                                           ========      ========      ========      ========      ========      ========

LOANS

Loans rose 20.7% to $131.8 million December 31, 2003 from $109.2 million a year earlier. Most of the loan increase occurred in the commercial real estate portfolio.

Loans held for sale amounted to $552,000 at December 31, 2003, while there were no loans held for sale at December 31, 2002. Loan originations and sales cash rose in 2003 compared to 2002 due to increased refinancings from the favorable interest rate environment.

Residential mortgage loans, including home equity loans, represent an insignificant part of the Bank's lending business. Such loans that have long-term fixed rates are generally sold into the secondary market, although some loans maybe retained in the portfolio to balance the Bank's loan mix and provide collateral for Federal Home Loan Bank borrowings. Consumer loans, including automobile loans, also comprise a relatively small part of the loan portfolio.

At December 31, 2003, loans to churches totalled $29.3 million, representing 13.6% of total loans outstanding, all of which are secured by real estate, compared to $14.9 million and 22.2% at December 31, 2002. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk. Most of the Bank's lending efforts are in northern New Jersey, Manhattan and Nassau County.

The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate. The Bank expects to maintain the aforementioned types of lending.

MATURITIES AND INTEREST SENSITIVITIES OF LOANS

Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2003 is presented below.

                                            Due from
                                            One Year
                             Due in One      Through      Due After
In thousands                Year or Less   Five Years    Five Years      Total
------------                ------------   ----------    ----------      -----
Commercial                    $  9,427      $    936      $  9,541      $ 19,904
Real estate:
  Construction                  17,388         1,765            --        19,153
  Mortgage                       7,321        13,759        70,599        91,679
Installment                        532           439            64         1,035
                              --------      --------      --------      --------
Total                         $ 34,668      $ 16,899      $ 80,204      $131,771
                              ========      ========      ========      ========
Loans at fixed
  interest rates              $  9,847      $  9,944      $ 28,974      $ 48,765
Loans at variable
  interest rates                24,821         6,955        51,230        83,006
                              --------      --------      --------      --------
Total                         $ 34,668      $ 16,899      $ 80,204      $131,771
                              ========      ========      ========      ========

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands                2003         2002         2001         2000         1999
------------              --------     --------     --------     --------     --------
Commercial                $ 20,052     $ 15,510     $ 17,448     $ 17,353     $ 17,687
Real estate                110,802       92,323       80,466       72,482       64,113
Installment                  1,035        1,492        1,385          947          823
                          --------     --------     --------     --------     --------
Total loans                131,889      109,325       99,299       90,782       82,623
Less: Unearned income          118          130          109          129          177
                          --------     --------     --------     --------     --------
Loans                     $131,771     $109,195     $ 99,190     $ 90,653     $ 82,446
                          ========     ========     ========     ========     ========

SUMMARY OF LOAN LOSS EXPERIENCE

Changes in the allowance for loan losses are summarized below.

Dollars in thousands                      2003           2002         2001         2000           1999
====================                    ========       ========     ========     ========       ========
Balance, January 1                      $  2,100       $  1,700     $  1,200     $  1,975       $  1,415
                                        --------       --------     --------     --------       --------
Charge-offs:
  Commercial loans                           164              6          121        1,538            411
  Real estate loans                           --             34           --          184             68
  Installment loans                           43             19           34           15             24
                                        --------       --------     --------     --------       --------
Total                                        207             59          155        1,737            503
                                        --------       --------     --------     --------       --------
Recoveries:
  Commercial loans                            89             93          265           58            137
  Real estate loans                           73             --           --           21              4
  Installment loans                           16             10           34           11             16
                                        --------       --------     --------     --------       --------
Total                                        178            103          299           90            157
                                        --------       --------     --------     --------       --------
Net (charge-offs) recoveries                 (29)            44          144       (1,647)          (346)
Provision for  loan
  losses charged to operations               129            356          356          872            906
                                        --------       --------     --------     --------       --------
Balance, December 31                    $  2,200       $  2,100     $  1,700     $  1,200       $  1,975
                                        ========       ========     ========     ========       ========
Net charge-offs as a
  percentage of average loans                .02%            --%          --%        1.94%           .47%
Allowance for loan losses as a
  percentage of loans                       1.67           1.92         1.71         1.32           2.40
Allowance for loan losses as a
  percentage of nonperforming loans       177.99         201.92       137.65       171.18          71.40
                                        ========       ========     ========     ========       ========

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

The allowance represented 1.67% of total loans at December 31, 2003 compared to 1.92% a year earlier. The nominal increase in the allowance compared to the increase in the loan portfolio reflects the continued low net charge-off level in the portfolio, as well as an improvement in current business and economic conditions in the Bank's market area.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31.

                              2003                   2002                   2001                  2000                  1999
                       ===================    ===================    ===================   ===================   ==================
                                Percentage             Percentage             Percentage            Percentage            Percentage
                                  of Loan                of Loan                of Loan               of Loan               of Loan
                                 Category               Category               Category              Category              Category
                                 to Gross               to Gross               to Gross              to Gross              to Gross
Dollars in thousands   Amount      Loans      Amount      Loans      Amount      Loans     Amount      Loans     Amount      Loans
====================   ======     ======      ======     ======      ======     ======     ======     ======     ======     ======
Commercial             $  686      15.22%     $  422      14.20%     $  482      17.57%    $  405      19.12%    $1,492      21.41%
Real estate               798      84.00         622      84.43         555      81.03        444      79.84        386      77.60
Installment                75        .78          43       1.37          39       1.40         30       1.04         17        .99
Unallocated               641         --       1,013         --         624         --        321         --         80         --
                       ------     ------      ------     ------      ------     ------     ------     ------     ------     ------
Total                  $2,200     100.00%     $2,100     100.00%     $1,700     100.00%    $1,200     100.00%    $1,975     100.00%
                       ======     ======      ======     ======      ======     ======     ======     ======     ======     ======

Allowance allocations are subject to change based on the levels of classified loans in each segment of the portfolio. The minimum levels of reserves by internal loan classification are .25% for pass loans, 1% for special mention loans, 5% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods. The unallocated allocation is based upon management's evaluation of the underlying inherent risk in the loan portfolio that has not been measured on an individual basis. Such evaluation includes economic and business conditions within the Bank's market area, portfolio concentrations, credit quality and delinquency trends. An additional factor is the demographics in the Bank's market area. Because CNB serves primarily low to moderate income communities, in general, the inherent credit risk profile of the loans it makes has a greater degree of risk than if a more economically diverse demographic area were served.

NONPERFORMING ASSETS

Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands                   2003       2002       2001       2000       1999
============                  ======     ======     ======     ======     ======
Nonperforming loans
  Commercial                  $  314     $  296     $  199     $  165     $2,093
  Real estate                    894        697        985        499        668
  Installment                     28         47         52         37          5
                              ------     ------     ------     ------     ------
Total nonperforming loans      1,236      1,040      1,236        701      2,766
Other real estate owned          290        352        326        621        698
                              ------     ------     ------     ------     ------
Total                         $1,526     $1,392     $1,562     $1,322     $3,464
                              ======     ======     ======     ======     ======

Nonperforming assets rose $134,000 to $1,526,000 at December 31, 2003, from $1,392,000 a year earlier. The increase reflects an increase in nonperforming commercial real estate loans. OREO is carried net of a $63,000 reserve at December 31, 2003 and at December 31, 2002.

DEPOSITS

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2003 and 2002.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable. The Bank expects to continue seeking municipal account relationships.

Total deposits rose to $198.4 million at December 31, 2003 from $181.9 million a year earlier, while average deposits increased 5.1%, to $194.4 million in 2003 from $183.3 million in 2002. Higher money market account balances were the primary factor in both increases.

Demand account balances decreased to $34.5 million at December 31, 2003 compared to $37.8 million a year earlier while average demand deposits decreased slightly in 2003 to $32.7 million from $33.8 million in 2002. Lower municipal account balances contributed to these decreases.

Savings deposits rose to $106 million at December 31, 2003 from $90.4 million a year earlier due primarily to higher money market account balances. Average savings accounts rose 16.9% in 2003 for the same reason.

Time deposits rose to $57.9 million at December 31, 2003 from $53.7 million at the end of 2002, while average time deposits were $54.2 million in 2003, 5.7% less than in 2002.

Certain corporations and governmental agencies maintain noninterest-bearing savings accounts with the Bank as compensation for services performed. At December 31, 2003, such balances totalled $694,000.

SHORT-TERM BORROWINGS

There were no short-term borrowings at December 31, 2002 compared to $890,000 at December 31, 2003, while average short-term borrowings of $1 million in 2003 was unchanged from 2002. Most of these balances are comprised of U.S. Treasury, tax and loan note option account balances which are subject to daily redemption and can fluctuate significantly.

LONG-TERM DEBT

Long-term debt rose to $19.3 million at December 31, 2003 from $16.3 million a year earlier, while the related average balance was $17.6 million in 2003 compared to $14.7 million in 2002. The increases were due to higher levels of Federal Home Loan Bank advances, along with the trust preferred securities issued in July, 2002 being outstanding for a full year.

RESULTS OF OPERATIONS - 2003 COMPARED WITH 2002

Net income rose to $1,721,000 in 2003 from to $1,720,000 in 2002 due primarily to an increase in net interest income offset by higher operating expenses. Included in both years' earnings were awards received from the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund. The awards were based in part on the Bank's lending efforts in qualifying lower income communities. Award income was $94,000 in 2003 compared to $343,000 in 2002. Additionally, the Bank recorded award income related to deposits made in other CDFI's of $386,000 in 2003 and $384,000 in 2002, respectively. Finally, additional award income of $3,000 was also recorded, representing an award received for opening a branch office in a low-income area. In total, $483,000 of award income was recorded in 2003, while $727,000 was recorded in 2002. Excluding these awards, net income would have totaled $1,409,000 and $1,247,000 in 2003 and 2002, respectively. These awards are dependent on the availability of funds in the CDFI Fund as well as the Bank meeting various qualifying standards. Accordingly, there is no assumption that the Bank will continue to receive these awards in the future.

On a fully taxable equivalent ("FTE") basis, net interest income rose 6.6% to $9 million in 2003 from $8.5 million in 2002, while the related net interest margin declined two basis points, from 4.27% to 4.25%. Higher levels of interest earning assets was the primary reason for the increased net interest income, while compression from the low interest rate environment contributed to the lower margin.

Interest income on a FTE basis decreased $164,000, or 1.3% in 2003. Lower interest rates on interest earning assets was the reason for this decrease. Because of the decline in rates, the yield on interest earning assets fell 49 basis points, from 6.28% to 5.79%. Interest earning assets averaged $14 million, or 7.1% higher in 2003, with the loan portfolio providing the increase.

Interest income from Federal funds sold decreased by 56.2%, reflecting reinvestment into higher earning assets. The related yield decreased from 1.62% to 1.10%.

Interest income on taxable investment securities declined $369,000 in 2003 due to the lower interest rate environment. The taxable investment portfolio averaged $72 million in 2003 compared to $68.7 million in 2002 with most of the increase occurring in fixed-rate mortgage-backed agency securities. Tax-exempt income was down slightly due to early redemptions and the low rates on replacement securities, precluding reinvestment into similar securities.

Interest income on loans rose $417,000, or 5.7% due to higher loan volumes. The commercial loan portfolio rose slightly, along with the related interest income, while the related yield declined 17 basis points, from 6.14% to 5.97%, due to a reduction in the prime lending rate. The real estate portfolio, comprised mainly of commercial real estate loans, increased $16.5 million, or 20.2% in 2003, while the related yield decreased to 6.77% in 2003 from 7.64% in 2002. Finally, installment loans averaged slightly more in

2003 than in 2002, while the related yield declined 156 basis points.

Interest expense totalled $3.3 million in 2003, a decrease of 18.2% from 2002. This decline resulted primarily from a decrease in deposits. The average rate paid on deposits declined by 66 basis points, from 2.11% to 1.45%.

The largest growth in interest bearing liabilities occurred in savings accounts, which averaged 16.9% higher in 2003 than during the previous year due to higher municipal money market account balances. Interest expense on savings deposits was 33.6% lower in 2003 due to the low interest rate environment. The average rate paid decreased from 1.34% to .76%.

Interest expense on time deposits decreased $403,000 due to the reduction in rates. The average rate paid was 54 basis points lower in 2003, averaging 2.81% compared to 3.35% in 2002. Average volume was down 5.7%.

Average short-term borrowings, along with related Interest expense declined slightly while the average rate paid decreased by 57 basis points, from 1.53% in 2002 to .96, because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt rose due to an increase in Federal Home Loan Bank advances while the related interest rate decreased 36 basis points due to lower rates on variable-rate debt.

Service charges on deposit accounts was relatively unchanged from 2003 due to sales promotions and competitive business.

Other operating income decreased $359,000, or 20.5% to $1,396,000 in 2003 from $1,755,000 in 2002. The primary reasons for the decrease was a reduction in CDFI award income from $341,000 to $3,000.

Net gains incurred on securities transactions totalled $12,000 in 2003 compared to $42,000 in losses in 2002. The gains occurred primarily in CNBC's fixed-income securities portfolio.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $8.8 million in 2003, a 9.4% increase compared to $8.1 million in 2002. Expenses attributable to the new branches along with a credit card loss of $295,000 were the major contributors to the higher expense levels.

Salary expense rose 8.1% due to normal recurring merit increases, the branch openings and additional staff. Employee benefits expense rose 15.1% due primarily to the higher cost of providing employee health insurance, along with an increase in supplemental employee retirement plan expense.

Occupancy and equipment expense rose 9.9% due primarily to the increased costs from the new branches.

Other expenses increased $231,000, or 8.8% in 2003 due primarily to the aforementioned credit card loss.

Income tax expense as a percentage of pre-tax income was 29.7% in 2003 compared to 34.8% in 2002, due to higher levels of tax-exempt income on Bank-owned life insurance.

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

A significant part of the Bank's deposit growth is from municipal deposits. These relationships arise due to the Bank's urban market, leading to municipal support. The Bank expects to continue emphasizing these relationships.

The major contribution during 2003 from operating activities to the Corporation's liquidity came from net income.

Net cash used in investing activities was primarily used for purchases of investment securities available for sale, which totalled $37.6 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $39.8 million.

The primary source of funds from financing activities resulted from an increase in deposits.

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations that may require future cash payments. These obligations are included in Notes 4,5,9,10 and 11 of the Notes to Consolidated Financial Statements.

The Corporation also will have future obligations under supplemental executive and directors' retirement plans described in Note 4 of the Notes to Consolidated Financial Statements.

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2003. Further information on these commitments is included in Note 20 of the Notes to Consolidated Financial Statements.

                                               One to
                                 One Year       Three      Three to
In thousands                      or Less       Years     Five Years      Total
============                      =======       =====     ==========      =====
Commitments to
  extend credit:
  Commercial loans
   and lines of credit           $ 30,559     $     --     $     --     $ 30,559
  Commercial
    mortgages                      15,275        1,061           --       16,336
  Credit cards                         --           --          647          647
  Residential
    mortgages                         100           --           --          100
  Financial
   standby letters
   of credit                           40           --           --           40
Operating lease
  obligations                         149          127           92          368
                                 --------     --------     --------     --------

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB's historical experience.

EFFECTS OF INFLATION

Inflation, as measured by the CPI, rose 2.3% in 2003 compared to 1.6% in 2002 and 2.8% in 2001.

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

INTEREST SENSITIVITY GAP ANALYSIS
                                                                      December 31, 2003
                                      ===================================================================================
                                                                                                 Non-Interest
                                                                                                Sensitive and
                                                                                     Total       Maturing In
                                       90 Days      91 through     181 through       Within       More Than
In thousands                           Or Less       180 Days       365 Days        One Year       One Year       Total
============                           =======       ========       ========        ========       ========       =====
Interest earning assets:
Federal funds sold and securities
  purchased under agreements
  to resell                           $   4,500      $      --      $      --      $   4,500      $      --     $   4,500
Interest-bearing deposits with
  banks                                   1,116          2,500             --          3,616            100         3,716
Investment securities:
  Available for sale                      1,499          4,052              3          5,554         41,742        47,296
  Held to maturity                           45             --             --             45         29,852        29,897
Loans                                    15,954          6,015         10,785         32,754         99,017       131,771
                                      ---------      ---------      ---------      ---------      ---------     ---------
                                         23,114         12,567         10,788         46,469        170,711       217,180
                                      ---------      ---------      ---------      ---------      ---------     ---------
Interest bearing liabilities:
Deposits:
  Savings                               105,977             --             --        105,977             --       105,977
  Time                                   15,642         10,039         12,639         38,320         19,603        57,923
Short-term borrowings                       890             --             --            890             --           890
Long-term debt                              187            188             --            375         18,943        19,318
Non-interest bearing liabilities             --             --             --             --         33,072        33,072
                                      ---------      ---------      ---------      ---------      ---------     ---------
                                        122,690         10,227         12,639        145,562         71,618       217,180
                                      ---------      ---------      ---------      ---------      ---------     ---------
Asset (liability) sensitivity
gap:
Period gap                            $ (99,582)     $   2,340      $  (1,851)     $ (99,093)     $  99,093     $      --
Cumulative gap                          (99,582)       (97,242)       (99,093)            --             --            --
                                      =========      =========      =========      =========      =========     =========

The Corporation was highly liability-sensitive at the 90-day interval with a $99.6 million negative gap due to the inclusion of all categories of savings accounts as rate-sensitive. Certain categories of savings accounts are less rate-sensitive than others. Because individual interest earnings assets and interest bearing liabilities respond differently to changes in prime, more refined results are obtained when the simulation model is used. These results indicate a reduction in net interest income when rates decrease 100 and 200 basis points of $357,000 and $884,000, respectively and an increase in net interest income when rates rise by 100 and 200 basis points of $117,000 and $175,000, respectively.

CAPITAL

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

                                        Consolidated                      Bank Only
                                  -------------------------       -------------------------
                                         December 31,                    December 31,
Dollars in thousands                2003            2002             2003            2002
--------------------              ---------       ---------       ---------       ---------
Total stockholders' equity        $  14,311       $  13,251       $  18,829       $  17,722
Net unrealized loss (gain)
  on investment securities
  available for sale                     32            (320)             35            (339)
Net unrealized loss on
  equity securities available
  for sale                               --             (27)             (8)             (2)
Disallowed intangibles                 (730)           (850)           (730)           (850)
Qualifying trust preferred
  securities                          3,000           3,000              --              --
                                  ---------       ---------       ---------       ---------
Tier 1 capital                    $  16,613          15,054          18,126          16,531
                                  ---------       ---------       ---------       ---------
Qualifying long-term debt               780           1,094              --             154
Allowance for loan
  losses                              1,837           1,582           1,831           1,575
Other                                     2              --              --              --
                                  ---------       ---------       ---------       ---------
Tier 2 capital                        2,619           2,676           1,831           1,729
                                  ---------       ---------       ---------       ---------
Total capital                     $  19,232       $  17,730       $  19,957       $  18,260
                                  =========       =========       =========       =========
Risk-adjusted assets              $ 146,589       $ 126,044       $ 146,150       $ 125,488
Average total assets                234,485         215,106         233,907         214,304
                                  ---------       ---------       ---------       ---------
Risk-based capital ratios:
  Tier 1 capital to risk-
    adjusted assets                   11.36%          11.94%          12.40%          13.17%
  Regulatory minimum                   4.00            4.00            4.00            4.00
  Total capital to risk-
    adjusted assets                   13.12           14.07           13.66           14.55
  Regulatory minimum                   8.00            8.00            8.00            8.00
Leverage ratio                         7.08            7.00            7.75            7.73
Total stockholders' equity
   to  total assets                    6.05            6.16            7.98            8.27
                                  =========       =========       =========       =========

On July 11, 2002, City National Bancshares Corporation issued $3 million of preferred capital securities through City National Bank of New Jersey Capital Trust 1 ("the Trust"), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities will be payable at an annual rate of 5.52%, representing the 3-month LIBOR plus 3.65%, adjustable quarterly beginning October 7, 2002. The quarterly distributions may, at the option of the Trust, be deferred for up to 20 consecutive quarterly periods. The proceeds have been invested in junior subordinated debentures of CNBC, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable. The securities are generally redeemable in whole or in part on or after October 7, 2007, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed by October 7, 2032.

The subsidiary trust is not included with the consolidated financial statements of the Corporation because of the deconsolidation required by Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

RESULTS OF OPERATIONS - 2002 COMPARED WITH 2001

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

On a fully taxable equivalent ("FTE") basis, net interest income rose 8.3% to $8.5 million in 2002 from $7.8 million in 2001, while the related net interest margin rose five basis points, from 4.22% to 4.27%. Higher levels of interest income along with decreased interest expense, contributed to this improvement.

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

Interest income from Federal funds sold decreased by 60.9%, reflecting reinvestment into higher earning assets. The related yield decreased from 3.91% to 1.62%.

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

Interest income on loans declined $511,000, or 6.5% due to the lower interest rate environment. The commercial loan portfolio decreased, averaging $16 million in 2002 compared to $17.9 million in 2001, while the related yield declined 82 basis points, from 6.96% to 6.14% due to reductions in the prime lending rate during the year. The real estate portfolio, comprised mainly of commercial real estate loans, increased $4.9 million, or 6.4% in 2002, while the related yield decreased to 7.64% in 2002 from 8.45% in 2001. Finally, installment loans averaged 9.1% less in 2002 than in 2001, due primarily to no-rate financing offered by car dealers.

Interest expense totalled $3.9 million in 2002, a decrease of 25.7% from 2001. This decline resulted primarily from a decrease in time deposits. The average rate paid on interest bearing liabilities declined by 89 basis points, from 3.33% to 2.44%.

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

Interest expense on short-term borrowings declined primarily to a decrease in the average rate paid by 198 basis points, from 3.51% in 2001 to 1.53%, because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt rose 17.9% due to the issuance of $3 million of subordinated debentures in July, 2002. As a result, the average rate paid on long-term debt declined only five basis points in 2002, to 5.56% from 5.61%.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The calculation of the allowance for loan losses is a critical accounting policy of the Corporation. Provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors including the risk factors inherent in the Bank's low and moderate income market area, in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

Management believes that the primary risks inherent in the loan portfolio are possible increases in interest rates, a deterioration in the economy, and a decline in real estate market values in the Bank's market area. Any one or a combination of these events may adversely affect the Bank's loan portfolio, resulting in increased delinquencies, loan losses and future high levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risks in our loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

Although management believes that the allowance for loan losses has been maintained at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding this Item appears under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Interest Rate Sensitivity.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET                                                                                December 31,
                                                                                                   -------------------------
Dollars in thousands, except per share data                                                          2003            2002
                                                                                                   ---------       ---------
ASSETS
Cash and due from banks (Note 2)                                                                   $   7,364       $   5,996
Federal funds sold (Note 3)                                                                            4,500           6,200
Interest-bearing deposits with banks                                                                   3,716           3,528
Investment securities available for sale (Note 4)                                                     47,296          50,382
Investment securities held to maturity (Market value of $30,732
       at December 31, 2003 and $30,691 at December 31, 2002) (Note 5)                                29,897          29,559
Loans held for sale                                                                                      552              --
Loans (Note 6)                                                                                       131,771         109,195
Less: Allowance for loan losses (Note 7)                                                               2,200           2,100
                                                                                                   ---------       ---------
Net loans                                                                                            129,571         107,095
                                                                                                   ---------       ---------

Premises and equipment (Note 8)                                                                        4,008           4,167
Accrued interest receivable                                                                            1,165           1,256
Other real estate owned                                                                                  290             352
Bank-owned life insurance (Note 14)                                                                    3,731           2,584
Other assets  (Note 13)                                                                                4,295           4,080
                                                                                                   ---------       ---------
TOTAL ASSETS                                                                                       $ 236,385       $ 215,199
                                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits: (Notes 4, 5, and 9)
       Demand                                                                                      $  34,471       $  37,808
       Savings                                                                                       105,977          90,394
       Time                                                                                           57,923          53,692
                                                                                                   ---------       ---------
Total deposits                                                                                       198,371         181,894
Accrued expenses and other liabilities                                                                 3,495           3,782
Short-term borrowings (Note 10)                                                                          890              --
Long-term debt (Note 11)                                                                              19,318          16,272
                                                                                                   ---------       ---------

Total liabilities                                                                                    222,074         201,948

Commitments and contingencies (Note 20)

Stockholders' equity (Notes 15, 16 and 23):

        Preferred stock, no par value: Authorized 100,000 shares (Note 15);
               Series A, issued and outstanding 8 shares in 2003 and 2002                                200             200
               Series C, issued and outstanding 108 shares in 2003 and 2002                               27              27
               Series D, issued and outstanding 3,280 shares in 2003 and 2002                            820             820
        Common stock, par value $10: Authorized 400,000 shares;
              134,530 shares issued in 2003 and 125,980 shares issued in 2002,
              131,469 shares outstanding in 2003 and 124,611 shares outstanding in 2002                1,345           1,260
       Surplus                                                                                         1,068             999
       Retained earnings                                                                              11,003           9,660
       Accumulated other comprehensive gain (loss)                                                       (32)            320
       Treasury stock, at cost - 3,061 shares and 1,369 shares in 2003 and 2002, respectively           (120)            (35)
                                                                                                   ---------       ---------

Total stockholders' equity                                                                            14,311          13,251
                                                                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 236,385       $ 215,199
                                                                                                   =========       =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

                                                                          Year Ended December 31,
                                                                   ----------------------------------------
Dollars in thousands, except per share data                           2003           2002            2001
                                                                   ---------      ---------       ---------
INTEREST INCOME
Interest and fees on loans                                         $   7,765      $   7,348       $   7,859
Interest on Federal funds sold and securities
        purchased under agreements to resell                             128            292             746
Interest on deposits with banks                                          510            510             185
Interest and dividends on investment securities:
        Taxable                                                        3,267          3,636           3,705
        Tax-exempt                                                       414            435             392
                                                                   ---------      ---------       ---------
Total interest income                                                 12,084         12,221          12,887
                                                                   ---------      ---------       ---------

INTEREST EXPENSE
Interest on deposits (Note 9)                                          2,343          3,160           4,535
Interest on short-term borrowings                                         10             16              39
Interest on long-term debt                                               913            818             694
                                                                   ---------      ---------       ---------
Total interest expense                                                 3,266          3,994           5,268
                                                                   ---------      ---------       ---------
Net interest income                                                    8,818          8,227           7,619
Provision for loan losses (Note 7)                                       129            356             356
                                                                   ---------      ---------       ---------
Net interest income after provision for loan losses                    8,689          7,871           7,263
                                                                   ---------      ---------       ---------

OTHER OPERATING INCOME
Service charges on deposit accounts                                    1,197          1,143             937
Other income (Note 12)                                                 1,396          1,755           1,651
Net gains (losses) on sales of investment securities (Note 4)             12            (42)              1
                                                                   ---------      ---------       ---------
Total other operating income                                           2,605          2,856           2,589
                                                                   ---------      ---------       ---------

OTHER OPERATING EXPENSES
Salaries and other employee benefits (Note 15)                         4,844          4,421           3,831
Occupancy expense (Note 8)                                               717            603             635
Equipment expense (Note 8)                                               434            444             482
Other expenses (Note 12)                                               2,852          2,621           2,879
                                                                   ---------      ---------       ---------
Total other operating expenses                                         8,847          8,089           7,827
                                                                   ---------      ---------       ---------
Income before income tax expense                                       2,447          2,638           2,025
Income tax expense (Note 13)                                             726            918             719
                                                                   ---------      ---------       ---------

NET INCOME                                                         $   1,721      $   1,720       $   1,306
                                                                   =========      =========       =========

NET INCOME PER COMMON SHARE  (NOTE 17)
Basic                                                              $   12.94      $   13.35       $   10.05
Diluted                                                                12.55          12.54            9.33
                                                                   =========      =========       =========
Basic average common shares outstanding                              127,854        123,852         123,241
Diluted average common shares outstanding                            132,129        132,402         133,766
                                                                   =========      =========       =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                Other
                                               Common                 Preferred   Retained  Comprehensive   Treasury
Dollars in thousands                           Stock      Surplus      Stock      Earnings  (Loss) Income    Stock        Total
                                              --------    --------    --------    --------     --------     --------     --------
BALANCE, DECEMBER 31, 2000                    $  1,220    $    968    $  1,047    $  7,292     $   (273)    $    (19)    $ 10,235
Comprehensive income:
Net income                                          --          --          --       1,306           --           --        1,306
Cumulative effect of change in accounting
    principle (net of tax  of $7)                   --          --          --          --           20           --           20
   Unrealized holding gains on securities
       arising during the period
       (net of tax of $46)                          --          --          --          --          117           --          117
                                                                                                                         --------
  Total comprehensive income                                                                                                1,443
Proceeds from issuance of common stock              40          31          --          --           --           --           71
Purchase of treasury stock                          --          --          --          --           --           (5)          (5)
Dividends paid on common stock                      --          --          --        (243)          --           --         (243)
Dividends paid on preferred stock                   --          --          --         (67)          --           --          (67)
                                              --------    --------    --------    --------     --------     --------     --------
BALANCE, DECEMBER 31, 2001                       1,260         999       1,047       8,288         (136)         (24)      11,434
Comprehensive income:
Net income                                          --          --          --       1,720           --           --        1,720
   Unrealized holding gains on securities
       arising during the period
       (net of tax of $179)                         --          --          --          --          456           --          456
                                                                                                                         --------
  Total comprehensive income                                                                                                2,176
Proceeds from issuance of common stock              --          --          --          --           --           --           --
Purchase of treasury stock                          --          --          --          --           --          (11)         (11)
Dividends paid on common stock                      --          --          --        (281)          --           --         (281)
Dividends paid on preferred stock                   --          --          --         (67)          --           --          (67)
                                              --------    --------    --------    --------     --------     --------     --------
BALANCE, DECEMBER 31, 2002                       1,260         999       1,047       9,660          320          (35)      13,251
Comprehensive income:
Net income                                          --          --          --       1,721           --           --        1,721
   Unrealized holding losses on securities
       arising during the period
       (net of tax of $(222))                       --          --          --          --         (352)          --         (352)
                                                                                                                         --------
  Total comprehensive income                                                                                                1,369
Proceeds from issuance of common stock              85          69          --          --           --           --          154
Purchase of treasury stock                          --          --          --          --           --          (85)         (85)
Dividends paid on common stock                      --          --          --        (311)          --           --         (311)
Dividends paid on preferred stock                   --          --          --         (67)          --           --          (67)
                                              --------    --------    --------    --------     --------     --------     --------
BALANCE, DECEMBER 31, 2003                    $  1,345    $  1,068    $  1,047    $ 11,003     $    (32)    $   (120)    $ 14,311
                                              ========    ========    ========    ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS                                                  YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------
IN THOUSANDS                                                                       2003         2002         2001
                                                                                 --------     --------     --------
OPERATING ACTIVITIES
Net income                                                                       $  1,721     $  1,720     $  1,306
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                     422          401          433
    Provision  for loan losses                                                        129          356          356
    Premium amortization on investment securities                                     217           63           60
    Net (gains) losses on sales and early redemption of investment securities         (12)          42           (1)
    Net gains on sales of loans held for sale                                         (20)          (8)          --
Loans originated for sale                                                          (2,966)        (724)         (90)
Proceeds from sales of loans held for sale                                          2,434          734          238
Decrease in accrued interest receivable                                                91           33          121
Deferred income tax benefit                                                           (42)        (183)        (850)
(Increase) in bank-owned life insurance                                            (1,147)        (385)        (230)
Decrease (increase) in other assets                                                 1,049       (1,354)        (365)
(Decrease) increase in accrued expenses and other liabilities                        (287)         251        1,964
                                                                                 --------     --------     --------
Net cash provided by operating activities                                           1,589          946        2,942
                                                                                 --------     --------     --------

INVESTING ACTIVITIES
Purchase of bank-owned life insurance                                              (1,000)          --           --
Increase in loans                                                                 (22,605)     (10,211)      (8,393)
(Increase) decrease in interest-bearing deposits with banks                          (188)         102       (3,477)
Proceeds from maturities of investment securities available for sale,
      including principal payments and early redemptions                           39,829       36,595        9,405
Proceeds from maturities of investment securities held to maturity,
      including principal payments and early redemptions                           20,166       13,694       22,220
Purchases of investment securities available for sale                             (37,545)     (44,241)     (17,268)
Purchases of investment securities held to maturity                               (20,481)     (14,068)     (19,546)
Purchases of premises and equipment                                                  (263)        (392)      (1,138)
Decrease in other real estate owned, net                                               62          224          295
                                                                                 --------     --------     --------
Net cash used in investing activities                                             (22,025)     (18,297)     (17,902)
                                                                                 --------     --------     --------

FINANCING ACTIVITIES
Purchase of deposits                                                                   --           --       16,369
Increase (decrease) in deposits                                                    16,477      (12,235)       1,591
Increase (decrease) in short-term borrowings                                          890           --          (46)
Increase in long-term debt                                                          3,200        3,068          779
Proceeds from issuance of common stock                                                 --           --           71
Purchases of treasury stock                                                           (85)         (11)          (5)
Dividends paid on preferred stock                                                     (67)         (67)         (67)
Dividends paid on common stock                                                       (311)        (281)        (243)
                                                                                 --------     --------     --------
Net cash provided by (used in) by financing activities                             20,104       (9,526)      18,449
                                                                                 --------     --------     --------

Net (decrease) increase in cash and cash equivalents                                 (332)     (26,877)       3,489

Cash and cash equivalents at beginning of year                                     12,196       39,073       35,584
                                                                                 --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 11,864     $ 12,196     $ 39,073
                                                                                 ========     ========     ========
CASH PAID DURING THE YEAR
Interest                                                                         $  3,333     $  4,281     $  5,115
Income taxes                                                                          472        2,072          735

SUPPLEMENTAL SCHEDULE FOR NONCASH INVESTING ACTIVITIES
Real estate acquired in settlement of loans                                            --          250           --
Conversion of long-term debt into common stock                                        154           --           71
Transfer from investment securities held to maturity to investment securities
     available for sale, at amortized cost                                             --           --          246

See accompanying notes to consolidated financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of City National Bancshares Corporation (the "Corporation" or "CNBC") and its subsidiary, City National Bank of New Jersey (the "Bank" or "CNB") conform with accounting principles generally accepted in the United States of America and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. The following is a summary of the more significant policies and practices.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of CNBC and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the presentation of the Statement of Cash Flows, Cash and cash equivalents includes Cash and due from banks and Federal funds sold.

FEDERAL HOME LOAN BANK OF NEW YORK

The Bank, as a member of Federal Home Loan Bank of New York ("FHLB"), is required to hold shares of capital stock of the FHLB based on a specified formula. The FHLB stock is carried at cost and is included in investment securities available for sale.

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

ALLOWANCE FOR LOAN LOSSES

A substantial portion of the Bank's loans are secured by real estate in New Jersey, particularly within the Newark area. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions.

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

CORE DEPOSIT PREMIUMS

The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Corporation's consolidated financial statements.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN")" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"). For public entities, FIN 46 and FIN 46R are applicable to all special-purpose entities ("SPEs") in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in July, 2002. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Corporation was not allowed to include the $3.0 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain "well capitalized."

The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trust. The adoption of FIN 46 did not have a significant effect on the Corporation's consolidated financial statements.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements in order to conform with the 2003 presentation.

NOTE 2 CASH AND DUE FROM BANKS

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $1,860,000 in 2003 and $2,130,000 in 2002.

NOTE 3 FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Federal funds sold averaged $11.7 million during 2003 and $18 million in 2002, while the maximum balance outstanding at any month-end during 2003, 2002 and 2001 was $28.4 million, $37 million and $53.8 million, respectively. There were no securities purchased under repurchase agreements in either 2003 or 2002. There were no such transactions outstanding at any month-end during 2003, 2002 or 2001.

NOTE 4 INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                                 Gross         Gross
                                Amortized     Unrealized     Unrealized       Market
2003 In thousands                  Cost          Gains         Losses          Value
                                ---------     ----------     ----------       ------
U.S. Treasury securities
  and obligations of U.S.
  government agencies            $10,205        $    42        $   133        $10,114
Obligations of state and
  political subdivisions           1,879            127             --          2,006
Other securities:
  Mortgage-backed
    securities                    29,215            296            338         29,173
  Other debt securities            4,168             59            104          4,123
Equity securities:
    Marketable securities            897             17             14            900
    Federal Reserve Bank
      and Federal Home
      Loan Bank stock                980             --             --            980
                                 -------        -------        -------        -------
Total                            $47,344        $   541        $   589        $47,296
                                 =======        =======        =======        =======

                                                 Gross         Gross
                                Amortized     Unrealized     Unrealized       Market
2002 In thousands                  Cost          Gains         Losses         Value
                                ---------     ----------     ----------       ------
U.S. Treasury securities
  and obligations of U.S.
  government agencies            $15,815        $   181        $    32        $15,964
Obligations of state and
  political subdivisions           4,379             94             --          4,473
Other securities:
  Mortgage-backed
    securities                    23,298            561             36         23,823
  Other debt securities            4,669             34            232          4,471
   Equity securities:
    Marketable securities            869             --             44            825
    Federal Reserve Bank
      and Federal Home
      Loan Bank stock                826             --             --            826
                                 -------        -------        -------        -------
Total                            $49,856        $   870        $   344        $50,382
                                 =======        =======        =======        =======

The amortized cost and the market values of investments in debt securities available for sale as of December 31, 2003 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                        Amortized        Market
In thousands                                              Cost           Value
                                                        ---------       --------
Due within one year:
  U.S. Treasury securities and obligations
   of U.S. government agencies                           $ 4,166        $ 4,124
  Mortgage-backed securities                                  65             66
  Obligations of state and political subdivisions            612            611
  Other debt securities                                      750            753
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                              500            487
  Mortgage-backed securities                                 183            187
Due after five years but within ten years:
  Mortgage-backed securities                               1,077          1,138
  Obligations of state and political subdivisions            697            765
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                            5,539          5,438
  Mortgage-backed securities                              27,890         27,847
  Obligations of state and political subdivisions            570            630
  Other debt securities                                    3,418          3,370
                                                         -------        -------
Total debt securities                                     45,467         45,416
Equity securities                                          1,877          1,880
                                                         -------        -------
Total                                                    $47,344        $47,296
                                                         =======        =======

Sales of investment securities available for sale resulted in gross gains of $24,000, $5,000 and $15,000 and gross losses of $21,000, $55,000 and $18,000 in
2003, 2002 and 2001 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands          2003          2002          2001
                    ------        ------        ------
Taxable             $1,936        $2,187        $2,058
Tax-exempt              92           124           112
                    ------        ------        ------
Total               $2,028        $2,311        $2,170
                    ======        ======        ======

Investment securities available for sale with a carrying value of $35,372,000 were pledged to secure U.S. government and municipal deposits at December 31, 2003.

Investment securities available for sale which have had continuous unrealized losses are set forth below:

                                                 Less than 12 Months             12 Months or More                  Total
                                                ------------------------      -----------------------       -----------------------
                                                                Gross                         Gross                         Gross
                                                Market        Unrealized      Market       Unrealized       Market       Unrealized
2003 In thousands                                Value         Losses          Value         Losses          Value          Losses
                                                -------        -------        -------        -------        -------        -------
U.S. Treasury securities and obligations
  of U.S. government agencies                   $ 4,197        $   121        $ 2,288        $    12        $ 6,485        $   133
Other securities:
  Mortgaged-backed securities                    14,125            338             --             --         14,125            338
  Other debt securities                              --             --          1,796            104          1,796            104
Equity securities                                    --             --            900             14            900             14
                                                -------        -------        -------        -------        -------        -------
Total                                           $18,322        $   459        $ 4,984        $   130        $23,306        $   589
                                                =======        =======        =======        =======        =======        =======

The gross unrealized losses set forth above are attributable primarily to investments purchased during 2003, prior to the fourth quarter, when interest rates increased. Accordingly, these securities were purchased in a lower interest rate environment. The U.S. Treasury securities and obligations of U.S. government agencies that have been in a loss position for at least a year represent primarily floating-rate pools of SBA guaranteed loans, the market value of which has been negatively impacted by the low interest rate environment. The other debt securities represent two floating-rate corporate trust preferred securities similarly effected, as well as by their long maturities, both of which exceed twenty years.

The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 5 INVESTMENT SECURITIES HELD TO MATURITY

The book and market values as of December 31 of investment securities held to maturity were as follows:

                                                 Gross          Gross
                                  Book        Unrealized     Unrealized       Market
2003 In thousands                 Value          Gains          Losses         Value
                                 -------      ----------     ----------       -------
U.S. Treasury securities
  and obligations of U.S.
  government agencies            $11,367        $    44        $   132        $11,279
Obligations of state and
  political subdivisions           6,379            417             10          6,786
Other securities:
 Mortgage-backed
  securities                      10,133            211             51         10,293
 Other debt securities             2,018            356             --          2,374
                                 -------        -------        -------        -------
Total                            $29,897        $ 1,028        $   193        $30,732
                                 =======        =======        =======        =======

                                                 Gross           Gross
                                  Book        Unrealized       Unrealized        Market
2002 In thousands                 Value          Gains           Losses          Value
                                 -------      ----------       ----------       -------
U.S. Treasury securities
  and obligations of U.S.
  government agencies            $13,842        $   158        $      --        $14,000
Obligations of state and
  political subdivisions           5,937            346               --          6,283
Other securities:
 Mortgage-backed
  securities                       7,759            320               --          8,079
 Other debt securities             2,021            308               --          2,329
                                 -------        -------        ---------        -------
Total                            $29,559        $ 1,132        $      --        $30,691
                                 =======        =======        =========        =======

During 2003, $15.6 million of Agency callable securities were redeemed by the issuers prior to maturity, resulting in gross gains of $9,000, while in 2002 $5.5 million of such securities were redeemed, resulting in gross gains of $8,000 and $18.9 million were redeemed in 2001 resulting in gross gains of $4,000.

The book value and the market value of investment securities held to maturity as of December 31, 2003 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                          Book           Market
In thousands                                              Value          Value
                                                         -------        -------
Due within one year:
  Mortgage-backed securities                             $    45        $    45
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                               28             29
Due after five years but within ten years:
  Obligations of state and political subdivisions          2,470          2,667
  Other debt securities                                    2,018          2,374
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                           11,339         11,250
  Obligations of state and political subdivisions          3,909          4,119
  Mortgage-backed securities                              10,088         10,248
                                                         -------        -------
Total                                                    $29,897        $30,732
                                                         =======        =======

Interest and dividends on investment securities held to maturity was as follows:

In thousands         2003          2002          2001
                    ------        ------        ------
Taxable             $1,331        $1,449        $1,647
Tax-exempt             322           311           280
                    ------        ------        ------
Total               $1,653        $1,760        $1,927
                    ======        ======        ======

Investment securities held to maturity with a carrying value of $16,349,000 were pledged to U.S. government and municipal deposit funds at December 31, 2003.

Investment securities held to maturity which have had continuous unrealized losses are set forth below:

                                                       Less than 12 Months          12 Months or More             Total
                                                       --------------------        ------------------      --------------------
                                                                     Gross                     Gross                      Gross
                                                       Market      Unrealized      Market    Unrealized    Market      Unrealized
2003 In thousands                                      Value         Losses         Value     Losses       Value         Losses
                                                       ------        -------       ------     -------      ------        ------
U.S. Treasury securities and obligations
  of U.S. government agencies                          $3,867        $  132        $   --      $   --      $3,867        $  132
Obligations of state and political subdivisions           186            10            --          --         186            10
Other securities:
  Mortgaged-backed securities                           3,316            51            --          --       3,316            51
  Other debt securities                                    --            --            --          --          --            --
                                                       ------        ------        ------      ------      ------        ------
Total                                                  $7,369        $  193        $   --      $   --      $7,369        $  193
                                                       ======        ======        ======      ======      ======        ======


The gross unrealized losses set forth above are attributable primarily to investments purchased during 2003, prior to the fourth quarter, when interest rates increased. Accordingly, these securities were purchased in a lower interest rate environment.

The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 6 LOANS

Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands                   2003            2002
                            --------        --------
Commercial                  $ 20,052        $ 15,510
Real estate                  110,802          92,323
Installment                    1,035           1,492
                            --------        --------
Total loans                  131,889         109,325
Less: Unearned income            118             130
                            --------        --------
Loans                       $131,771        $109,195
                            ========        ========

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                                        2003          2002
                                                  ------        ------
Nonaccrual loans                                  $1,006        $  765
Loans with interest or principal 90
  days or more past due and still accruing           230           275
                                                  ------        ------
Total nonperforming loans                         $1,236        $1,040
                                                  ======        ======

The effect of nonaccrual loans on income before taxes is presented below.

In thousands                    2003         2002         2001
                                ----         ----         ----
Interest income foregone        $(54)        $(39)        $(38)
Interest income received          45           95           62
                                ----         ----         ----
                                $ (9)        $ 56         $ 24
                                ====         ====         ====

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 2003, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

There were no impaired loans at December 31, 2003, or at December 31, 2002.

NOTE 7 ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

In thousands                            2003          2002          2001
                                      ------        ------        ------
Balance, January 1                    $2,100        $1,700        $1,200
Provision for loan losses                129           356           356
Recoveries of loans previously
  charged off                            178           103           299
                                      ------        ------        ------
                                       2,407         2,159         1,855
Less: Charge-offs                        207            59           155
                                      ------        ------        ------
Balance, December 31                  $2,200        $2,100        $1,700
                                      ======        ======        ======

NOTE 8 PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

In thousands                                            2003          2002
                                                       ------        ------
Land                                                   $  476        $  476
Premises                                                1,892         1,892
Furniture and equipment                                 3,240         3,011
Leasehold improvements                                  2,631         2,602
                                                       ------        ------
Total cost                                              8,239         7,981
Less: Accumulated depreciation and amortization         4,231         3,814
                                                       ------        ------
Total premises and equipment                           $4,008        $4,167
                                                       ======        ======

Depreciation and amortization expense charged to operations amounted to $422,000, $401,000, and $434,000 in 2003, 2002, and 2001, respectively.

NOTE 9 DEPOSITS

Deposits at December 31 are presented below.

In thousands                                2003            2002
                                          --------        --------
Noninterest bearing:
  Demand                                  $ 34,471        $ 37,808
  Savings                                      694             694
                                          --------        --------
Total noninterest bearing deposits          35,165          38,502
                                          --------        --------
Interest bearing:
  Savings                                  105,283          89,700
  Time                                      57,923          53,692
                                          --------        --------
Total interest bearing deposits            163,206         143,392
                                          --------        --------
Total deposits                            $198,371        $181,894
                                          ========        ========

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                       2003           2002
                                                -------        -------
Three months or less                            $ 9,476        $ 5,704
Over three months but within six months           3,306          6,002
Over six months but within twelve months          8,353          4,333
Over twelve months                                4,239          6,524
                                                -------        -------
Total deposits                                  $25,374        $22,563
                                                =======        =======

Interest expense on certificates of deposits of $100,000 or more was $438,000, $759,000 and $2,468,000 in 2003, 2002 and 2001, respectively.

NOTE 10 SHORT-TERM BORROWINGS

Information regarding short-term borrowings at December 31, is presented below.

                                                             Average
                                                             Interest                      Average         Maximum
                                                             Rate on         Average      Interest         Balance
                                               Decem-        Decem-          Balance        Rate           at any
                                               ber 31        ber 31          During        During          Month-
Dollars in thousands                           Balance       Balance        the Year      the Year           End
                                               -------       -------        --------      --------         -------
2003
Federal funds purchased and securities
  sold under repurchase agreements             $   890           .30%        $   353          1.06%        $ 4,060
Demand note issued to the U.S. Treasury             --            --             688           .87%          4,303
                                               -------       -------         -------       -------         -------
Total                                          $   890           .30%        $ 1,041           .96%        $ 8,363
                                               =======       =======         =======       =======         =======
2002
Federal funds purchased and securities
  sold under repurchase agreements             $    --            --%        $    --          1.06%        $    --
Demand note issued to the U.S. Treasury             --            --           1,047          1.47%          2,183
                                               -------       -------         -------       -------         -------
Total                                          $    --            --%        $ 1,047          1.47%        $ 2,183
                                               =======       =======         =======       =======         =======

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $6,690,000, along with loans guaranteed by the Small Business Administration totalling $899,000. There was no balance outstanding under the note at December 31, 2003.

NOTE 11 LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:

In thousands                                       2003           2002
                                                 -------        -------
FHLB convertible advances due from
 April 7, 2008 through October 4, 2010           $13,200        $ 9,700
5.25% capital note, due December 28, 2005            825          1,125
5.00% capital note, due July 1, 2008                 500            500
6.00% capital note, due December 28, 2010            500            500
8.00% mandatory convertible debentures,
  due July 1, 2003                                    --            154
7.00% note, due January 1, 2014                    1,000          1,000
8.00% capital note, due May 6, 2017                  200            200
Subordinated debt                                  3,093          3,093
                                                 -------        -------
Total                                            $19,318        $16,272
                                                 =======        =======

Interest is payable quarterly on most of the FHLB advances. The advances bear fixed interest rates ranging from 1.95% to 6.15% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.

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

Scheduled repayments on long-term debt are as follows:

In thousands                                         Amount
------------                                         ------
2004                                               $    375
2005                                                    450
2006                                                    125
2007                                                  1,625
2008                                                  8,125
Thereafter                                            8,618
                                                    =======
Total                                               $19,318
                                                    =======

In July 2002, City National Bancshares Corporation sold $3 million of trust preferred securities through a statutory business trust, City National Bank of New Jersey Capital Trust I (the "Trust"). The securities pay interest quarterly on January 7, April 7, July 7 and October 7, based on the current three-month LIBOR rate, plus 3.65%. The rate in effect at December 31, 2003 was 4.77%.

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

Information with respect to the accounting treatment of trust preferred securities is set forth in Note 1.

NOTE 12 OTHER OPERATING INCOME AND EXPENSES

The following table presents the major items of other operating income and expenses:

In thousands                             2003    2002     2001
------------                             ----    ----     ----
OTHER OPERATING INCOME
Agency fees on commercial loans          $326      $305      $192
Undistributed income from
  unconsolidated subsidiary               300       276        87
Income from foreign ATM's                 235       229       193
Earnings on cash surrender value of
  life insurance                          187       119       117
Award income                                3       343       774
OTHER OPERATING EXPENSES
Data processing                           292       260       215
Credit card loss                          295       --        --
Professional fees                         259       246       373
Marketing expense                         270       370       408
Stationery and supplies expense           140       159       161

During 2001, the Bank received $1.9 million from the U.S. Department of the Treasury Community Development Financial Institutions Fund ("CDFI"), of which $209,000 was applicable to the loan commitments made in 2000, and recorded as award income.

Additionally, $473,000 was applicable to loans committed and funded during 2001 and $92,000 was applicable to a new branch location opened in a low-income neighborhood. Finally, $1.1 million applied to a deposit program in which the Bank participated. Under this program, long-term certificates of deposits were purchased from banks located in low-income areas at below-market rates. No award was received in 2002.

In November 2003, the Bank received an award of $513,000 from the CDFI fund, of which $450,000 was attributable to the Bank's lending efforts and $18,000 was attributable to purchasing long-term deposits from banks in low-income areas. An additional $45,000 was received for opening a branch in a low-income community. The loan and deposit awards are being recorded as interest income, representing yield enhancement on the lives of the loans and deposits through 2006.

During 2003, 2002 and 2001, $386,000, $385,000 and $97,000 respectively, was recorded as interest income on deposits with banks as a yield enhancement. An additional $94,000 was recorded as interest income on loans as a yield enhancement during 2003.

NOTE 13 INCOME TAXES

The components of income tax expense are as follows:

In thousands                              2003          2002           2001
--------------------------------         -------       -------       -------
CURRENT EXPENSE
Federal                                  $   574       $   862       $ 1,324
State                                        194           239           245
                                         -------       -------       -------
Total current income tax expense             768         1,101         1,569
                                         -------       -------       -------
DEFERRED (BENEFIT) EXPENSE
Federal                                      (36)         (158)         (728)
State                                         (6)          (25)         (122)
                                         -------       -------       -------
Total deferred income tax (benefit)
expense                                      (42)         (183)         (850)
                                         -------       -------       -------
Total income tax expense                 $   726       $   918       $   719
                                         =======       =======       =======

Not included in the above table is deferred income tax expense (benefit) of $(222,000), $179,000 and $(46,000) for 2003, 2002 and 2001, respectively, which represents the deferred income tax expense (benefit) on the net unrealized gains (losses) of securities available for sale.

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:


In thousands                               2003        2002       2001
---------------                           -----       -----       -----
Federal income tax at statutory rate      $ 832       $ 897       $ 689
Increase (decrease) in income tax
  expense resulting from:
 State income tax expense, net of
  federal benefit                           124         141          81
 Tax-exempt income                         (171)       (159)       (119)
 Life insurance                             (59)        (28)        (27)
 Change in valuation allowance             --            17         (17)
 Other, net                                --            50         112
                                          -----       -----       -----
Total income tax expense                  $ 726       $ 918       $ 719
                                          =====       =====       =====

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                    2003          2002
-------------------------------               -------       -------
DEFERRED TAX ASSETS
Unrealized losses (gains) on
investment securities available for sale      $    16       $  (206)
Investment securities                              19            25
Allowance for possible loan losses                377           337
Premises and equipment                             94            75
Deposit intangible                                 69            48
Deferred compensation                             391           301
Other real estate owned                           174           174
Accrued expenses                                   86           109
Deferred income                                   343           382
Other assets                                       99           155
Other                                              (4)         --
                                              -------       -------
Total deferred tax asset                        1,664         1,400
Less: Valuation allowance                          18            18
                                              -------       -------
Deferred tax asset                              1,646         1,382
                                              -------       -------
DEFERRED TAX LIABILITIES                         --            --
                                              -------       -------
Net deferred tax asset                        $ 1,646       $ 1,382
                                              =======       =======

The net deferred asset represents the anticipated federal and state tax assets to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. Management believes, based upon estimates of future taxable earnings, that more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets, net of deferred valuation allowance, although there can be no assurance about the level of future earnings.

NOTE 14 BENEFIT PLANS

Savings plan

The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $66,000 in 2003, $64,000 in 2002 and $60,000 in 2001.

Bonus plan

The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2003, 2002 and 2001 amounted to $170,000, $219,000, and $270,000, respectively.

Nonqualified benefit plans

The Bank maintains a supplemental executive retirement plan ("SERP"), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $147,000 in 2003, $130,000 in 2002 and $74,000 in 2001. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $52,000 in 2003, $59,000 in 2002 and $11,000 in 2001.

Benefits under both plans are funded through bank-owned life insurance policies. During 2003, the Bank purchased $1 million in bank-owned life insurance to help offset the cost of executive benefits. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $187,000 in 2003, $119,000 in 2002 and $117,000 in 2001, while the related life insurance expense was $40,000 in 2003, $39,000 in 2002 and $38,000 in 2001.

Stock options

No stock options have been issued since 1997. During 1997, the Corporation issued 5,700 stock options at an exercise price equal to the fair market value of the stock on the date of the grant. Under Accounting Principles Board Opinion No. 25, compensation cost for the stock options is not recognized because the exercise price of the stock options equaled the market price of the underlying stock on the date of the grant. The options vested equally over three years. There were no stock options outstanding at December 31, 2003 and 2002.

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

                                                                            December 31,
                                                                     --------------------------
              Date         Dividend       Stated          Number
             Issued          Rate         Value         of Shares       2003           2002
             ------        --------     ----------      ---------    ----------      ----------
Series A      12/96          6.00%      $   25,000            8      $  200,000      $  200,000
Series C       2/96          8.00              250          108          27,000          27,000
Series D       6/97          6.50              250        3,280         820,000         820,000
                                                                     ----------      ----------
                                                                     $1,047,000      $1,047,000
                                                                     ==========      ==========

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

Under this limitation, $3,583,000 was available for the payment of dividends to the parent corporation at December 31, 2003, subject to the restrictive covenants under long-term debt agreements included in Note 11.

NOTE 17 NET INCOME PER COMMON SHARE

The following table presents the computation of net income per common share.

In thousands, except per share data           2003            2002             2001
------------------------------------        ---------       ---------       ---------
Net income                                  $   1,721       $   1,720       $   1,306
Dividends paid on preferred stock                 (67)            (67)            (67)
                                            ---------       ---------       ---------
Net income applicable to basic
  common shares                                 1,654           1,653           1,239
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                      4               8               9
                                            ---------       ---------       ---------
Net income applicable to diluted
  common shares                             $   1,658       $   1,661       $   1,248
                                            =========       =========       =========
NUMBER OF AVERAGE COMMON SHARES

Basic                                         127,854         123,852         123,241
                                            ---------       ---------       ---------
Diluted:
  Average common shares outstanding           127,854         123,852         123,241
  Average common shares converted from
    convertible subordinate debentures          4,275           8,550          10,525
                                            ---------       ---------       ---------
                                              132,129         132,402         133,766
                                            =========       =========       =========
NET INCOME PER COMMON SHARE

Basic                                       $   12.94       $   13.35       $   10.05
Diluted                                         12.55           12.54            9.33

NOTE 18 RELATED PARTY TRANSACTIONS

Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2003 and 2002. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $686,000 and $775,000 at December 31, 2003 and 2002, respectively. The highest amount of such indebtedness during 2003 was $975,000 and in 2002 amounted to $782,000. During 2003, new loans totalled $276,000 and paydowns totalled $365,000. All related party loans were performing as of December 31, 2003.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2003 and 2002.

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

DEPOSIT LIABILITIES

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2003 and 2002. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

LONG-TERM DEBT

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2003 and 2002.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

                                       2003                       2002
                               Carrying        Fair        Carrying       Fair
In thousands                    Value         Value         Value        Value
                               --------      --------      --------      --------
FINANCIAL ASSETS
Cash and other short-term
  Investments                  $ 11,864      $ 11,864      $ 12,196      $ 12,196
Interest-bearing deposits
  with banks                      3,716         3,716         3,528         3,528
Investment securities AFS        47,296        47,296        50,382        50,382
Investment securities HTM        29,897        30,732        29,559        30,691
Loans                           129,571       143,499       107,095       134,126
Loans held for sale                 552           552          --            --
FINANCIAL LIABILITIES
Deposits                       $198,371      $200,089      $181,894      $184,013
Short-term borrowings               890           890          --            --
Long-term debt                   19,318        20,716        16,272        18,456

NOTE 20 COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleged, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. CNB has been awarded a $1.7 million judgment, representing the loss, cost of collection and interest. CNB has filed appropriate proofs of loss under the entity's fidelity bond. It is unlikely that CNB will receive any of the judgment, and the amount that CNB will ultimately recover, if any, under the insurance policy cannot be determined.

During 2003, the Bank incurred a credit card fraud loss of $295,000. The Bank has filed a claim with its fidelity bond carrier to recover this loss and is contemplating legal action. The amount that CNB will ultimately recover, if any, under the insurance policy or from such legal action cannot be determined.

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

At December 31, 2003 and 2002 the Bank had mortgage commitments of $16,436,000 and $12,750,000, unused corporate lines of credit of $30,559,000 and $34,143,000, and $647,000 and $583,000 of other loan commitments, respectively. There were $40,000 of financial standby letters of credit outstanding at December 31, 2003, while there were none outstanding at December 31, 2002.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

NOTE 22 PARENT COMPANY INFORMATION

Condensed financial statements of the parent company only are presented below.

CONDENSED BALANCE SHEET

                                                    December 31,
In thousands                                      2003        2002
------------------------------------            -------      -------
ASSETS
Cash and cash equivalents                       $    86      $   144
Investment securities held to                      --            151
maturity
Investment securities available for                 388          580
sale
Investment in subsidiary                         18,929       17,817
Due from subsidiary                               1,050        1,154
Other assets                                         51           90
                                                -------      -------
Total assets                                    $20,504      $19,936
                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                               $    75      $   113
Subordinated debt                                 6,118        6,572
                                                -------      -------
Total liabilities                                 6,193        6,685
Stockholders' equity                             14,311       13,251
                                                -------      -------
Total liabilities and stockholders' equity      $20,504      $19,936
                                                =======      =======


CONDENSED STATEMENT OF INCOME

                                         Year Ended December 31,
In thousands                          2003         2002          2001
-------------------------------     -------       -------       -------
INCOME
Interest income                     $    23       $    60       $    52
Dividends from subsidiaries             561           300           690
Interest from subsidiaries               56            56            19
                                    -------       -------       -------
Total income                            640           416           761
                                    -------       -------       -------
EXPENSES
Interest expense                        356           299           148
Other operating expenses                  5             5             4
Net gains (losses) on sales of
  investment securities                   7           (43)           (3)
Income tax benefit                      (95)          (79)          (29)
                                    -------       -------       -------
Total expenses                          259           268           126
                                    -------       -------       -------
Income before equity in
  undistributed income of
  subsidiaries                          381           148           635
Equity in undistributed income
  of subsidiaries                     1,340         1,572           671
                                    -------       -------       -------
Net income                          $ 1,721       $ 1,720       $ 1,306
                                    =======       =======       =======

CONDENSED STATEMENT OF CASH FLOWS

                                                          Year Ended December 31,
In thousands                                          2003           2002          2001
--------------------------------------------        --------       --------       --------
OPERATING ACTIVITIES
Net income                                          $  1,721       $  1,720       $  1,306
Adjustments to reconcile net income
    to cash used in operating
    activities:
    (Discount accretion) premium
      amortization on investment securities               (1)           (11)             2
  Net (gains) losses on sales of
     investment securities available for sale             (7)            43              3
  Equity in undistributed income of subsidiary        (1,340)        (1,572)          (671)
Decrease (increase) in other assets                       39            (19)           (65)
(Decrease) increase in other liabilities                 (38)            88              2
                                                    --------       --------       --------
Net cash provided by operating activities                374            249            577
                                                    --------       --------       --------
INVESTING ACTIVITIES
Proceeds from sales and maturities of
  investment securities available for sale
    including principal payments                       1,214            125             92
Proceeds from maturities of investment
  securities held to maturity including
  principal payments                                     151         21,396            103
Purchases of investment securities
  available for sale                                    (964)       (21,211)           (97)
Purchases of investment securities
  held to maturity                                      --             (150)          (128)
Increase in investment in subsidiary                    (174)        (2,093)        (1,000)
Decrease(increase) in loans to subsidiaries              104         (1,000)          --
                                                    --------       --------       --------
Net cash provided by (used in) investing
  activities                                             331         (2,933)        (1,030)
                                                    --------       --------       --------
FINANCING ACTIVITIES
(Decrease) increase in subordinated debt                (300)           (25)           779
Increase in loans from subsidiaries                     --            3,093           --
Proceeds from issuance of common stock                  --             --               71
Purchases of treasury stock                              (85)           (11)            (5)
Dividends paid                                          (378)          (348)          (310)
                                                    --------       --------       --------
Net cash (used in) provided by financing
  activities                                            (763)         2,709            535
                                                    --------       --------       --------
(Decrease) increase in cash and
  cash equivalents                                       (58)            25             82
Cash and cash equivalents at
  beginning of year                                      144            119             37
                                                    --------       --------       --------
Cash and cash equivalents at
  end of year                                       $     86       $    144       $    119
                                                    ========       ========       ========

NOTE 23 REGULATORY CAPITAL REQUIREMENTS

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2003, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 2003 both City National Bancshares and City National Bank meet all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized City National Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed City National Bank's capital classification.

The following is a summary of City National Bank's actual capital amounts and ratios as of December 31, 2003 and 2002, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:


                                                       FDIC REQUIREMENTS
                                ---------------------------------------------------------------------
                                                         MINIMUM CAPITAL
                                                MINIMUM CAPITAL FOR CLASSIFICATION
                                     BANK ACTUAL               ADEQUACY           AS WELL-CAPITALIZED
In thousands                    AMOUNT        RATIO       AMOUNT       RATIO      AMOUNT       RATIO
---------------------------     -------       -----       ------       -----      ------       -----
December 31, 2003
  Leverage (Tier1) capital      $18,134       7.75%        8,956       4.00%      $11,195       5.00%
  Risk-based capital:
    Tier 1                       18,134      12.40         5,847       4.00         8,771       6.00
    Total                        19,968      13.66        11,694       8.00        14,618      10.00
December 31, 2002
  Leverage (Tier 1)
    capital                     $16,531       7.75%      $ 8,559       4.00%      $10,699       5.00%
Risk-based capital:
    Tier 1                       16,531      13.17         5,020       4.00         7,530       6.00
    Total                        18,260      14.55        10,039       8.00        12,549      10.00


NOTE 24 SUMMARY OF QUARTERLY FINANCIAL INFORMATION

(unaudited)                                             2003
----------------------------------------------------------------------------------
Dollars in thousands,               First       Second        Third        Fourth
  except per share data            Quarter      Quarter      Quarter       Quarter
-----------------------            -------      -------      -------       -------
Interest income                    $ 2,950      $ 2,958      $ 2,995       $ 3,181
Interest expense                       827          816          801           822
                                   -------      -------      -------       -------
Net interest income                  2,123        2,142        2,194         2,359
Provision (credit) for
  loan losses                           39           84           16           (10)
Net losses (gains) on sales
  of investment securities               4            1          (16)           (1)
Other operating income                 598          652          663           680
Other operating expenses             2,072        2,237        2,106         2,432
                                   -------      -------      -------       -------
Income before income
  tax expense                          606          472          751           618
Income tax expense                     212          166          246           102
                                   -------      -------      -------       -------
Net income                         $   394      $   306      $   505       $   516
                                   =======      =======      =======       =======
Net income per share- basic        $  3.03      $  2.32      $  3.74       $  3.85
                                   =======      =======      =======       =======
Net income per share- diluted      $  2.85      $  2.19      $  3.68       $  3.83
                                   =======      =======      =======       =======


                                                      2002
Dollars in thousands,              First        Second          Third         Fourth
  except per share data           Quarter       Quarter        Quarter        Quarter
-----------------------           -------       -------        -------        -------
Interest income                   $ 3,043       $ 3,076       $ 3,055       $ 3,047
Interest expense                    1,023         1,005         1,009           957
                                  -------       -------       -------       -------
Net interest income                 2,020         2,071         2,046         2,090
Provision for
  loan losses                          80            75            83           118
Net (gains) losses on sales
  of investment securities            (11)          (31)           (3)            3
Other operating income                643           748           591           916
Other operating expenses            1,855         1,933         1,925         2,376
                                  -------       -------       -------       -------
Income before income
  tax expense                         717           780           626           515
Income tax expense                    235           288           215           180
                                  -------       -------       -------       -------
Net income                        $   482       $   492       $   411       $   335
                                  =======       =======       =======       =======
Net income per share- basic       $  3.72       $  3.93       $  3.15       $  2.55
                                  =======       =======       =======       =======
Net income per share-diluted      $  3.50       $  3.68       $  2.96       $  2.40
                                  =======       =======       =======       =======

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
City National Bancshares Corporation:

We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                KPMG LLP

Short Hills, New Jersey
March 8, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during 2003.

ITEM 9A CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, management carried out an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Management does not expect that the disclosure controls and procedures or the internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to the costs. Because there are inherent limitations in all control systems, no evaluation of controls can be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004.

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

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (10)(b)    The Employment Agreement among the Corporation, the Bank and
                    Louis E. Prezeau dated May 25, 2003.

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

         (13)       Annual Report to security holders for the fiscal year ended
                    December 31, 2003.

         (21) Subsidiaries of the registrant. The required information is included on page 3.

         (31)       Certificate of Periodic Report (302).

         (32)       Certificate of Periodic Report (906).

         (c)        No reports on Form 8-K were filed during the quarter ended
                    December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

By:   /s/ Louis E. Prezeau                                        By:   /s/ Edward R. Wright
      ---------------------------------                                 ---------------------------------
      Louis E. Prezeau                                                  Edward R. Wright
      President and Chief                                               Chief Financial Officer
      Executive Officer                                                 and Principal Accounting Officer

Date: March 24, 2004                                              Date: March 24, 2004

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

Signature                                            Title                           Date
---------                                            -----                           ----
/s/ Douglas E. Anderson                              Director                        March 24, 2004
----------------------------------------
Douglas E. Anderson

                                                     Director
----------------------------------------
Barbara Bell Coleman

/s/ Leon Ewing                                       Director                        March 24, 2004
----------------------------------------
Leon Ewing

/s/ Eugene Giscombe                                  Director,                       March 24, 2004
----------------------------------------
Eugene Giscombe                                      Chairperson of the Board

                                                     Director
----------------------------------------
Norman Jeffries

/s/ Louis E. Prezeau                                 Director,                       March 24, 2004
----------------------------------------             President and Chief
Louis E. Prezeau                                     Executive Officer


/s/ Lemar C. Whigham                                 Director                        March 24, 2004
----------------------------------------
Lemar C. Whigham