Form 10-Q
period 2004-03-31
CITY NATIONAL BANCSHARES CORP
filed 2004-05-13
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2004

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

Yes        X              No

The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 25, 2004 was approximately $4,371,785.

There were 131,274 shares of common stock outstanding at April 23, 2004.

Index

                                                                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2004 (Unaudited) and December 31, 2003........................      3

         Consolidated Statement of Income (Unaudited) for the Three Months Ended March 31, 2004 and 2003..........      4

         Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2004 and 2003......      5

         Notes to Consolidated Financial Statements (Unaudited)...................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...................      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................................     11

Item 4. Controls and Procedures...................................................................................     12

PART II OTHER INFORMATION.........................................................................................     12

Item 1. Legal proceedings.........................................................................................     12

Item 6. Exhibits and Reports on Form 8-K..........................................................................     12

Signatures .......................................................................................................     14

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                              March 31,     December 31,
Dollars in thousands, except per share data                                                     2004           2003
------------------------------------------------------------------------------------------------------------------------
                                                                                             (UNAUDITED)
ASSETS

Cash and due from banks                                                                          $   7,420     $   7,364
Federal funds sold                                                                                  10,650         4,500
Interest bearing deposits with banks                                                                 2,869         3,716
Investment securities available for sale                                                            58,038        47,296
Investment securities held to maturity (Market value of $30,090
       at March 31, 2004 and $30,732 at December 31,2003 )                                          28,906        29,897
Loans held for sale                                                                                    159           552
Loans                                                                                              127,801       131,771
Less: Allowance for loan losses                                                                      2,100         2,200
------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                          125,701       129,571
------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                               3,957         4,008
Accrued interest receivable                                                                          1,116         1,165
Other real estate owned                                                                                205           290
Bank-owned life insurance                                                                            3,775         3,731
Other assets                                                                                         4,125         4,295
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                     $ 246,921     $ 236,385
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                    $  31,644     $  34,471
       Savings                                                                                     113,031       105,977
       Time                                                                                         59,309        57,923
------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                     203,984       198,371
Accrued expenses and other liabilities                                                               3,702         3,495
Short-term borrowings                                                                                  800           890
Long-term debt                                                                                      23,442        19,318
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                  231,928       222,074

Commitments and contingencies

Stockholders' equity
       Preferred stock, no par value: Authorized 100,000 shares;
               Series A , issued and outstanding 8 shares in 2004 and 2003                             200           200
               Series C , issued and outstanding 108 shares in 2004 and 2003                            27            27
               Series D , issued and outstanding 3,280 shares in 2004 and 2003                         820           820
       Common stock, par value $10: Authorized 400,000 shares;
               134,530 shares issued in 2004 and  2003
               131,274 shares outstanding in 2004 and 131,469 shares outstanding in 2003             1,345         1,345
       Surplus                                                                                       1,068         1,068
       Retained earnings                                                                            11,362        11,003
       Accumulated other comprehensive income (loss) net of tax                                        301           (32)
       Treasury stock, at cost - 3,256 shares  and 3,061 shares in 2004 and 2003, respectively        (130)         (120)
------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                          14,993        14,311
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 246,921     $ 236,385
========================================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                               2004                      2003
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                              $  2,109                  $  1,849
Interest on Federal funds sold and securities
        purchased under agreements to resell                                  38                        59
Interest on deposits with banks                                              127                       126
Interest and dividends on investment securities:
        Taxable                                                              836                       808
        Tax-exempt                                                            96                       108
----------------------------------------------------------------------------------------------------------
Total interest income                                                      3,206                     2,950
----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                                         593                       607
Interest on short-term borrowings                                              2                         2
Interest on long-term debt                                                   243                       218
----------------------------------------------------------------------------------------------------------
Total interest expense                                                       838                       827
----------------------------------------------------------------------------------------------------------

Net interest income                                                        2,368                     2,123
Provision for loan losses                                                    126                        39
----------------------------------------------------------------------------------------------------------
Net interest income after provision
         for loan losses                                                   2,242                     2,084
----------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                                          291                       268
Other income                                                                 282                       330
Net gains (losses) on sales of investment securities                           4                        (4)
----------------------------------------------------------------------------------------------------------
Total other operating income                                                 577                       594
----------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                                       1,242                     1,158
Occupancy expense                                                            201                       183
Equipment expense                                                            117                       104
Other expenses                                                               636                       627
----------------------------------------------------------------------------------------------------------
Total other operating expenses                                             2,196                     2,072
----------------------------------------------------------------------------------------------------------

Income before income tax expense                                             623                       606
Income tax expense                                                           197                       212
----------------------------------------------------------------------------------------------------------

NET INCOME                                                              $    426                  $    394
==========================================================================================================

NET INCOME  PER SHARE
Basic                                                                   $   3.12                  $   3.03
Diluted                                                                     3.12                      2.85
==========================================================================================================

Basic average common shares outstanding                                  131,340                   124,576
Diluted average common shares outstanding                                131,340                   133,126
==========================================================================================================

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                IN THOUSANDS                                           2004                 2003
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $    426             $    394
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                         131                  108
    Provision for loan losses                                                             126                   39
    Premium amortization on investment securities                                          25                   26
    Net (gains) losses on sales and early redemption of investment securities              (4)                   4
    Net gains on sales of loans held for sale                                             (11)                   -
    Gains on sales of other real estate owned properties                                   (3)                   -
Loans originated for sale                                                              (1,103)                (315)
Proceeds from sales and principal payments from loans held for sale                     1,507                    -
Decrease in accrued interest receivable                                                    49                  111
Deferred income tax benefit                                                               (10)                 (45)
Increase in bank-owned life insurance                                                     (44)                 (27)
Decrease in other assets                                                                  (34)                 368
Increase (decrease)  in accrued expenses and other liabilities                            207                 (590)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               1,262                   73
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Decrease in loans, net                                                                  3,744                6,130
Decrease (increase) in interest bearing deposits with banks                               847                 (121)
Proceeds from sales and maturities of investment securities available for
     sale, including principal repayments and early redemptions                         3,862                8,920
Proceeds from sales and maturities of investment securities held to
     maturity, including principal repayments and early redemptions                     5,308                7,800
Purchases of investment securities available for sale                                 (14,077)             (11,373)
Purchases of investment securities held to maturity                                    (4,318)              (5,350)
Decrease in other real estate owned, net                                                   88                    -
Purchases of premises and equipment                                                       (80)                 (22)
------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                    (4,626)               5,984
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in deposits                                                                    5,613                5,178
(Decrease) increase in short-term borrowings                                              (90)                  50
Increase in long-term debt                                                              4,124                    -
Purchases of treasury stock                                                               (10)                  (4)
Dividends paid on preferred stock                                                         (67)                 (67)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               9,570                5,157
------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               6,206               11,214

Cash and cash equivalents at beginning of period                                       11,864               12,196
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 18,070             $ 23,410
==================================================================================================================

CASH PAID DURING THE YEAR:
Interest                                                                             $    795             $    833
Income taxes                                                                              122                   35

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2003 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

3. Net income per common share

The following table presents the computation of net income per common share.

                                          Three Months Ended
                                               March 31,
In thousands, except per share data        2004        2003
-----------------------------------        ----        ----
Net income                               $    426   $    394
Dividends paid on preferred stock              16         17
                                         --------   --------
Net income applicable to basic
  common shares                               410        377
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                  -          2
Net income applicable to diluted
 common shares                           $    410   $    379
                                         ========   ========
NUMBER OF AVERAGE COMMON SHARES
Basic                                     131,340    124,576
Diluted:
  Average common shares outstanding       131,340    124,576
  Average common shares converted from
    convertible subordinate debentures          -      8,550
                                         --------   --------
                                          131,340    133,126
                                         ========   ========
NET INCOME PER COMMON SHARE
Basic                                    $   3.12   $   3.03
Diluted                                      3.12       2.85

In determining net income per common share, quarterly dividends paid on preferred stock have been adjusted to reflect the Corporation's annual dividend payment.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this analysis is to provide information relevant to understanding and assessing the Corporation's results of operations for the first quarter of the current and previous years and financial condition at the end of the current quarter and previous year-end.

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

Net income increased to $426,000 for the first quarter of 2004 from $394,000 for the same 2003 quarter due primarily to a 11.5% increase in net interest income. Related earnings per share on a diluted basis were $3.12 and $2.85, representing an increase of 9.47%. This earnings improvement resulted primarily from higher net interest income.

On March 31, 2004, the Bank entered into an agreement to purchase an $80.5 million deposit portfolio from another financial institution. This agreement is subject to regulatory approvals and is expected to close by the end of June, 2004 if approvals are obtained.

FINANCIAL CONDITION

At March 31, 2004, total assets increased to $246.7 million from $236.4 million at the end of 2003, while total deposits rose to $204 million from $198.4 million. Higher municipal deposit balances contributed to this growth. Average assets also rose during the first quarter of 2004, increasing $21.1 million, or 9.05% to $244.4 million from $223.3 million a year earlier. Deposit growth comprised most of this growth, with proceeds going into the loan portfolio.

Federal funds sold

Federal funds sold increased to $10.7 million at March 31, 2004 from $4.5 million at the end of 2003, while the related average balance declined to $16 million for the first three months of 2004 from $20.4 million for the first three months of 2003. Federal funds sold at March 31, 2004 was $6.1 million higher than at the end of 2003 due to temporary excess liquidity resulting from short-term higher municipal deposits. The decrease in the average balance resulted from reinvestment into longer-term interest earning assets.

Investments

The investment securities available for sale ("AFS") portfolio rose to $58 million at March 31, 2004 from $47.3 million at the end of 2003, while the net related unrealized gain, net of tax, increased to $301,000 from a loss of $32,000 at the end of 2003. Investments held to maturity ("HTM") decreased to $28.9 million at March 31, 2004 from $29.9 million at the end of 2003.

Most of the increase in the investment portfolio consisted of mortgage-backed securities ("MBS"), as the Corporation sought to mitigate its interest rate risk by limiting purchases of longer-term fixed rate bullet bonds. The MBS's will provide cash flow, allowing reinvestment of proceeds into higher yielding investments as rates rise.

At March 31, 2004, the Bank held callable U.S. government agency notes with a carrying value of $9.5 million, of which $9 million were included in the HTM portfolio. Gross unrealized appreciation on the total callable portfolio increased to $13,000 compared to $101,000 of depreciation at the end of 2003. Because of their call features, these bonds tend to reflect depreciation regardless of bond market conditions as they will earn less than current issues if interest rates rise, whereas if rates fall, they then may be redeemed at par by the issuer. However, at the time of purchase, they have a higher coupon rate than similar noncallable securities and the favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. The bonds are callable at par, which approximates carrying value. Management believes that holding the callable securities will not have a significant impact upon the financial condition or operations of the Corporation, although reinvestment of proceeds received from such securities that are redeemed prior to the maturity may be reinvested at lower rates than received on the redeemed securities.

Loans

Loans declined to $127.8 million at March 31, 2004 from $131.8 million December 31, 2003, while average loans increased to $129.1 million for the first three months of 2004 from $105.9 million in the first three months of 2003. Most of the changes occurred in the commercial real estate portfolio.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                                       Three Months
                                                      Ended March 31,
(Dollars in thousands)                              2004           2003
----------------------                            -------        --------
Balance at beginning of period                    $ 2,200        $  2,100
Provision for loan losses                             126              39
Recoveries of previous charge-offs                      8              17
                                                  -------        --------
                                                    2,334           2,156
Less: Charge-offs                                     234              31
                                                  -------        --------
Balance at end of period                          $ 2,100        $  2,125
                                                  =======        ========

The allowance losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

The provision for loan losses increased due to higher commercial loan charge-offs. These charge-offs also contributed to the reduction in nonaccrual loans.

                                                     Three Months                           Three Months
                                                        Ended            Year Ended            Ended
                                                      March 31,         December 31,         March 31,
(Dollars in thousands)                                  2004               2003                2003
----------------------                               ------------       ------------        ------------
Allowance for loan
  losses as a percentage of:
Total loans                                                1.64%             1.67%              2.06%
Total nonperforming loans                                210.21%           177.99%            167.59%
Total nonperforming assets
  (nonperforming loans and OREO)                         174.42%           144.17%            131.17%

Net charge-offs as a percentage
  of average loans (year-to-date)                           .18%              .02%               .03%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued.

Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans.

                                         March 31,        December 31,        March 31,
(Dollars in thousands)                     2004               2003              2003
----------------------                   ---------        ------------        ---------
Nonaccrual loans
Commercial                               $     84          $    314          $     439
Installment                                    18                22                 23
Real estate                                   657               670                569
                                         --------          --------          ---------
Total                                         759             1,006              1,031
                                         --------          --------          ---------
Loans past due 90 days
  or more and still accruing
Installment                                     1                 6                 12
Real estate                                   239               224                225
                                         --------          --------          ---------
Total                                         240               230                237
                                         --------          --------          ---------
Total nonperforming loans                $    999          $  1,236          $   1,268
                                         ========          ========          =========

There were no impaired loans at March 31, 2004 or December 31, 2003, nor were there any impaired loans during the first three months of 2004 or 2003.

DEPOSITS

Total deposits rose $5.6 million to $204 million at March 31, 2004 from $198.4 million at the end of 2003, while average deposits rose 5.48%, to $205.5 million for the first three months of 2004 from $189.6 million for the first three months of 2003.

Total demand deposits declined from $34.5 million at December 31, 2003 to $31.6 million at March 31, 2004, while average demand deposits for the first three months of 2004 decreased to $31.9 million from $37.8 million for the first three months of 2003. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, rose to $113 million at March 31, 2004 from $106 million at the end of 2003, while savings balances averaged $115.1 million in the first three months of 2004 compared to $98.4 million in the first three months of 2003. These averages resulted from the transfer of municipal noninterest bearing deposit accounts into short-term interest bearing money market accounts.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at March 31, 2004 and December 31, 2003. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

Short-term borrowings totaled $800,000 at March 31, 2004, compared to $890,000 at December 31, 2003, while the related average balances were $864,000 for the first three months of 2004 compared to $628,000 for the first three months of 2003. These borrowings are comprised primarily of U.S. Treasury tax and loan note option balances, which may be withdrawn at any time.

Long-term debt

Long-term debt rose to $23.4 million at March 31, 2004 from $19.3 million at December 31, 2003 due to the issuance of $4.1 million of subordinated debentures during March, 2004 to an unconsolidated subsidiary trust. The securities were issued at a floating rate based on one-month LIBOR plus 290 basis points, callable in five years, and are due in March, 2034. The related average balances were $20.9 million for the first quarter of 2004 compared to $16.2 million for the same period in 2003, with higher Federal Home Loan Bank advances comprising most of the increase.

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

At March 31, 2004, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 7.75%, 13.09% and 16.34%, respectively, while the Bank's ratios were 7.64%, 12.91% and 14.16%. Proceeds from the subordinated debt securities issued in March, 2004 have been retained at the parent company, but are expected to be downstreamed to the Bank during the second quarter of 2004 to support deposit growth.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2004, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

Net interest income

On a fully taxable equivalent ("FTE") basis, net interest income rose $251,000, or 11.52% to $2,429,000 in the first quarter of 2004 from $2,178,000 in 2003, while the related net interest margin remained unchanged at 4.27%. An increase in accretion of deferred income of $139,000 into interest income contributed to this impact. This income was received from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposit and making loans from banks in low-income areas at below market rates, and represents a yield enhancement. Excluding the accretion income, net interest margin would have been 3.87% in 2004 compared to 4.09% in 2003.

Interest income on a FTE basis increased $250,000, or 8.32% in the first quarter of 2004 primarily due to the aforementioned increase in yield enhancement income. Because of the continued low interest rate environment, the yield on interest earning assets fell 10 basis points, from 5.83% to 5.73%. Interest earning assets averaged $21 million, or 10.18% higher in 2004, with the loan portfolio providing most of that increase.

Interest income from Federal funds sold decreased by 36.68%, reflecting reinvestment into higher earning assets. The related yield decreased from 1.18% to 92 basis points.

Interest income on taxable investment securities rose $29,000 in 2004 due to higher volume. The taxable investment portfolio averaged $70.1 million in 2004 compared to $67.1 million in 2003 with most of the increase occurring in shorter-term mortgage-backed agency securities. Tax-exempt income was down 11.64% due to lower volume as the tax-exempt portfolio average decreased from $9.3 million in 2003 to $8.3 million in 2004.

Interest income on loans rose 14.1% due to higher loan volume as well as due to the aforementioned increase in yield enhancement. The most significant change occurred in the mortgage portfolio, which averaged $110 million in the first quarter of 2004, compared to $89.4 million a year earlier, an increase of 23.04%. Average total loans rose to $129.1 million in 2004 compared to $105.9 million a year earlier, an increase of 21.91%.

Interest expense totalled $827,000 in both 2004 and 2003, although the average rate paid on interest bearing liabilities decreased by 28 basis points, from 1.99% to 1.71%. Rates paid on all interest bearing liabilities declined from 2003.

The largest change in interest bearing liabilities occurred in money market accounts, which averaged 41.79% more in 2004 than during the previous year due to higher municipal account balances.

Other operating income

Services charges on deposit accounts rose $23,000, or 12.31% due to a higher volume of transactions.

Other operating income, including the results of investment securities transactions, declined by $23,000 in the first quarter of 2004 compared to the similar 2003 period, due primarily to a $92,000 decrease in income from an unconsolidated leasing company in which the Bank owns a minority interest.

Other operating expenses

Other operating expenses increased $124,000, or 5.98% in the first quarter of 2004 to $2,196,000 from $2,072,000 in the first quarter of 2003, with the increase attributable primarily to higher salary expense due to normal merit increases and an increase in audit fees.

Income tax expense

Income tax expense decreased in the first quarter of 2004 from the similar 2003 period due to higher tax-exempt income levels from bank-owned life insurance. Income tax expense as a percentage of pretax income declined in the first quarter of 2004 to 31.62% compared to 34.98% for the first quarter of 2003 as a result.

Provision for loan losses

The provision increased to $126,000 in the first quarter of 2004 from $39,000 in the comparable 2003 period due to higher loan charge-offs in the 2004 first quarter.

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

The major contribution during the first quarter of 2004 from operating activities to the Corporation's liquidity came from the proceeds from loan sales, while originations of such loans represented the greatest use of funds.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities held to maturity.

The highest source of cash provided by financing activities resulted from an increase in deposits, while there were no significant uses of funds. Additionally, the Corporation issued $4.1 million of subordinated debentures in March, 2004, to be used to support deposit growth.

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

Based on the results of the most recent interest simulation model, the Corporation is asset sensitive in either a rates-up or rates-down environment. If interest rates increased 100 basis points from current rates in an immediate and parallel shock, pretax income would increase $117,000, if rates decreased 100 basis points, pretax income would decline by $414,000.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Corporation's management, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that has a materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleged, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. CNB has been awarded a $1.7 million judgment, representing the loss, cost of collection and interest and has collected $70,000 from its fidelity bond carrier as a final settlement. CNB has filed appropriate proofs of loss under the entity's fidelity bond. It is unlikely that CNB will receive any of the judgment, and the amount that CNB will ultimately recover, if any, under the insurance policy cannot be determined.

During 2003, the Bank incurred a credit card fraud loss of $295,000. The Bank has filed a claim with its fidelity carrier to recover this loss and is contemplating legal action. The amount that CNB will ultimately recover, if any, under the insurance policy or from such legal action cannot be determined.

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

         (4)(d) Indenture date March 17, 2004, between the Corporation and U.S. Bank, N.A.

         (10)(a) The Employees' Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

         (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 5, 2003 (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-K for the year ended December 31, 2003).

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

         (10(k) Amended and Restated Declaration of Trust of City national Bank of New Jersey Capital Trust I, dated July 11, 2002 (incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2002).

         (10)(l) Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank.

         (10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N. A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II.

         (10)(n) Amended and Restated Declaration of Trust of City National Bancshares Corporation, dated March 17, 2004.

         (11) Statement regarding computation of per share earnings. The required information is included on page 6.

         (31)     Certifications of Periodic Report (302).

         (32)     Certifications of Periodic Report (906).

         (c) No reports on Form 8-K were filed during the quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         May 12, 2004       /s/ Edward R. Wright
                            --------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)