Form 10-Q
period 2004-06-30
CITY NATIONAL BANCSHARES CORP
filed 2004-08-16
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2004

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

Yes     [X]     No     [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     [ ]     No     [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 7, 2004 was approximately $4,356,275.

There were 132,568 shares of common stock outstanding at August 7, 2004

Index                                                                                              Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2004 (Unaudited) and December 31, 2003....         3

        Consolidated Statement of Income (Unaudited) for the Six Months Ended
        June 30, 2004 and 2003 and for the Three Months Ended June 30, 2004 and
        2003................................................................................         4

        Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended
        June 30, 2004 and 2003..............................................................         5

        Notes to Consolidated Financial Statements (Unaudited)..............................         6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................................         7

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................        13

Item 4. Controls and Procedures.............................................................        14

PART II.OTHER INFORMATION...................................................................        14

Item 1. Legal proceedings....................................................................       14

Item 4. Submission of matters to a vote of security holders..................................       15

Item 6. Exhibits and Reports on Form 8-K.....................................................       15

Signatures ..................................................................................       17

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                                  June 30,   December 31,
Dollars in thousands, except per share data                                                         2004        2003
-------------------------------------------                                                         ----        ----
                                                                                                (UNAUDITED)
ASSETS

Cash and due from banks                                                                          $   6,693    $   7,364
Federal funds sold                                                                                  28,700        4,500
Interest bearing deposits with banks                                                                   263        3,716
Investment securities available for sale                                                           123,591       47,296
Investment securities held to maturity (Market value of $31,570
       at June 31, 2004 and $30,732 at December 31,2003 )                                           31,651       29,897
Loans held for sale                                                                                    922          552
Loans                                                                                              136,553      131,771
Less: Allowance for loan losses                                                                      2,150        2,200
                                                                                                 ---------    ---------
Net loans                                                                                          134,403      129,571
                                                                                                 ---------    ---------
Premises and equipment                                                                               3,963        4,008
Accrued interest receivable                                                                          1,299        1,165
Other real estate owned                                                                                -            290
Bank-owned life insurance                                                                            3,820        3,731
Other assets                                                                                         4,692        4,295
                                                                                                 ---------    ---------
TOTAL ASSETS                                                                                     $ 339,997    $ 236,385
                                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
       Demand                                                                                    $  34,975    $  34,471
       Savings                                                                                     126,712      105,977
       Time                                                                                        135,107       57,923
                                                                                                 ---------    ---------
Total deposits                                                                                     296,794      198,371
Accrued expenses and other liabilities                                                               5,221        3,495
Short-term borrowings                                                                                  900          890
Long-term debt                                                                                      23,038       19,318
                                                                                                 ---------    ---------
Total liabilities                                                                                  325,953      222,074

Commitments and contingencies

Stockholders' equity
        Preferred stock, no par value: Authorized 100,000 shares;
               Series A , issued and outstanding 8 shares in 2004 and 2003                             200          200
               Series C , issued and outstanding 108 shares in 2004 and 2003                            27           27
               Series D , issued and outstanding 3,280 shares in 2004 and 2003                         820          820
        Common stock, par value $10: Authorized 400,000 shares;
               134,530 shares issued in 2004 and
               132,786 shares outstanding in 2004 and 131,469 shares outstanding in 2003             1,345        1,345
       Surplus                                                                                       1,092        1,068
       Retained earnings                                                                            11,622       11,003
       Accumulated other comprehensive loss, net of tax                                               (991)         (32)
       Treasury stock, at cost - 1,744 shares  and 1,672 shares in 2004 and 2003, respectively         (71)        (120)
                                                                                                 ---------    ---------
Total stockholders' equity                                                                          14,044       14,311
                                                                                                 ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 339,997    $ 236,385
                                                                                                 =========    =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                              --------                 --------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA              2004        2003          2004       2003
-------------------------------------------              ----        ----          ----       ----
INTEREST INCOME
Interest and fees on loans                             $   2,168   $   1,795    $   4,277   $   3,644
Interest on Federal funds sold and securities
        purchased under agreements to resell                  37          41           75         100
Interest on deposits with banks                              113         128          240         254
Interest and dividends on investment securities:
        Taxable                                              974         888        1,810       1,696
        Tax-exempt                                            99         106          195         214
                                                       ---------   ---------    ---------   ---------
Total interest income                                      3,391       2,958        6,597       5,908
                                                       ---------   ---------    ---------   ---------
INTEREST EXPENSE
Interest on deposits                                         678         595        1,271       1,202
Interest on short-term borrowings                              1           1            3           3
Interest on long-term debt                                   278         220          521         438
                                                       ---------   ---------    ---------   ---------
Total interest expense                                       957         816        1,795       1,643
                                                       ---------   ---------    ---------   ---------
Net interest income                                        2,434       2,142        4,802       4,265
Provision for loan losses                                     42          84          168         123
                                                       ---------   ---------    ---------   ---------
Net interest income after provision
         for loan losses                                   2,392       2,058        4,634       4,142
                                                       ---------   ---------    ---------   ---------
OTHER OPERATING INCOME
Service charges on deposit accounts                          312         295          603         563
Other income                                                 351         357          633         687
Net gains (losses) on sales of investment securities           9          (1)          13          (5)
                                                       ---------   ---------    ---------   ---------
Total other operating income                                 672         651        1,249       1,245
                                                       ---------   ---------    ---------   ---------
OTHER OPERATING EXPENSES
Salaries and other employee benefits                       1,238       1,225        2,480       2,383
Occupancy expense                                            175         183          376         366
Equipment expense                                            114         107          231         211
Other expenses                                               647         722        1,283       1,349
                                                       ---------   ---------    ---------   ---------
Total other operating expenses                             2,174       2,237        4,370       4,309
                                                       ---------   ---------    ---------   ---------
Income  before income tax expense                            890         472        1,513       1,078
Income tax expense                                           268         166          465         378
                                                       =========   =========    =========   =========
NET INCOME                                             $     622   $     306    $   1,048   $     700
                                                       =========   =========    =========   =========
NET INCOME PER COMMON SHARE

Basic                                                  $    4.60   $    2.34    $    7.72   $    5.39
Diluted                                                $    4.60        2.19         7.72        5.04
                                                       =========   =========    =========   =========
Basic average common shares outstanding                  131,250     124,460      131,295     124,518
Diluted average common shares outstanding                131,250     133,010      131,295     133,068
                                                       =========   =========    =========   =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
IN THOUSANDS                                                                        2004         2003
------------                                                                        ----         ----
OPERATING ACTIVITIES
Net income                                                                        $   1,048    $     700
Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                       208          214
    Provision for loan losses                                                           168          123
    Premium amortization  on investment securities                                       52           81
    Net (gains) losses  on sales and early redemptions of investment securities         (13)           5
    Gains on loans held for sale                                                        (20)          (3)
Loans originated for sale                                                            (2,787)        (531)
Proceeds from sales and principal payments from loans held for sale                   2,437          318
(Increase) decrease in accrued interest receivable                                     (134)          45
Deferred income tax expense benefit                                                     (23)         (80)
Net increase in bank-owned life insurance                                               (89)         (59)
Decrease in other assets                                                                215          281
Increase (decrease) in accrued expenses and other liabilities                         1,726         (427)
                                                                                  ---------    ---------
Net cash provided by operating activities                                             2,788          667
                                                                                  ---------    ---------
INVESTING ACTIVITIES
Increase in loans, net                                                               (5,000)      (1,529)
Decrease (increase) in interest bearing deposits with banks                           3,453         (243)
Proceeds from maturities of investment securities available for sale,
      including sales, principal payments and early redemptions                      31,165       20,389
Proceeds from maturities of investment securities held to maturity,
      including sales, principal payments and early redemptions                       7,961       11,259
Purchases of investment securities available for sale                              (109,068)     (31,333)
Purchases of investment securities held to maturity                                  (9,694)     (11,749)
Purchase of bank-owned life insurance                                                     -         (500)
Purchases of premises and equipment                                                    (163)        (134)
Decrease in other real estate owned, net                                                290           62
                                                                                  ---------    ---------
Net cash used in investing activities                                               (81,056)     (13,778)
                                                                                  ---------    ---------
FINANCING ACTIVITIES
Purchase of deposits                                                                 80,704            -
Increase in deposits                                                                 17,719        7,485
Increase in short-term borrowings                                                        10        1,500
Increase (decrease)  in long-term debt                                                3,720         (150)
Issuance of common stock                                                                 87            -
Purchases of treasury stock                                                             (14)         (15)
Dividends paid on preferred stock                                                       (67)         (67)
Dividends paid on common stock                                                         (362)        (311)
                                                                                  ---------    ---------
Net cash provided by financing activities                                           101,797        8,442
                                                                                  ---------    ---------
Net decrease cash and cash equivalents                                               23,529       (4,669)

Cash and cash equivalents at beginning of period                                     11,864       12,196
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                        $  35,393    $   7,527
                                                                                  ---------    ---------
CASH PAID DURING THE YEAR

Interest                                                                          $   1,813    $   1,681
Income taxes                                                                            659          414

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

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2003 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

3. Net income per common share

The following table presents the computation of net income per common share.

                                         Three Months Ended     Six Months Ended
                                               June 30,              June 30,
In thousands, except per share data        2004       2003       2004       2003
-----------------------------------        ----       ----       ----       ----
Net income                               $    622   $    306   $  1,048   $    700
Dividends paid on preferred stock              17         17         33         33
                                         --------   --------   --------   --------
Net income applicable to basic
  common shares                               605        289      1,015        667
Interest expense on convertible
  Subordinated debentures, net of
  income taxes                                  -          2          -          4
                                         --------   --------   --------   --------
Net income applicable to diluted
 common shares                           $    605   $    291   $  1,015   $    671
                                         ========   ========   ========   ========
NUMBER OF AVERAGE COMMON SHARES
Basic                                     131,250    124,460    131,295    124,518
                                         --------   --------   --------   --------
Diluted:
  Average common shares outstanding       131,250    124,460    131,295    124,518
  Average common shares converted from
    convertible subordinate debentures          -      8,550          -      8,550
                                         --------   --------   --------   --------
                                          131,250    133,010    131,295    133,068
                                         ========   ========   ========   ========
NET INCOME PER COMMON SHARE
Basic                                    $   4.60   $   2.34   $   7.72   $   5.39
Diluted                                      4.60       2.19       7.72       5.04

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

4. Purchase and assumption of deposits

On June 25, 2004, CNB consummated the purchase and assumption of $80.7 million of deposit liabilities from two financial institutions, including $25.6 million of money market deposit accounts and $55.1 million of certificates of deposit. CNB paid a premium of $701,000 equal to 2.75% of the balance of active money market deposits that it assumed and also received $2.9 million, representing a net discount on the purchase of certain certificates of deposits that were acquired.

The premium paid for the money market accounts will be amortized as an addition to interest expense over a five-year period, the estimated average life of the deposits. The net discount will be accreted as a reduction of interest expense over the 2 -1/2 year average remaining life of the related deposits.

5. Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements in order to conform with the 2004 presentation.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this analysis is to provide information relevant to understanding and assessing the Corporation's results of operations for the first six months and second quarter of the current and previous years and financial condition at the end of the current quarter and previous year-end.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's expectations about new and existing programs and products, relationships, opportunities, and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statements at any time.

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

RESULTS OF OPERATIONS

Net income rose to $622,000 for the second quarter of 2004 from $306,000 for the same 2003 quarter. Related earnings per share on a diluted basis were $4.61 and $2.19. Net income increased 49.6% to $1,048,000 for the first half of 2004 from $700,000 for the similar 2003 period due primarily to a 13.8% increase in net interest income. Related earnings per share on a diluted basis rose to $7.73 from $5.04. Higher net interest income was the primary reason for the earnings improvement in both periods.

Both the second quarter of 2004 and 2003, as well as the first half of 2004 and 2003, included the accretion of deferred income into interest income as an earnings enhancement. This income was received from the U.S. Treasury CDFI Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates and extending credit at below-market rates to consumers in low-income areas. The amount of accretion income recorded as earnings is summarized as follows:

                                         Three Months Ended     Six Months Ended
                                                June 30,             June 30,
(Dollars in thousands)                     2004       2003       2004       2003
----------------------                     ----       ----       ----       ----
Accretion income recorded as:
  Interest on deposits with banks        $     98   $     96   $    196   $    192
  Interest on loans with banks                136          -        273          -
                                         --------   --------   --------   --------
Total                                    $    234   $     96   $    469   $    192
                                         ========   ========   ========   ========

FINANCIAL CONDITION

At June 30, 2004, total assets rose to $339.9 million from $236.4 million at the end of 2003, while total deposits rose 49.6% to $296.8 million from $198.4 million. On June 25, 2004, the Bank consummated the purchase and assumption of $80.5 million in deposit liabilities from two other financial institutions. Average assets also rose during the first half of 2004, increasing $21.1 million, or 9.05% to $258.4.million from $244.4 million a year earlier. Deposit growth comprised most of this growth, with proceeds going into the investment portfolio.

Federal funds sold

Federal funds sold increased to $28.7 million at June 30, 2004 from $4.5 million at the end of 2003, while the related average balance decreased to $16.2 million for the first six months of 2004 from $17.2 million for the first six months of 2003. Federal funds sold at June 30, 2004 was $24.2 million higher than at the end of 2003 due to temporary excess liquidity resulting from the deposit acquisition. The decrease in the average balance resulted from reinvestment into longer-term earning assets prior to the deposit acquisition.

Interest bearing deposits with banks

Interest bearing deposits with banks declined by $3.5 million at June 30, 2004 from December 31, 2003 due to the maturity and repayment of deposits issued under the U.S. Treasury CDFI Fund Bank Enterprise Award program.

Investments

The investment securities available for sale ("AFS") portfolio rose to $123.6 million at June 30, 2004 from $47.3 million at the end of 2003, while the net related unrealized loss of $32,000 that existed at December 31, 2003 increased to $991,000 at June 30, 2004 due to an increase in interest rates. The increase resulted from the investment of the proceeds received in the deposit acquisition. Most of the increase in the portfolio consisted of mortgage-backed securities ("MBS"), as the Corporation continued to mitigate its interest rate risk by acquiring securities with relatively short average lives, and cash flow. The cash flow will allow reinvestment of proceeds into higher yielding investments as rates rise. The weighted average life of the portfolio declined to 6.27 years from 9.16 at the end of 2003 due to the investment of the acquired deposits in short-term agency discount notes, pending longer-term investment.

There was little activity in the held to maturity portfolio during the first half of 2004.

As a result of the Corporation's continued acquisition of MBS's, such securities represented 42.6% of the entire investment portfolio at June 30, 2004 compared to 25% at the end of 2003. The most recent interest rate risk analysis indicated that in a rising rate environment, earnings are expected to improve.

Loans

Loans increased to $136.5 million at June 30, 2004 from $131.8 million December 31, 2003, while average loans rose 26.5% $133.7 million for the first six months of 2004 from $105.7 million in the first six months of 2003. Most of the increase occurred in the commercial real estate portfolio.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                       Three Months      Six Months
                                      Ended June 30,   Ended June 30,
(Dollars in thousands)                2004     2003     2004     2003
----------------------                ----     ----     ----     ----
Balance at beginning of period       $2,100   $2,125   $2,200   $2,100
Provision for loan losses                42       84      168      123
Recoveries of previous charge-offs       14       15       22       32
                                     ------   ------   ------   ------
                                      2,156    2,224    2,390    2,255
Less: Charge-offs                         6       99      240      130
                                     ------   ------   ------   ------
Balance at end of period             $2,150   $2,125   $2,150   $2,125
                                     ======   ======   ======   ======

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

                                                             June 30            December 31,        June 30,
(Dollars in thousands)                                         2004                2003               2003
----------------------                                         ----                ----               ----
Allowance for loan
  losses as a percentage of:
Total loans                                                     1.57%               1.67%              1.92%
Total nonperforming loans                                     146.06%             177.99%            164.47%
Total nonperforming assets
  (nonperforming loans and OREO)                              146.06%             144.17%            134.32%

Net charge-offs as a percentage
  of average loans (year-to-date)                                .16%                .02%               .19%

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

                                         June 30,    December 31,  June 30,
(Dollars in thousands)                     2004         2003         2003
----------------------                     ----         ----         ----
Nonaccrual loans
Commercial                                $   81       $  314       $  350
Installment                                  125           22           27
Real estate                                  653          670          575
                                          ------       ------       ------

Total                                        859        1,006          952
                                          ------       ------       ------
Loans past due 90 days
  or more and still accruing
Commercial                                     -            -            -
Installment                                    4            6           22
Real estate                                  609          224          318
                                          ------       ------       ------
Total                                        613          230          340
                                          ------       ------       ------
Total nonperforming loans                 $1,472       $1,236       $1,292
                                          ======       ======       ======

Nonperforming loans rose to $1,472,000 at June 30, 2004 from $1,236,000 at December 31, 2003 due to an increase in real estate loans past due ninety days but still accruing.

There were no impaired loans at June 30, 2004 or December 31, 2003, nor were there any impaired loans during the first six months of 2004 or 2003.

DEPOSITS

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2004 and December 31, 2003. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

Additionally, there is no assurance that the Bank will be able to retain the acquired deposits, most of which are not from the Bank's market area.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Total deposits rose $98.4 million to $296.8 million at June 30, 2004 from $198.4 million at the end of 2003, while average deposits increased 13.1%, to $218.1 million for the first six months of 2004 from $192.8 million for the first six months of 2003. These increases occurred due to the aforementioned deposit acquisition.

Total demand deposits rose slightly to $35 million at June 30, 2004 from $34.5 million at December 31, 2003, while average demand deposits for the first six months of 2004 decreased to $33.2 million from $35 million for the first six months of 2003. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, rose to $126.7 million at June 30, 2004 from $106 million at the end of 2003, while savings balances averaged $118.2 million in the first the first six months of 2004 compared to $98.4 million in the first six months of 2003.

Money market deposit accounts totalled $71.3 million at June 30, 2004 compared to $44.8 million at the end of 2003. Money market accounts averaged $50.6 million for the first six months of 2004 compared to $36.9 million in the same period of 2003, an increase of 37.1%. Both increases resulted from the deposit acquisition, which included $25.5 million of money market deposits accounts. Super Now accounts totalled $21 million at June 30, 2004 compared to $28 million at the end of 2003, and averaged $33.4 million for the first half of 2004 compared to $33.9 million in the first half of 2003.

Passbook and statement savings accounts totalled $34.4 million at June 30, 2004, compared to $33.1 million at December 31, 2003 and averaged $34.2 million for the first six months of 2004, up slightly from $33.8 million for the same period in 2003.

Time deposits increased to $135.1 million at June 30, 2004 from $57.9 million at the end of 2003 and averaged $66.7 million for the first six months of 2004 compared to $53.2 million for the similar 2003 period.

Short-term borrowings

Short-term borrowings totalled $900,000 June 30, 2004, compared to $890,000 at December 31, 2003, while related average balances were $917,000 for the first six months of 2004 compared to $600,000 for the first six months of 2003. These borrowings are comprised primarily of U.S. treasury tax and loan note option balances, which may be withdrawn at any time.

Long-term debt

Long-term debt rose to $23 million at June 30, 2004, from $19.3 million at December 31, 2003 due to the issuance of $4.1 million of subordinated debentures during March 2004 to an unconsolidated subsidiary trust. The securities were issued at a floating rate based on one-month LIBOR plus 290 basis points, callable in five years, and are due in March, 2034. The related average balances were $21.5 million for the first half of 2004 compared to $16.2 million for the same period in 2003, with the issuance of subordinated debentures comprising most of the increase.

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

At June 30, 2004, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 7.12%, 11.84% and 14.78%, respectively, while the Bank's ratios were 6.93%, 11.54% and 12.79%.

RESULTS OF OPERATIONS

Net interest income

In the second quarter of 2004, net interest income on a tax equivalent basis rose 12.9%, to $2,472,000 from $2,190,000 for the same 2003 period, while the net interest margin declined to 3.78% from 4.24%. The increased income resulted from higher levels of earning assets. The lower interest margin was due to the repricing of interest earning assets at a faster rate than interest-bearing liabilities. The second quarter of 2004 included the accretion of deferred income totalling $234,000 into interest income from loans and interest bearing deposits with banks compared to $96,000 in the same quarter of 2003.

For the first half of 2004, net interest income on a tax equivalent basis rose to $4,902,000 from $4,375,000 for the same 2003 period, while the related net interest margin declined to 4.05% from 4.24%. The increased net interest income resulted from higher levels of investments and loans and a decrease in Federal funds sold, although the continued low interest rate environment resulted in a 19 basis points decrease in net interest margin. An increase in accretion of deferred income into interest income to $469,000 from $192,000 contributed to this improvement. Excluding the accretion income, net interest margin would have been 3.68% in 2004 compared to 4.05% in 2003.

The decrease in the net interest margin for both the three and six month periods ended June 30, 2004 compared to the previous year was mainly due to the Corporation's interest earnings assets repricing faster than interest bearing liabilities, as well as increased levels of prepayments of assets reinvested at lower interest rates.

Interest income on a tax equivalent basis rose 11.1% in the first half of 2004 compared to the first half of 2003 due to a 15.9% increase in average interest earning assets, from $208.5 million in 2003 to $241.6 million in 2004. Offsetting in part, the higher earnings resulting from the increased asset levels was a reduction in the average rate earned on these assets, from 5.83% in 2003 to 5.54% in 2004. The decrease in the average rates earned and paid were affected by the low interest rate environment.

For the first half of 2004, the cost to fund interest earning assets declined ten basis points, from 1.59% to 1.49%. This resulted from reductions in the average rates paid for all interest bearing liabilities.

Interest income from Federal funds sold decreased by 25% due primarily to a reduction in the related yield from 1.17% to 93 basis points.

Interest income on deposits with other banks declined in both the second quarter and first half of 2004 compared with year earlier periods due to the maturity of $3.5 million of deposits issued under the U.S. Treasury CDFI Fund Bank Enterprise Award program. Accordingly, interest income from deposits with banks will decline significantly during the remainder of the year.

Interest income on taxable investment securities rose 6.8% in 2004 first half compared to the 2003 first half due to higher volume. The taxable investment portfolio averaged $80.6 million in 2004 compared to $72.9 million in 2003 with most of the increase occurring in shorter-term mortgaged-backed agency securities. Tax-exempt income was down 8.9% due to lower volume as the tax-exempt portfolio average decreased from $9.2 million in 2003 to $8.3 million in 2004.

Interest income on loans rose 17.4% due to higher loan volume as well as due to the aforementioned increase in yield enhancement. The most significant change occurred in the mortgage portfolio, which averaged $113.3 million in the first half of 2004, compared to $89 million a year earlier, an increase of 27.3%. Average total loans rose 26.2%, to $133.4 million in 2004 compared to $105.7 million a year earlier.

The acquisition is expected to have a negative impact on the net interest margin during the third quarter of 2004, while the majority of the deposit proceeds are invested in highly liquid short-term investments until the amount of deposit runoff can be determined.

Other operating income

Other operating income, including the results of investment securities transactions, increased 3.2% in the second quarter of 2004 compared to the similar 2003 period, while such income increased was relatively unchanged during the six months ended June 30, 2004 compared to the 2003 first half. Both increases resulted primarily from higher income from service charges on deposit accounts.

Other operating expenses

Other operating expenses declined 2.8% in the second quarter of 2004 to $2,174,000 from $2,237,000 in the second quarter of 2003, with the decrease attributable primarily to lower marketing expense and a loss recorded in the second quarter of 2003 of $77,000. First half 2004 other operating expenses rose 1.4%, to $4,370,000 from $4,309,000 a year earlier primarily to higher salary expense resulting from merit increases.

Income tax expense

Income tax expense as a percentage of pretax income declined in the first quarter of 2004 to 30.1% compared to 35.2% for the first quarter of 2003 due to higher tax-exempt income levels from bank-owned life insurance. For the first half of 2004, the percentage was 30.7% compared to 35.1% a year earlier for the same reason.

Provision for loan losses

The provision decreased in the second quarter of 2004 to $42,000 from $84,000 for the similar quarter in 2003 due to less loan charge-offs, while the provision increased to $168,000 in the first half of 2004 from $168,000 in the comparable 2004 period due to higher loan charge-offs in the 2004 first quarter.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the holding company utilizes the capital markets when necessary, having raised $4 million through the issuance of subordinated debt during the first quarter.

The deposit acquisition created a significant amount of excess liquidity. The Bank expects to maintain a higher than normal liquidity position during the third quarter of 2004 until the amount of deposit runoff can be determined.

The major contribution during the first half of 2004 from operating activities to the Corporation's liquidity came from net income, while the highest use of cash was for the origination of residential mortgage loans to be sold in the secondary market.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The volume of purchases rose compared to 2003 due to the investment of the deposit acquisition proceeds.

The major contribution during the first six months of 2004 from financing activities was from the deposit acquisition, while there were no significant uses of funds.

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

The Corporation has become more asset sensitive during 2004 in anticipation of higher interest rates within the next eighteen months. Accordingly, the Corporation has become more susceptible to interest rate risk in a decreasing rate environment. Based on the results of the most recent interest simulation model, if interest rates decreased 100 basis points from current rates in an immediate and parallel shock, pretax income would decrease $284,000, which is within the limitations established by the Corporation. If rates increased 100 basis points, pretax income would increase by $106,000.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Corporation or its subsidiaries may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

In May of 1998, CNB commenced a lawsuit against an entity that acted as an agent for CNB in the sale of CNB's money orders, and certain affiliates of such entity for fraud and other damages. CNB alleged, among other things, that at various times during its business relationship with the defendants, the defendants stole, misappropriated, hypothecated or embezzled a sum of approximately $805,000 from CNB. CNB has been awarded a $1.7 million judgment, representing the loss, cost of collection and interest. CNB has filed appropriate proofs of loss under various insurance policies, including CNB's fidelity bond. It is unlikely that the Bank will receive any substantial recovery, if any, under these insurance policies or from the judgment.

During 2003, the Bank recorded a credit card fraud loss of $299,000. The Bank has filed a claim with its fidelity carrier to recover this loss and is contemplating legal action. The amount that CNB will ultimately recover, if any, under the insurance policy or from such legal action cannot be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 20, 2004. The stockholders voted upon the election of two directors, named in the proxy statement, to serve as directors of the Corporation for three years. The directors were elected at the Annual Meeting with 77,928 votes "for" and 15 votes "withheld" for Barbara Bell Coleman, 77,898 votes "for" and 45 "withheld" for Norman Jeffries and 77,918 votes "for" and 25 "withheld" for Lemar Whigham. Each director's term was continued after the Annual Meeting.

Stockholders also voted upon the ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2004. Stockholders voted 77,722 shares "for" the proposal, 35 shares "against" and 186 votes "abstained".

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

      (10)(c) Lease and option Agreement dated May 6, 1995 by and between the RTC and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

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

      (10)(j) Guarantee Agreement dated July 11, 2002 from the Corporation in favor of Wilmington Trust Company, as trustee for holders of securities issued by City National Bank of New Jersey Capital Trust I (incorporated by reference to Exhibit 10(j) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      (10)(k) Amended and Restated Declaration of Trust of City National Bank of New Jersey Capital Trust I, dated July 11, 2002 (incorporated by reference to Exhibit 10(k) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

      (10)(l) Purchase and Assumption Agreement dated as of March 31, 2004, by and among Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank (incorporated by reference to Exhibit 10(l) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

      10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A, as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated by reference to Exhibit 10(m) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

      (11) Statement regarding computation of per share earnings. The required information is included on page 6.

      (31)    Certification of Periodic Report (302).

      (32)    Certificate of Periodic Report (906).

(c)   Form 8-K was filed during the quarter ending June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      CITY NATIONAL BANCSHARES CORPORATION
      (Registrant)

      August 14, 2004               /s/ Edward R. Wright
                                    --------------------------------------------
                                    (Signature)
                                    Edward R. Wright
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)