Form 10-Q
period 2004-09-30
CITY NATIONAL BANCSHARES CORP
filed 2004-11-12
CIK 714980

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                       No    X

The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 5, 2004 was approximately $4,438,500.

There were 134,063 shares of common stock outstanding at November 5, 2004.

================================================================================

Index                                                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2004 (Unaudited) and December 31, 2003....................3
         Consolidated Statement of Income (Unaudited) for the Nine Months Ended
         September 30, 2004 and 2003 and for the Three Months Ended September
         30, 2004 and 2003........................................................................................4

         Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and 2003
         Notes to Consolidated Financial Statements (Unaudited)...................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...................................................................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............................................13

Item 4  Controls and Procedures..................................................................................14

PART II. OTHER INFORMATION.......................................................................................14

Item 1. Legal proceedings........................................................................................14

Item 4. Submission of matters to a vote of security holders......................................................15

Item 6. Exhibits and Reports on Form 8-K.........................................................................16

Signatures ......................................................................................................17

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                        September 30,  December 31,
Dollars in thousands, except per share data                                                2004           2003
--------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
ASSETS
Cash and due from banks                                                                   $     5,215    $   7,364
Federal funds sold                                                                             20,500        4,500
Interest bearing deposits with banks                                                              351        3,716
Investment securities available for sale                                                      124,455       47,296
Investment securities held to maturity (Market value of $34,209
at September 30, 2004 and $30,732 at December 31,2003 )                                        33,422       29,897
Loans held for sale                                                                               725          552
Loans                                                                                         153,346      131,771
Less: Reserve for loan losses                                                                   2,175        2,200
                                                                                                -----        -----
Net loans                                                                                     151,171      129,571
                                                                                              -------      -------
Premises and equipment                                                                          3,954        4,008
Accrued interest receivable                                                                     1,331        1,165
Other real estate owned                                                                             -          290
Cash surrender value of life insurance                                                          3,864        3,731
Other assets                                                                                    4,109        4,295
                                                                                                -----        -----
TOTAL ASSETS                                                                              $   349,097    $ 236,385
                                                                                          ===========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand                                                                                    $    34,287   $   34,471
Savings                                                                                       141,668      105,977
Time                                                                                          129,147       57,923
                                                                                              -------       ------
Total deposits                                                                                305,102      198,371
Accrued expenses and other liabilities                                                          5,315        3,495
Short-term borrowings                                                                              30          890
Long-term debt                                                                                 22,938       19,318
                                                                                               ------       ------
Total liabilities                                                                             333,385      222,074

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value: Authorized 100,000 shares;
Series A , issued and outstanding 8 shares in 2004 and 2003                                       200          200
Series C , issued and outstanding 108 shares in 2004 and 2003                                      27           27
Series D , issued and outstanding 3,280 shares in 2004 and 2003                                   820          820
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2004 and     2003
134,063 shares outstanding in 2004 and 131,469 shares outstanding in 2003                       1,345        1,345
Surplus                                                                                         1,113        1,068
Retained earnings                                                                              12,116       11,003
Accumulated other comprehensive income (loss) net of tax                                          113          (32)
Treasury stock, at cost - 467 shares  and 1,672 shares in 2004 and 2003, respectively             (22)        (120)
                                                                                                  ---         ----
Total stockholders' equity                                                                     15,712       14,311
                                                                                               ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                                     $  349,097  $   236,385
                                                                                           ==========  ===========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                   -------------             -------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                      2004        2003          2004        2003
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                 $    2,171   $   1,992    $    6,447   $   5,636
Interest on Federal funds sold and securities
purchased under agreements to resell                              113          12           188         112
Interest on deposits with banks                                     3         128           243         382
Interest and dividends on investment securities:
 Taxable                                                        1,344         761         3,154       2,457
 Tax-exempt                                                       119         102           314         316
                                                                  ---         ---           ---         ---
Total interest income                                           3,750       2,995        10,346       8,903
                                                                -----       -----        ------       -----
INTEREST EXPENSE
Interest on deposits                                            1,182         565         2,453       1,767
Interest on short-term borrowings                                   1           3             4           6
Interest on long-term debt                                        284         233           805         671
                                                                  ---         ---           ---         ---
Total interest expense                                          1,467         801         3,262       2,444
                                                                -----         ---         -----       -----
Net interest income                                             2,283       2,194         7,084       6,459
Provision for loan losses                                          27          16           195         139
                                                                   --          --           ---         ---
Net interest income after provision
for loan losses                                                 2,256       2,178         6,889       6,320
                                                                -----       -----         -----       -----
OTHER OPERATING INCOME
Service charges on deposit accounts                               320         317           923         880
Other income                                                      376         346         1,010       1,033
Net gains on sales of investment securities                         2          16            15          11
                                                                    -          --            --          --
Total other operating income                                      698         679         1,948       1,924
                                                                  ---         ---         -----       -----
OTHER OPERATING EXPENSES
Salaries and other employee benefits                            1,264       1,234         3,744       3,617
Occupancy expense                                                 204         177           580         543
Equipment expense                                                 123         109           354         320
Other expenses                                                    685         586         1,968       1,935
                                                                  ---         ---         -----       -----
Total other operating expenses                                  2,276       2,106         6,646       6,415
                                                                -----       -----         -----       -----
Income before income tax expense                                  678         751         2,191       1,829
Income tax expense                                                185         246           650         624
                                                                  ---         ---           ---         ---
NET INCOME                                                   $    493     $   505      $  1,541   $   1,205
                                                             --------     -------      --------   ---------
NET INCOME PER COMMON SHARE

Basic                                                       $    3.56    $   3.69      $  11.28   $    9.09
Diluted                                                          3.56        3.69         11.28        8.72
                                                                 ----        ----         -----        ----
Basic average common shares outstanding                       133,986     132,259       132,202     127,088
Diluted average common shares outstanding                     133,986     132,259       132,202     132,788
                                                              -------     -------       -------     -------

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  ----------------------
IN THOUSANDS                                                                      2004              2003
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $ 1,541          $  1,205
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization                                                      313               319
Provision for loan losses                                                          195               139
(Discount accretion) premium amortization on investment securities                 (58)              179
Net (gains) losses on sales and early redemptions of investment securities         (15)              (11)
Gains on loans held for sale                                                       (32)              (11)
Loans originated for sale                                                       (4,613)           (2,195)
Proceeds from sales and principal payments from loans held for sale              4,321             1,346
(Increase) decrease in accrued interest receivable                                (166)              165
Deferred income tax expense benefit                                                 97               120
Net increase in bank-owned life insurance                                         (133)             (100)
Decrease (increase) in other assets                                                 89              (202)
Increase (decrease) in accrued expenses and other liabilities                    1,820              (567)
                                                                                 -----              ----
Net cash provided by operating activities                                        3,359               387
                                                                                 -----               ---
INVESTING ACTIVITIES
Increase in loans, net                                                         (21,644)          (17,274)
Decrease (increase) decrease in interest bearing deposits with banks             3,365              (125)
Proceeds from maturities of investment securities available for sale,
including sales, principal payments and early redemptions                      158,260            33,495
Proceeds from maturities of investment securities held to maturity,
including sales, principal payments and early redemptions                        8,493            18,317
Purchases of investment securities available for sale                         (235,229)          (33,362)
Purchases of investment securities held to maturity                            (11,990)          (17,355)
Purchases of bank-owned life insurance                                               -            (1,000)
Purchases of premises and equipment                                               (259)             (223)
Decrease in other real estate owned, net                                           290                62
                                                                                   ---                --
Net cash used in investing activities                                          (98,714)          (17,465)
                                                                               -------           -------
FINANCING ACTIVITIES
Purchase of deposits                                                            80,704                 -
Increase in deposits                                                            26,027             9,335
(Decrease) increase in short-term borrowings                                      (860)              580
Increase in long-term debt                                                       3,620             2,850
Issuance of common stock                                                           168                 -
Purchases of treasury stock                                                        (25)              (59)
Dividends paid on preferred stock                                                  (67)              (67)
Dividends paid on common stock                                                     (361)            (311)
                                                                                   ----             ----
Net cash provided by financing activities                                       109,206           12,328
                                                                                -------           ------
Net increase (decrease) cash and cash equivalents                                13,851           (4,750)
Cash and cash equivalents at beginning of period                                 11,864           12,196
                                                                                 ------           ------
Cash and cash equivalents at end of period                                     $ 25,715         $  7,446
                                                                               --------         --------
CASH PAID DURING THE YEAR
Interest                                                                       $  2,619         $  2,483
Income taxes                                                                        839              414

NON-CASH INVESTING ACTIVITIES
Transfer of loans held for sale to loans                                            151                -
Conversion of long-term debt into common stock                                        -              154

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

2.  Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2003 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

3. Net income per common share

The following table presents the computation of net income per common share.

                                          Three Months Ended     Nine Months Ended
                                              September 30,        September 30,
In thousands, except per share data        2004        2003       2004        2003
-----------------------------------------------------------------------------------
Net income                               $    493   $    505   $  1,541   $  1,205
Dividends paid on preferred stock              17         17         50         52
-----------------------------------------------------------------------------------
Net income applicable to basic
  common shares                               476        488      1,491      1,153
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                  -          -          -          4
-----------------------------------------------------------------------------------
Net income applicable to diluted
  common shares                          $    476   $    488   $  1,491   $  1,157
===================================================================================
Number of average common shares
Basic                                     133,986    132,259    132,202    127,088
-----------------------------------------------------------------------------------
Diluted:
  Average common shares outstanding       133,986    132,259    132,202    127,088
  Average common shares converted from
    convertible subordinate debentures          -          -          -      5,700
-----------------------------------------------------------------------------------
                                          133,986    132,259    132,202    132,788
===================================================================================
Net income per common share
Basic                                    $   3.56   $   3.69      11.28   $   9.09
Diluted                                      3.56       3.69      11.28       8.72

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

4. Purchase and assumption of deposits

On June 25, 2004, CNB consummated the purchase and assumption of $80.7 million of deposit liabilities from two financial institutions, including $25.6 million of money market deposit accounts and $55.1 million of certificates of deposit. CNB paid a premium of $701,000, equal to 2.75% of the balance of active money market deposits that it assumed and also received $2.6 million, representing a net discount on the purchase of certain certificates of deposit that were acquired.

The premium paid for the money market accounts will be amortized as an addition to interest expense over the estimated five-year average life of the deposits. The net discount will be accreted as a reduction of interest expense over the 2 -1/2 year estimated average remaining life of the related certificates of deposit.

5. Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements in order to conform with the 2004 presentation.

6. Recent accounting pronouncements

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has issued an accounting guidance covering the impairment of investment securities. The EITF would require entities to record impairment losses if the entity does not have the ability and intent to hold an impaired investment until a forecasted market price recovery of the investment cost, or it is probable that the entity will be unable to collect all amounts due according to the terms of the security.

The EITF is effective for annual periods beginning after June 15, 2004, except for impairment losses incurred as a result of changes in interest rates, for which the effective date has been delayed until the first quarter of 2005.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this analysis is to provide information relevant to understanding and assessing the Corporation's results of operations for the first nine months and third quarter of the current and previous years and financial condition at the end of the current quarter and previous year-end.

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

EXECUTIVE SUMMARY
The primary source of the Corporation's income comes from net interest income, which represents the excess of interest earned on earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation's interest earning assets is the investment portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk.

RESULTS OF OPERATIONS
Net income declined to $493,000 for the third quarter of 2004 from $505,000 for the same 2003 quarter. Related earnings per share on a diluted basis were $3.56 and $3.69. Net income rose 27.9% to $1,541,000 for the first nine months of 2004 from $1,205,000 for the similar 2003 period. Related earnings per share on a diluted basis rose to $11.28 from $8.72. Higher net interest income was the primary reason for the earnings improvement.

Both the third quarter of 2004 and 2003, as well as the first nine months of 2004 and 2003, included the accretion of deferred income into interest income as an earnings enhancement. This income was received from the U.S. treasury CDFI Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates and extending credit at below-market rates to consumers in low-income areas. The amount if the accretion income recorded as earnings is summarized as follows:

                                             Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
(Dollars in thousands)                           2004     2003     2004      2003
----------------------------------------------------------------------------------
Accretion income recorded as:
  Interest on deposits with banks                $  2     $ 96     $198     $288
  Interest on loans                                37        -      310        -
----------------------------------------------------------------------------------
Total                                            $ 39     $ 96     $508     $288
==================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At September 30, 2004, total assets rose to $349.1 million from $236.4 million at the end of 2003, while total deposits rose 53.8% to $305.1 million from $198.4 million. On June 25, 2004, the Bank consummated the purchase and assumption of $80.7 million in deposit liabilities from two other financial institutions, comprising most of the increases. Average assets also rose during the first nine months of 2004, increasing $42.4 million, or 25.7% to $286.8 million from $228.1 million a year earlier. Deposit growth comprised most of this growth, with most of the proceeds going into the investment portfolio.

Federal funds sold

Federal funds sold increased to $20.5 million at September 30, 2004 from $4.5 million at the end of 2003, while the related average balance rose to $21.7 million for the first nine months of 2004 from $13.2 million for the first nine months of 2003. Federal funds sold balances were higher due to continued excess liquidity resulting from the deposit acquisition.

Interest bearing deposits with banks

Interest bearing deposits with banks declined by $3.3 million at September 30, 2004 from December 31, 2003 due to the maturity and repayment of deposits issued the U.S. Treasury CDFI Fund Bank Enterprise Award Program.

Investments

The investment securities available for sale ("AFS") portfolio rose to $124.5 million at September 30, 2004 from $47.3 million at the end of 2003, while the net related unrealized loss of $32,000 that existed at December 31, 2003 reverted to a gain of $113,000 due to a decline in long-term interest rates. The increase in the portfolio balance resulted from the investment of the proceeds received in the deposit acquisition. Most of the increase in the portfolio consisted of mortgage-backed securities ("MBS"), as the Corporation continued to mitigate its interest rate risk by acquiring securities with relatively short average lives, and cash flow. The cash flow will allow reinvestment of proceeds into higher yielding investments as rates rise. The weighted average life of the portfolio declined to 4.99 years from 9.16 at the end of 2003 due to the short-term investments of the acquired deposits.

There was little activity in the held to maturity portfolio during the first nine months of 2004.

As a result of the Corporation's continuing acquisition of MBS's, such securities totalled $78.2 million, representing 49.7% of the entire investment portfolio at September 30, 2004 compared to 25% at the end of 2003.

Loans

Loans increased to $153.3 million at September 30, 2004 from $131.8 million December 31, 2003, while average loans rose 21.6% to $136.3 million for the first nine months of 2004 from $112.1 million in the first nine months of 2003. Most of the increase occurred in the commercial real estate portfolio, which comprises the major component of the loan portfolio.

Provision and reserve for loan losses

Changes in the reserve for loan losses are set forth below.

                                           Three Months Ended           Nine Months Ended
                                              September 30,              September 30,
                                           2004          2003          2004           2003
------------------------------------------------------------------------------------------
Balance at beginning of period            $2,150        $2,125        $2,200        $2,100

Provision for loan losses                     27            16           195           139

Recoveries of previous charge-offs             3           114            25           146
                                           ------        ------        ------        ------
                                           2,180         2,255         2,420         2,385
Less: Charge-offs                              5            55           245           185
                                          ------        ------        ------        ------
Balance at end of period                  $2,175        $2,200        $2,175        $2,200
                                          ======        ======        ======        ======

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

                                                          September 30,       December 31,       September 30,
(Dollars in thousands)                                         2004                2003                2003
--------------------------------------------------------------------------------------------------------------
Reserve for loan
  losses as a percentage of:
Total loans                                                     1.42%               1.67%              1.73%
Total nonperforming loans                                     231.39%             177.99%            165.41%
Total nonperforming assets
  (nonperforming loans and OREO)                              231.39%             144.17%            135.80%

Net charge-offs as a percentage
  of average loans (year-to-date)                                .16%                .02%               .03%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans.

                                  September 30,   December 31,  September 30,
(Dollars in thousands)                2004          2003           2003
--------------------------------------------------------------------------------
Nonaccrual loans
Commercial                          $   72        $  314        $  317

Installment                             96            22            43

Real estate                            648           670           645
                                    ------        ------        ------

Total                                  816         1,006         1,065
                                    ------        ------        ------

Loans past due 90 days
  or more and still accruing
Commercial                               -             -             -

Installment                              1             6            18

Real estate                            123           224           307
                                    ------        ------        ------

Total                                  124           230           325
                                    ------        ------        ------
Total nonperforming loans           $  940        $1,236        $1,330
                                    ======        ======        ======

Nonperforming loans declined to $940,000 at September 30, 2004 from $1,236,000 at December 31, 2003 due primarily to a decrease in real estate loans past due ninety days but still accruing.

There were no impaired loans at September 30, 2004 or December 31, 2003, nor were there any impaired loans during the nine months of 2004 or 2003.

DEPOSITS

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2004 and December 31, 2003. These accounts are used for operating and short-term investment purposes by the municipalities.

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

Total deposits rose $106.7 million to $305.1 million at September 30, 2004 from $198.4 million at the end of 2003, while average deposits increased 26.8%, to $245.6 million for the first nine months of 2004 from $193.7 million for the first nine months of 2003. These increases occurred due to the aforementioned deposit acquisition.

Total demand deposits declined slightly to $34.3 million at September 30, 2004 from $34.5 million at December 31, 2003, while average demand deposits for the first nine months of 2004 rose to $34 million from $33.1 million for the first nine months of 2003. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, rose to $141.7 million at September 30, 2004 from $106 million at the end of 2003, while savings balances averaged $122.8 million in the first nine months of 2004 compared to $107.2 million in the first nine months of 2003.

Money market deposit accounts totalled $81.1 million at September 30, 2004 compared to $44.8 million at the end of 2003. Money market accounts averaged $58 million for the first nine months of 2004 compared to $40.8 for the same period of 2003, an increase of 42.2%. Both increases resulted from the deposit acquisition, which included $25.5 million of money market deposit accounts. Super NOW accounts totalled $26.6 million at September 30, 2004 compared to $28 million at the end of 2003, and averaged $30.6 million for the first nine months of 2004 compared to $32.6 million in the first nine months of 2003. The growth in money market accounts resulted primarily from the deposit acquisition.

Passbook and statement savings accounts totalled $33.9 million at September 30, 2004, compared to $33.1 million at December 31, 2003 and averaged $34.2 million for the first nine months of 2004, up slightly from $33.7 million for the same period in 2003.

Time deposits increased to $129.1 million at September 30, 2004 from $57.9 million at the end of 2003 and averaged $88.8 million for the first nine months of 2004 compared to $53.5 million for the similar 2003 period.

Short-term borrowings

Short-term borrowings totalled $30,000 September 30, 2004, compared to $890,000 at December 31, 2003, while related average balances were $694,000 for the first nine months of 2004 compared to $836,000 for the first nine months of 2003. These borrowings are comprised primarily of U.S. treasury tax and loan note option balances, which may be withdrawn at any time.

Long-term debt

Long-term debt rose to $22.9 million at September 30, 2004, from $19.3 million at December 31, 2003 due to the issuance of $4 million of subordinated debentures during March, 2004 to an unconsolidated subsidiary trust. The securities were issued at a floating rate based on one-month LIBOR plus 290 basis points, callable in five years, and are due in March 2034. The related average balances were $22 million for the first nine months of 2004 compared to $16.9 million for the same period in 2003, with the issuance of the subordinated debentures comprising most of the increase.

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

At September 30, 2004, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 5.87%, 11.26% and 13.87%, respectively, while the Bank's ratios were 5.64%, 10.86% and 12.09%.

RESULTS OF OPERATIONS

Net interest income

In the third quarter of 2004, net interest income on a tax equivalent basis rose 4.5%, to $2,344,000 from $2,244,000 for the same 2003 period, while the net interest margin declined to 2.74% from 4.14%. The increased income resulted from higher levels of earning assets. The lower interest margin was due to the negative impact of carrying most of the acquired deposits proceeds in short-term investments. The third quarter of 2004 included the accretion of deferred income totalling $39,000 into interest income from loans and interest bearing deposit with banks compared to $96,000 in the same quarter of 2003.

For the first nine months of 2004, net interest income on a tax equivalent basis rose 9.6% to $7,256,000 from $6,618,000 for the same 2003 period, while the related net interest margin declined to 3.58% from 4.20%. The increased net interest income resulted from higher levels of investments and loans, while the negative impact of carrying most of the acquired deposits proceeds resulted in a 62 basis point decrease in net interest margin. An increase in accretion of deferred income into interest income to $508,000 from $288,000 contributed to this improvement. Excluding the accretion income, net interest margin would have been 3.32% in 2004 compared to 4.02% in 2003.

For the first nine months of 2004, the cost to fund interest earning assets rose six basis points, from 1.55% to 1.61%. This resulted from a lower portion of noninterest bearing deposits used to fund earning assets than in 2003.

Interest income from Federal funds sold increased by 66.1% due primarily to the liquidity resulting from the deposit acquisition.

Interest income on deposits with other banks declined in the first nine months of 2004 compared with a year earlier period due to the maturity of $3.5 million of deposits issued under the U.S. Treasury CDFI Fund Bank Enterprise Award program. Accordingly, interest income from deposits with banks will continue to decline significantly during the remainder of 2004 compared to 2003.

Interest income on taxable investment securities rose 28.3% in the first nine months of 2004 compared to the similar 2003 period due to the investment of the acquired deposits. The taxable investment portfolio averaged $101.5 million in 2004 compared to $72.7 million in 2003 with most of the increase occurring in shorter-term weighted average life mortgage-backed securities.

Interest income on loans rose 8.1% due to higher loan volume as well as due to the aforementioned increase in yield enhancement. The most significant change occurred in the mortgage portfolio, which averaged $115.1 million in the first nine months of 2004, compared to $94.6 million a year earlier, an increase of 21.7%. Average total loans rose 21.6%, to $136.3 million in 2004 compared to $112.1 million a year earlier.

The deposit acquisition has had a negative impact on the net interest margin during the third quarter of 2004, because a significant part of the deposit proceeds have been invested in highly liquid short-term investments until the amount of deposit runoff can be determined.

Other operating income

Other operating income, including the results of investment securities transactions, was relatively unchanged during both the third quarter of 2004 and the nine months ended September 30, 2004 compared to the same periods of 2003.

Other operating expenses

Other operating expenses rose 8.1% in the third quarter of 2004 to $2,276,000 from $2,106,000 in the third quarter of 2003, with the increase attributable primarily to lower higher security costs and occupancy and equipment expense. Other operating expenses in the first nine months of 2004 rose 3.6% to $6,646,000 from $6,415,000 a year earlier for the same reasons, along with higher audit fees.

Income tax expense

Income tax expense as a percentage of pretax income declined in the first three months of 2004 to 27.3% compared to 32.8% for the first three months of 2003 due to higher tax-exempt income levels from bank-owned life insurance. For the first nine months of 2004, the percentage was 29.7% compared to 34.1% a year earlier for the same reason.

Provision for loan losses

The provision for loan losses rose to $27,000 in the third quarter of 2004 compared to $16,000 a year earlier, while the provision for the first nine months of 2004 was 40.2% higher than the comparable 2003 period due to higher charge-offs during the first half of 2004 than the previous year.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the holding company utilizes the capital markets when necessary, having raised $4 million through the issuance of subordinated debt during the first quarter of 2004.

The major contribution during the first nine months of 2004 from operating activities to the Corporation's liquidity came from net income, while the highest use of cash was for the origination of loans to be sold in the secondary market.

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

The major contribution during the first nine months of 2004 from financing activities was from the deposit acquisition, while there were no significant uses of funds.

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

The Corporation has become asset sensitive in anticipation of higher interest rates. Accordingly, the Corporation has become more susceptible to interest rate risk in a decreasing rate environment. Based on the results of the most recent interest simulation model, if interest rates increased 100 basis points from current rates in an immediate and parallel shock, net income would increase five percent. If rates decreased 100 basis points, pretax income would decline by 33.2%.

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

ITEM 4. CONTROLS AND PROCEDURES

During the third quarter of 2004, the Corporation carried out an evaluation, under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer and with the participation of the Corporation's management, including the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation's financial statements required to be included in the Corporation's periodic Securities and Exchange Commission filings. No changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(10)(l) Purchase and Assumption Agreement dated as of March 31, 2004, by and among Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank (incorporated by reference to Exhibit 10(l) tot he Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated by reference to
Exhibit 10(m) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(11) Statement regarding computation of per share earnings. The required information is included on page 6.

(31) Certifications of Periodic Report (302)

(32) Certificate of Periodic Report (906).

(c) No reports on Form 8-K were filed during the quarter ending September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         November 12, 2004  /s/ Edward R. Wright
                            ----------------------------------------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)