Form 10-K
period 2004-12-31
CITY NATIONAL BANCSHARES CORP
filed 2005-03-31
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 28, 2005 was approximately $4,470,540.

There were 132,950 shares of common stock outstanding at March 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the definitive Proxy Statement for the 2005 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

                      CITY NATIONAL BANCSHARES CORPORATION
                                    FORM 10-K
                                Table of Contents

                                                                                                  Page
                                     PART I

Item 1.  Business.........................................................................          3
Item 2.  Properties.......................................................................          5
Item 3.  Legal Proceedings................................................................          5
Item 4.  Submission of Matters to a Vote of Security Holders..............................          5

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters........          5
Item 6.  Selected Financial Data..........................................................          6
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................     7 - 18
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.......................         18
Item 8.  Financial Statements and Supplementary Data......................................    19 - 33
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................................         36
Item 9a.  Controls and Procedures.........................................................         36

                                     PART III

Item 10. Directors and Executive Officers of Registrant...................................         36
Item 11. Executive Compensation...........................................................         36
Item 12. Security Ownership of Certain Beneficial Owners and Management...................         36
Item 13. Certain Relationships and Related Transactions...................................         36

                                     PART IV

Item 14. Principal Accountant Fees and Services                                                    36
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................    36 - 38


Signatures................................................................................         39

PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2004, CNBC had consolidated total assets of $325.5 million, total deposits of $280.9 million and stockholders' equity of $16.3 million.

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

The Bank owns a twenty-percent interest in a leasing company, along with two other minority banks and has a small investment in a Haitian financial organization that provides microloan financing to rural Haitian individuals for business purposes.

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

The Federal Open Market Committee raised the target Federal funds rate from 1.00% to 2.25% in 2004. The three-month U.S. Treasury bill rate started 2004 at ..90%, rising to 2.21% at the end of the year. As a result of the increasing low interest rate environment, the Bank raised its prime lending rate five times during 2004, from 4.00% to 5.25%, after reducing it from 4.25% to 4.00% in 2003.

The average rate earned on the Corporation's interest-earning assets declined for the third consecutive year, while the average rate paid on interest-bearing liabilities rose thirteen basis points in 2004 due primarily to the addition of $4 million of long-term subordinated debt during the year.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O), independence requirements for audit committee members, independence requirements for company auditors, certification of financial statements on SEC Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer, two-business day filing requirements for insiders filing SEC Form 4s, restrictions on the use of non-GAAP financial measures in press releases and

SEC filings, the formation of a public accounting oversight board and various increased criminal penalties for violations of securities laws.

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

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

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

EMPLOYEES

On December 31, 2004, CNBC and its subsidiaries had 93 full-time equivalent employees. Management considers relations with employees to be satisfactory.

ITEM 2.  PROPERTIES

The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey on property owned by CNB. The Bank has four other branch locations in New Jersey and four in the state of New York. Four of the locations are in leased space while the others are owned by the Bank.

The New Jersey branch offices are located in Newark and Hackensack, all owned, and in Paterson, which is leased. The New York branches are located in Roosevelt and Hempstead, Long Island, and one in Harlem, New York, which are leased and Brooklyn, New York, which is owned.

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

During the fourth quarter of 2004 there were no matters submitted to stockholders for a vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2004.

At January 31, 2005, the Corporation had 1,466 common stockholders of record.

On April 23, 2004, the Corporation paid a cash dividend of $2.75 per share to stockholders of record on April 9, 2004. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

FORM 10-K

THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K IS AVAILABLE WITHOUT CHARGE UPON WRITTEN REQUEST TO CITY NATIONAL BANCSHARES CORPORATION, EDWARD R. WRIGHT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, 900 BROAD STREET, NEWARK, NEW JERSEY, 07102.

TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

Dollars in thousands, except per share data                 2004           2003           2002           2001           2000
                                                          --------       --------       --------       --------       --------
YEAR-END BALANCE SHEET DATA
Total assets                                              $325,288       $236,385       $215,199       $222,298       $200,442
Gross loans                                                159,359        131,771        109,195         99,190         90,653
Allowance for loan losses                                    2,200          2,200          2,100          1,700          1,200
Investment securities                                      142,470         77,193         79,941         71,291         65,930
Total deposits                                             280,863        198,371        181,894        194,129        176,169
Long-term debt                                              22,750         19,318         16,272         13,204         12,425
Stockholders' equity                                        16,279         14,311         13,251         11,434         10,235
                                                          ========       ========       ========       ========       ========
INCOME STATEMENT DATA
Interest income                                             14,411       $ 12,084       $ 12,221       $ 12,887       $ 12,477
Interest expense                                             4,767          3,266          3,994          5,268          6,381
                                                          --------       --------       --------       --------       --------
Net interest income                                          9,644          8,818          8,227          7,619          6,096
Provision for loan losses                                      213            129            356            356            872
                                                          --------       --------       --------       --------       --------
Net interest income after provision
  for loan losses                                            9,431          8,689          7,871          7,263          5,224
Other operating income                                       2,573          2,605          2,856          2,589          2,547
Other operating expenses                                     9,016          8,847          8,089          7,827          6,239
                                                          --------       --------       --------       --------       --------
Income before income tax expense                             2,988          2,447          2,638          2,025          1,532
Income tax expense                                             862            726            918            719            452
                                                          --------       --------       --------       --------       --------
Net income                                                $  2,126       $  1,721       $  1,720       $  1,306       $  1,080
                                                          ========       ========       ========       ========       ========


PER COMMON SHARE DATA
Net income per basic share                                $  15.52       $  12.94       $  13.35       $  10.05       $   8.21
Net income per diluted share                                 15.52          12.55          12.54           9.33           7.52
Book value                                                  113.79         100.89          97.94          83.01          75.68
Dividends declared                                            2.75           2.50           2.25           2.00           1.85

Basic average number of common shares
  outstanding                                              132,646        127,854        123,852        123,241        120,926
Diluted average number of common shares
  outstanding                                              132,646        132,129        132,402        133,766        133,426
Number of common shares outstanding at year-end            133,866        131,469        124,611        125,125        121,406

FINANCIAL RATIOS
Return on average assets                                       .71%           .75%           .80%           .65%           .61%
Return on average common equity                              14.90          13.21          14.76          12.69          12.06
Stockholders' equity as a percentage of total assets          5.00           6.05           6.16           5.14           5.11
Dividend payout ratio                                        17.72          19.32          16.85          19.90          22.53
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

On June 25, 2004, the Bank purchased the money market and time deposit portfolios of two financial institutions totalling $80.7 million. The portfolios were purchased at a net discount of $1.9 million.

Additionally, the Bank received $20 million in deposits from the New York State Business Development District Program.

This Program rewards financial institutions for establishing bank branches in geographic locations where there is a demonstrated need for banking services. City National Bank received these deposits for its East New York branch location.

The Bank is also eligible to receive an additional $25 million from the State of New York under the Program and expects to do so during 2005. All deposits received under the aforementioned Program must be fully collateralized.

Net income rose 23.5% to a record $2,126,000 in 2004 from to $1,721,000 in 2003 due primarily to an increase in net interest income.

Total assets increased 37.7% to a record $325.5 million at the end of 2004 from $236.4 million a year earlier, while average assets rose 30.9% in 2004, due primarily to the deposit purchase.

CASH AND DUE FROM BANKS

Cash and due from banks rose to $4.7 million at the end of 2004 from $4.2 million a year earlier. Average cash and due from banks in 2004 totalled $6 million, compared to $6.6 million a year earlier.

FEDERAL FUNDS SOLD

Federal funds sold rose to $7 million at the end of 2004 from $4.2 million at December 31, 2003, while the related average balance rose 80.3% to $21.1 million from $11.7 million in 2003. The increase in the average balance occurred due to the temporary investment of the purchased deposit proceeds.

INTEREST-BEARING DEPOSITS WITH BANKS

Interest-bearing deposits with banks decreased to $861,000 at December 31, 2004 from $3.7 million a year earlier, while the related average balances were $1.5 million in 2004 and $3.6 million in 2003. The deposits represent the Bank's participation in the CDFI deposit program. Under this program, the Bank became eligible for an award based on deposits made in other CDFI's. $199,000 and $386,000 were recorded as interest income from interest-bearing deposits with banks in 2004 and 2003, respectively, and were considered a yield enhancement on the CDFI deposits.

INVESTMENTS

The investment securities available for sale ("AFS") portfolio rose to $105.3 million at December 31, 2004 from $47.3 million a year earlier, while the related gross unrealized net gain amounted to $106,000 compared to a loss of $32,000 a year earlier.

Mortgage-backed securities ("MBS"), comprised 61.8% of the AFS portfolio at the end of 2004 compared to 61.7% a year earlier, as the Corporation continued to mitigate its interest rate risk by reducing its purchases of non-amortizing investments.

The investment securities held to maturity ("HTM") portfolio totaled $37.2 million at December 31, 2004, compared to $29.9 million a year earlier.

At December 31, 2004, the Bank held callable U.S. Government agency notes with a carrying value of $12.5 million, of which $12 million were included in the HTM portfolio. These notes are callable at par at various dates from 2005 until maturity. These callable securities reflect gross unrealized depreciation of $153,000. Favorable spreads provide compensation for the interest rate risk inherent in this investment due to the call feature. Management believes that holding the callable securities will not have a significant impact upon the financial condition of the Corporation.

Reinvestment of proceeds from early redemptions of callable notes in a lower interest rate environment could have a significant impact on the operations of the Corporation. Measurement of this impact, along with other aspects of the Corporation's interest rate risk, is performed quarterly.

The most significant change in the AFS portfolio was a decrease in the weighted average life, which at December 31, 2003 was 9.16 years compared to 5.79 years at the end of 2004. The greatest impact on this decrease came from the MBS portfolio, where purchases made during 2004 were made of securities with shorter weighted average lives. Average duration in the portfolio decreased as well, from 5.77 to 4.32, also due to the MBS portfolio.

All the mortgage-backed securities held by the Corporation are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to the Corporation through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. The Corporation monitors the changes in interest rates, cash flows and duration. During 2004, substantial prepayments were received and reinvested at lower yields. This negatively impacted the yield on the investment portfolio.

The weighted average life of the HTM portfolio rose to 8.13 years at December 31, 2004 compared to 7.65 years at the end of 2003 due primarily to the purchase of medium-term municipal bonds during 2004.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 2004 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.


INVESTMENT SECURITIES AVAILABLE FOR SALE           Maturing After One   Maturing After Five
                                  Maturing Within   Year But Within       Years But Within      Maturing After
                                      One Year        Five Years            Ten Years              Ten Years       Total    Total
Dollars in thousands              Amount    Yield   Amount   Yield         Amount  Yield         Amount  Yield     Amount   Yield
--------------------              ------    -----   ------   -----         ------  -----         ------  -----     ------   -----
U.S. Treasury securities and
   obligations of U.S.
    government agencies           $  2,091  2.11%  $     --    -%        $     --     -%       $     --     -%   $  2,091   2.11%
Obligations of U.S. govern-
  ment sponsored
   enterprises                      12,779  2.05        500  3.00          11,391   4.10          6,936   4.00     31,606   3.25
Mortgage-backed securities              --    --         58  5.88           6,732   4.21         56,819   4.37     63,609   4.34
Obligations of state and
  political and subdivisions            --    --         --    --             696   7.59            571   8.70      1,267   8.09
Other debt securities                   --    --         --    --           1,000   4.03          3,421   3.99      4,421   4.00
                                  --------  ----   --------  ----        --------   ----       --------   ----   --------   ----
Total amortized cost              $ 14,870  2.06%  $    558  3.30%       $ 19,819   4.28%      $ 67,747   4.36%  $102,994   5.04%
                                  ========  ====   ========  ====        ========   ====       ========   ====   ========   ====


INVESTMENT SECURITIES HELD TO MATURITY                   Maturing After One  Maturing After Five
                                       Maturing Within    Year But Within      Years But Within     Maturing After
                                          One Year          Five Years              Ten Years          Ten Years     Total    Total
Dollars in thousands                 Amount       Yield   Amount  Yield        Amount     Yield    Amount    Yield   Amount   Yield
--------------------                 ------       -----   ------  -----        ------     -----    ------    -----   ------   -----
U.S. Treasury securities and
  obligations of U.S.
  government agencies                $    --        -%   $    15   8.94%      $    --        -%    $    --      -%   $    15  5.13%
Obligations of U.S. govern-
   ment sponsored
   enterprises                            --        --        --     --         1,500      5.13     10,597    5.71    12,097  5.65
Mortgage-backed securities                --        --        --     --           622      5.14      8,112    5.13     8,734  5.12
Obligations of state and
  political subdivisions                  --        --       338   6.00         3,719      6.61     10,287    6.54    14,344  6.56
Other debt securities                     --        --     2,014   8.01            --        --         --      --     2,014  8.01
                                     ------        ---   -------   ----       -------      ----    -------    ----   -------  ----
Total amortized cost                 $    --        -%   $ 2,367   7.74%      $ 5,841      6.11%   $28,996    5.83%  $37,204  6.60%
                                     =======       ===   =======   ====       =======      ====    =======    ====   =======  ====

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2004. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio decreased to 3.99% at December 31, 2004 from 4.36% at December 31, 2003, while the yield on the HTM portfolio declined fourteen basis points to 6.09% at December 31, 2004 from 6.23% at December 31, 2003. Both reductions resulted from investment purchases made during the low interest rate environment.

The following table sets forth the carrying value of the Corporation's portfolio for the three years ended December 31:

                                                                    2004                     2003                    2002
                                                                    ----                     ----                    ----
INVESTMENT SECURITIES AVAILABLE FOR SALE                    Amortized     Market    Amortized     Market    Amortized     Market
  In thousands                                                Cost        Value        Cost       Value        Cost       Value
  ------------                                                ----        -----        ----       -----        ----       -----
U.S. Treasury securities and obligations
  of U.S. government agencies                               $  2,091     $  2,090     $ 4,996   $ 5,011       $ 2,106   $ 2,134
Obligations of U.S. government sponsored enterprises          18,272       18,191       3,209     3,210        14,371    14,483
Obligations of state and political subdivisions                1,267        1,365       1,879     2,006         4,379     4,473
Other securities:
  Mortgage-backed securities:
    FNMA                                                      23,754       23,923      21,415    21,230        13,582    14,040
    FHLMC                                                     31,978       31,966       4,046     4,084         8,955     9,030
    GNMA                                                      21,211       21,105       5,754     5,752            99       100
  Other debt securities                                        4,421        4,510       4,168     4,123         4,669     4,471
  Equity securities:
    Marketable securities                                        891          912         897       900           869       825
    Nonmarketable securities                                     115          115         115       115           115       115
    Federal Reserve Bank and Federal Home Loan Bank
       stock                                                   1,089        1,089         865       865           711       711
                                                            --------     --------     -------    -------      -------    -------
Total                                                       $105,089     $105,266     $47,344    $47,296      $49,856    $50,382
                                                            ========     ========     =======    =======      =======    =======

                                                              2004               2003                2002
                                                              ----               ----                ----
INVESTMENT SECURITIES HELD TO MATURITY                Amortized   Market  Amortized  Market  Amortized    Market
  In thousands                                          Cost      Value     Cost      Value    Cost       Value
  ------------                                          ----      -----     ----      -----    ----       -----
U.S. Treasury securities and obligations
  of U.S. government agencies                          $    15   $    16   $    28   $    29   $   42    $    44
Obligations of U.S. government sponsored enterprises    12,097    11,956    11,339    11,251    13,800    13,956
Obligations of state and political subdivisions         14,344    14,792     6,379     6,786     5,937     6,283
Other securities:
  Mortgage-backed securities:
    FNMA                                                 3,856     3,905       830       877     2,044     2,145
    FHLMC                                                  488       514     4,830     4,907     3,489     3,708
    GNMA                                                 4,390     4,406     4,473     4,508     2,226     2,226
  Other debt securities                                  2,014     2,290     2,018     2,374     2,021     2,329
                                                       -------   -------   -------   -------   -------   -------
Total                                                  $37,204   $37,879   $29,897   $30,732   $29,559   $30,691
                                                       =======   =======   =======   =======   =======   =======

CONSOLIDATED AVERAGE BALANCE SHEET WITH RELATED INTEREST AND RATES

                                                          2004                        2003                       2002
                                                          ----                        ----                       ----
                                             Average             Average   Average             Average  Average            Average
Tax equivalent basis; dollars in thousands   Balance   Interest    Rate    Balance   Interest   Rate    Balance   Interest  Rate
------------------------------------------   -------   --------    ----    -------   --------   ----    -------   --------  ----
ASSETS
Interest earning assets:
  Federal funds sold and securities
purchased
    under agreements to resell               $ 21,082  $    280   1.33%   $ 11,679  $    128    1.10%  $ 17,970   $    292    1.62%
  Interest-bearing deposits with banks(1)       1,544       245  15.87       3,609       510   14.13      3,559        510   14.33
  Investment securities(2):
    Taxable                                   109,987     4,552   4.14      71,990     3,267    4.54     68,704      3,636    5.29
    Tax-exempt                                 10,213       717   7.02       8,920       628    7.04      9,097        676    7.43
                                             --------  --------  -----    --------  --------   -----   --------   --------  ------
    Total investment securities               120,200     5,269   4.38      80,910     3,895    4.81     77,801      4,312    5.52
                                             --------  --------  -----    --------  --------   -----   --------   --------  ------

  Loans (3), (4)
    Commercial (7)                             21,084     1,428   6.77      16,623       992    5.97     16,038        985    6.21
    Real estate                               118,748     7,318   6.16      98,240     6,653    6.77     81,727      6,244    7.64
    Installment                                 1,431       115   8.04       1,483       120    8.09      1,420        137    9.62
                                             --------  --------  -----    --------  --------   -----   --------   --------  ------
    Total loans                               141,263     8,861   6.27     116,346     7,765    6.67     99,185      7,366    7.42
                                             --------  --------  -----    --------  --------   -----   --------   --------  ------
    Total interest earning assets             284,089    14,655   5.16     212,544    12,298    5.79    198,515     12,463    6.28
                                             --------  --------  -----    --------  --------   -----   --------   --------  ------

Noninterest earning assets:
  Cash and due from banks                       6,027                        6,610                        6,562
  Net unrealized (loss) gain on investment
    securities available for sale                (272)                         230                          176
  Allowance for loan losses                    (2,171)                      (2,191)                      (1,872)
  Other assets                                 13,080                       12,639                       11,097
                                             --------                     --------                     --------
  Total noninterest earning assets             16,664                       17,288                       15,963
                                             --------                     --------                     --------
Total assets                                 $300,753                     $229,832                     $214,478
                                             ========                     ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:

Savings deposits (5)                        $ 34,079  $    182    .53%   $ 33,647  $    192    .57%   $ 32,487   $    367   1.13%
Money market deposits                          62,756       913   1.45      41,873       516   1.23      29,624        574   1.94
Super-Now deposits                             30,032        88    .29      31,947       111    .35      29,790        292    .98
Time deposits                                  98,083     2,479   2.53      54,249     1,524   2.81      57,513      1,927   3.35
                                             --------  --------   ----    --------  --------   ----    --------   --------   ----
Total interest bearing deposits               224,950     3,662   1.63     161,716     2,343   1.45     149,414      3,160   2.12
Short-term borrowings                             755         8   1.06       1,041        10    .96       1,047         15   1.47
Long-term debt                                 22,248     1,097   4.93      17,557       913   5.20      14,706        739   5.56
                                             --------  --------   ----    --------  --------   ----    --------   --------   ----
Total interest bearing liabilities            247,953     4,767   1.92     180,314     3,266   1.81     163,737      3,914   2.39
                                             --------  --------   ----    --------  --------   ----    --------   --------   ----
Noninterest bearing liabilities:
  Demand deposits                              33,588                       32,722                      33,847
  Other liabilities                             4,345                        3,228                       3,215
  Total noninterest bearing liabilities        37,933                       35,950                      37,062
Stockholders' equity                           14,867                       13,568                      12,249
Total liabilities and stockholders' equity   $300,753                     $229,832                    $214,478
                                             ========                     ========                     ========
Net interest income (tax equivalent basis)                9,888   3.24                 9,032   3.98                  8,470   3.86
Tax equivalent basis adjustment (6)                        (244)                        (214)                         (241)

Net interest income(8)                                 $  9,644                     $  8,818                      $  8,229
                                                       ========                     ========                      ========
Average rate paid to fund interest earning
   assets                                                         1.68                         1.54                          2.01
                                                                  ----                         ----                          ----
Net interest income as a percentage of
   interest earning assets (tax equivalent
    basis)                                                        3.48%                        4.25%                         4.27%
                                                                  ====                         ====                          ====

1    Includes $200,000 in 2004, $386,000 in 2003 and $384,000 in 2002,
     attributable to income received under the U.S. Treasury Department's Bank Enterprise Award certificate of deposit program.

2 Includes investment securities available for sale and held to maturity at amortized cost.

3    Includes nonperforming loans.

4    Includes loan fees of $288,000, $416,000 and $279,000 in 2004, 2003 and
     2002 respectively.

5 Includes noninterest bearing deposits maintained by a state governmental agency of $694,000 in 2004 and 2003, and $294,000 in 2002 and all passbook and statement saving accounts.

6 The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2004, 2003 and 2002.

7 Includes $345,000 in 2004 and $94,000 in 2003 attributable to income received under the U.S. Treasury Department's Bank Enterprise Award loan program

8 The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by nineteen basis points in 2004 and twenty-three basis points in 2003.

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


                                             2004 Net Interest Income Increase        2003 Net Interest Income Increase
                                                (Decrease) from 2003 due to:            (Decrease) from 2002 due to:
In thousands                                 Volume       Rate          Total          Volume       Rate          Total
------------                                 ------       ----          -----          ------       ----          -----
INTEREST INCOME
Loans:
  Commercial                                $   266       $   170       $   436       $    36       $   (29)      $     7
  Real estate                                 1,388          (723)          665         1,262          (853)          409
  Installment                                    (4)           (1)           (5)            6           (23)          (17)
                                            -------       -------       -------       -------       -------       -------
Total loans                                   1,650          (554)        1,096         1,304          (905)          399
Taxable investment securities                 1,725          (440)        1,285           174          (543)         (369)
Tax-exempt investment securities                 91            (2)           89           (13)          (18)          (31)
Federal funds sold and securities
  purchased under agreements to resell          103            49           152          (103)          (61)         (164)
Interest-bearing deposits with banks            (61)         (204)         (265)            7            (7)           --
                                            -------       -------       -------       -------       -------       -------
Total interest income                         3,508        (1,151)        2,357         1,369        (1,534)         (165)
                                            -------       -------       -------       -------       -------       -------
INTEREST EXPENSE
Savings deposits                                 (2)           12            10          (235)          649           414
Money market deposits                          (257)         (140)         (397)
Super-NOW deposits                                6            17            23
Time deposits                                (1,232)          277          (955)          109           294           403
Short-term borrowings                           (27)           29             2             1             4             5
Long-term debt                                 (244)           60          (184)         (158)           63           (95)
                                            -------       -------       -------       -------       -------       -------
Total interest expense                       (1,756)          255        (1,501)         (283)        1,010           727
                                            -------       -------       -------       -------       -------       -------
Net interest income                         $ 1,752       $  (896)      $   856       $ 1,086       $  (524)      $   562
                                            =======       =======       =======       =======       =======       =======

LOANS

Loans rose 20.9% to $159.4 million December 31, 2004 from $131.8 million a year earlier. Most of the loan increase occurred in the commercial real estate portfolio.

There were no loans held for sale at December 31, 2004, while loans held for sale amounted to $552,000 at December 31, 2003. Loan originations and sales for each rose in 2004 compared to 2003 due to increased refinancings from the favorable long-term interest rate environment.

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

At December 31, 2004, loans to churches totalled $39 million, representing 24.5% of total loans outstanding, all of which are secured by real estate, compared to $29.3 million and 13.6% at December 31, 2003. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk. Most of the Bank's lending efforts are in northern New Jersey, Manhattan and Nassau County.


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

MATURITIES AND INTEREST SENSITIVITIES OF LOANS

Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2004 is presented below.

                                           Due from
                                           One Year
                             Due in One     Through        Due After
In thousands                Year or Less   Five Years     Five Years     Total
------------                ------------   ----------     ----------     -----
Commercial                    $  6,027      $  2,976      $  7,447      $ 16,450
Real estate:
  Construction                   8,095        13,973        97,313       119,381
  Mortgage                      18,874         3,483            --        22,357
Installment                         93           655           423         1,171
                              --------      --------      --------      --------
Total                         $ 33,089      $ 21,087      $105,183      $159,359
                              --------      --------      --------      --------
Loans at fixed
  interest rates              $  3,169      $ 13,608      $ 37,450      $ 54,227
Loans at variable
  interest rates                29,920         7,479        67,733       105,132
                              --------      --------      --------      --------
Total                         $ 33,089      $ 21,087      $105,183      $159,359
                              ========      ========      ========      ========

The following table reflects the composition of the loan portfolio for the five years ended December 31:


In thousands                 2004          2003          2002          2001          2000
                           --------      --------      --------      --------      --------
Commercial                 $ 16,450      $ 20,052      $ 15,510      $ 17,448      $ 17,353
Real estate                 142,085       110,802        92,323        80,466        72,482
Installment                   1,171         1,035         1,492         1,385           947
                           --------      --------      --------      --------      --------
Total loans                 159,706       131,889       109,325        99,299        90,782
Less: Unearned income           347           118           130           109           129
                           --------      --------      --------      --------      --------
Loans                      $159,359      $131,771      $109,195      $ 99,190      $ 90,653
                           ========      ========      ========      ========      ========

SUMMARY OF LOAN LOSS EXPERIENCE

Changes in the allowance for loan losses are summarized below.

Dollars in thousands                       2004           2003           2002         2001         2000
                                         -------        -------        -------      -------      -------
Balance, January 1                       $ 2,200        $ 2,100        $ 1,700      $ 1,200      $ 1,975
Charge-offs:
  Commercial loans                           229            164              6          121        1,538
  Real estate loans                            8             --             34           --          184
  Installment loans                            9             43             19           34           15
                                         -------        -------        -------      -------      -------
Total                                        246            207             59          155        1,737
                                         -------        -------        -------      -------      -------
Recoveries:
  Commercial loans                            23             89             93          265           58
  Real estate loans                           --             73             --           --           21
  Installment loans                           10             16             10           34           11
                                         -------        -------        -------      -------      -------
Total                                         33            178            103          299           90
                                         -------        -------        -------      -------      -------
Net (charge-offs) recoveries                (213)           (29)            44          144       (1,647)
Provision for  loan
  losses charged to operations               213            129            356          356          872
                                         -------        -------        -------      -------      -------
Balance, December 31                     $ 2,200        $ 2,200        $ 2,100      $ 1,700      $ 1,200
                                         =======        =======        =======      =======      =======
Net charge-offs as a
  percentage of average loans                .15%           .02%           --%          --%         1.94%
Allowance for loan losses as a
  percentage of loans                       1.38           1.67           1.92         1.71         1.32
Allowance for loan losses as a
  percentage of nonperforming loans       181.37         177.99         201.92       137.65       171.18
                                         =======        =======        =======      =======      =======

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

The allowance represented 1.38% of total loans at December 31, 2004 compared to 1.67% a year earlier. The decrease in the allowance compared to the increase in the loan portfolio reflects the continued low net charge-off level in the portfolio, as well as an improvement in current business and economic conditions in the Bank's market area.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31.


                            2004                 2003                 2002                  2001                 2000
                            ----                 ----                 ----                  ----                 ----
                               Percentage           Percentage           Percentage            Percentage           Percentage
                                of Loan              of Loan               of Loan              of Loan              of Loan
                                Category             Category             Category              Category             Category
                                to Gross             to Gross              to Gross             to Gross             to Gross
Dollars in thousands    Amount   Loans     Amount     Loans      Amount     Loans     Amount     Loans     Amount     Loans
--------------------    ------   -----     ------     -----      ------     -----     ------     -----     ------     -----
Commercial             $  567     10.32%  $  686      15.22%    $  422      14.20%   $  482      17.57%    $  405      19.12%
Real estate             1,120     88.94      798      84.00        622      84.43       555      81.03        444      79.84
Installment                35       .74       75        .78         43       1.37        39       1.40         30       1.04
Unallocated               478        --      641         --      1,013         --       624         --        321         --
                       ------    ------   ------     ------     ------     ------    ------     ------     ------     ------
Total                  $2,200    100.00%  $2,200     100.00%    $2,100     100.00%   $1,700     100.00%    $1,200     100.00%
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

NONPERFORMING ASSETS

Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands                    2004        2003        2002        2001        2000
                               ------      ------      ------      ------      ------
Nonperforming loans
  Commercial                   $  146      $  314      $  296      $  199      $  165
  Real estate                     981         894         697         985         499
  Installment                      86          28          47          52          37
                               ------      ------      ------      ------      ------
Total nonperforming loans       1,213       1,236       1,040       1,236         701
Other real estate owned            --         290         352         326         621
                               ------      ------      ------      ------      ------
Total                          $1,213      $1,526      $1,392      $1,562      $1,322
                               ======      ======      ======      ======      ======

Nonperforming assets declined to $1,213,000 from $1,526,000 at December 31, 2003, from $1,392,000 a year earlier', reflecting the disposition of other real estate owned.

DEPOSITS

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2004 and 2003.

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

Total deposits rose to $280.9 million at December 31, 2004 from $198.4 million a year earlier, while average deposits increased 33.1% to $258.8 million in 2004 from $194.4 million in 2003. These increases occurred due to the deposit acquisition along with the BDD deposits.

Demand account balances decreased to $28.5 million at December 31, 2004 compared to $34.5 million a year earlier while average demand deposits rose slightly in 2004 to $33.6 million from $32.7 million in 2003.

Passbook and statement savings deposits totalled $33.6 million at December 31, 2004 compared to $33.1 million a year earlier, while such savings accounts averaged $34.1 million in 2004, compared to $33.7 million in 2003.

Money market deposit accounts rose 61.5% to $72.4 million at December 31, 2004 from $44.8 million a year earlier, while average money market deposit accounts increased 50% to $62.8 million in 2004 from $41.9 million in 2003. Both increases resulted from the deposit purchase.

Super-Now deposit accounts declined 45% to $22.9 million at December 31, 2004 compared to $28 million a year earlier, while average Super-Now balances totalled $30 million in 2004 compared to $31.9 million a year earlier.

Time deposits rose to $123.5 million at December 31, 2004 from $57.9 million at the end of 2003, while average time deposits were $98.1 million in 2004, 81% greater than in 2003. Both increases resulted from the deposit purchase.

Certain corporations and governmental agencies maintain noninterest-bearing savings accounts with the Bank as compensation for services performed. At December 31, 2004, such balances totalled $694,000.

SHORT-TERM BORROWINGS
Short-term borrowings totalled $930,000 at December 31, 2004 compared to $890,000 at December 31, 2003, while average short-term borrowings of $755,000 in 2004 was 24.5% lower than 2003. Most of these balances are comprised of U.S. Treasury, tax and loan note option account balances which are subject to daily redemption and can fluctuate significantly.

LONG-TERM DEBT
Long-term debt rose to $22.8 million at December 31, 2004 from $19.3 million a year earlier, while the related average balance was $22.2 million in 2004 compared to $17.6 million in 2003. The increases were due to the issuance during March 2004 of $4 million of subordinated debentures to an unconsolidated subsidiary trust.

RESULTS OF OPERATIONS - 2004 COMPARED WITH 2003
Net income rose to $2,126,000 in 2004 from to $1,721,000 in 2003 due primarily to an increase in net interest income. Included in both years' earnings were awards received from the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund. The awards were based in part on the Bank's lending efforts in qualifying lower income communities. Award income was $345,000 in 2004 compared to $94,000 in 2003. Additionally, the Bank recorded award income related to deposits made in other CDFI's of $199,000 in 2004 and $386,000 in 2003, respectively. Finally, additional award income of $115,000 was also recorded in 2004 compared to $3,000 in 2003, representing an award received for opening a branch office in a low-income area. In total, $659,000 of award income was recorded in 2004, while $483,000 was recorded in 2003. Excluding these awards, net income would have totaled $1,657,000 and $1,409,000 in 2004 and 2003, respectively. These awards are dependent on the availability of funds in the CDFI Fund as well as the Bank meeting various qualifying standards. Accordingly, there is no assurance that the Bank will continue to receive these awards in the future.

On a fully taxable equivalent ("FTE") basis, net interest income rose 9.5% to $9.9 million in 2004 from $8.8 million in 2003, while the related net interest margin declined 77 basis points, from 4.25% to 3.48%. Higher levels of interest earning assets was the primary reason for the increased net interest income, while compression from the low interest rate environment contributed to the lower margin.

Interest income on a FTE basis rose $2.4 million, or 19.2% in 2004. Higher levels of interest earning assets was the reason for this decrease. Because of the lower interest rate environment, the yield on interest earning assets fell 63 basis points, from 5.79% to 5.16%. Interest earning assets averaged $71.5 million, or 33.7% higher than in 2003, with the investment portfolio providing the greatest increase.

Interest income from Federal funds sold rose by 118.8%, reflecting the liquidity from the deposit acquisition pending reinvestment into higher earning assets. The related yield increased from 1.10% to 1.33%.

Interest income on taxable investment securities declined $1.3 million in 2004 due to the investment of part of the deposit acquisition proceeds. The taxable investment portfolio averaged $110 million in 2004 compared to $72 million in 2003 with most of the increase occurring in mortgage-backed agency securities.

Tax-exempt income rose 14.2% due to purchases of tax-exempt securities in 2004.

Interest income on loans rose $1.1 million, or 14.1% due to higher loan volumes. Average commercial loans increased 26.8%, while related interest income was 44% higher. The related yield increased 80 basis points, from 5.97% to 6.77%, due to an increase in the prime lending rate. The real estate portfolio, comprised mainly of commercial real estate loans, increased $20 million, or 20.9% in 2004, while the related yield decreased to 6.16% in 2004 from 6.77% in 2003. Finally, installment loans averaged slightly less in 2004 than in 2003, while the related yield declined five basis points.

Interest expense totalled $4.8 million in 2004, an increase of 46% from 2003. This increase resulted primarily from the deposit acquisition. The average rate paid on deposits rose by 18 basis points, from 1.45% to 1.63%, also due to the higher cost of the acquired deposits.

Interest expense on savings deposits was slightly lower in 2004 due to the low interest rate environment that existed for most of the year. The average rate paid decreased from .57% to .53%.

Interest expense on money market deposits increased $397,000 due to the acquired deposits. The average rate paid was four basis points lower in 2004.

Interest expense on time deposits rose $955,000 due to the acquired deposits. The average rate paid was 28 basis points lower in 2004, averaging 2.53% compared to 2.81% in 2003.

Average short-term borrowings, along with related interest expense, declined while the average rate paid rose by ten basis points, from .96% in 2003 to 1.09%, because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt rose due to the issuance of long-term subordinated debentures in March 2004. The related interest rate decreased 27 basis points due to lower rates on the debt.

Service charges on deposit accounts was relatively unchanged from 2004 due to continued competitive business pressures.

Other operating income was relatively unchanged in 2004, although various components changed significantly. Service changes from off-site ATM's rose to $81,000 in 2004 from $22,000 in 2003 due to the operation of a new location for a full year in 2004. Agency fees from commercial loans and lines of credit rose 18.1%. Award income rose to $116,000 from $3,000. Earnings from the Bank's investment in an unconsolidated leasing subsidiary declined to a loss of $45,000 from earnings of $300,000 due to the competitive interest rate pressures in the leasing business.

Net losses incurred on securities transactions totalled $13,000 in 2004 compared to net gains of $12,000 in losses in 2003. The gains occurred primarily in CNBC's equity securities portfolio.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $9 million in 2004, a 1.9% increase compared to $8.8 million in 2003. Significantly higher audit fees, along with higher data processing and merchant card charges were the primary factors contributing to the increase, which was offset in part by the $295,000 credit card loss recorded in 2003 which did not recur in 2004.

Salary expense rose 2.3% due to normal recurring merit increases and additional staff, offset in part by staffing vacancies. Employee benefits expense declined 21% due to lower 401K plan expense, offset in part by the increased cost of employee health insurance.

Occupancy and equipment expense rose 8% due primarily to higher property taxes resulting from the first revaluation performed in the city of Newark in 40 years.

Income tax expense as a percentage of pre-tax income was 28.8% in 2004 compared to 29.7% in 2003, due to higher levels of tax-exempt income.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the Corporation has ready access to the capital markets, having issued $7 million in subordinated debentures since 2002.

A significant part of the Bank's deposit growth is from municipal deposits. These relationships arise due to the Bank's urban market, leading to municipal support. The Bank expects to continue emphasizing these relationships.

The major contribution during 2004 from operating activities to the Corporation's liquidity came from the proceeds of loans originated for sale.

Net cash used in investing activities was primarily used for purchases of investment securities available for sale, which totalled $284.7 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $227 million. These volumes were significantly higher in 2004 than in 2003 due to the purchase of investment securities with the proceeds received from the deposit acquisition. Many of these investments were short-term and were rolled over upon maturity pending the determination of the deposit runoff rate.

The primary source of funds from financing activities resulted from the acquired deposits.

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

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2004. Further information on these commitments is included in Note 20 of the Notes to Consolidated Financial Statements.

                                                        One to
                                           One Year     Three      Three to
In thousands                               or Less      Years     Five Years    Total
------------                               -------      -----     ----------    -----
Commitments to extend credit:
  Commercial loans and lines of credit     $30,559     $    --     $    --     $30,559
  Commercial mortgages                      15,275       1,061          --      16,336
  Credit cards                                  --          --         621         621
  Residential mortgages                        100          --          --         100
  Financial standby letters of credit           40          --          --          40
Operating lease obligations                    112         150          78         340

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB's historical experience.

EFFECTS OF INFLATION
Inflation, as measured by the CPI, rose 3.3% in 2004 compared to 1.9% in 2003 and 1.6% in 2002.

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

INTEREST SENSITIVITY GAP ANALYSIS

December 31, 2004
-----------------
                                                                                                      Non-Interest
                                                                                                     Sensitive and
                                                                                           Total      Maturing In
                                            90 Days       91 through    181 through       Within       More Than
In thousands                                Or Less        180 Days      365 Days        One Year       One Year       Total
------------                                -------        --------      --------        --------       --------       -----
INTEREST EARNING ASSETS:
Federal funds sold and securities
  purchased under agreements to resell     $   7,000             --             --      $   7,000      $      --     $   7,000
Interest-bearing deposits with banks             261             --             --            261            600           861
Investment securities:
  Available for sale                          13,879            991             --         14,870         90,396       105,266
  Held to maturity                                --             --             --             --         37,204        37,204
Loans                                          8,360          8,243         16,486         33,089        126,270       159,359
                                           ---------      ---------      ---------      ---------      ---------     ---------
                                              29,500          9,234         16,486         55,220        254,470       309,690
                                           ---------      ---------      ---------      ---------      ---------     ---------
INTEREST BEARING LIABILITIES:
Deposits:
  Savings                                    128,926             --             --        128,926             --       128,926
  Time                                        31,782         20,865         14,675         67,322         56,155       123,477
Short-term borrowings                            930             --             --            930             --           930
Long-term debt                                    --             --          1,950          1,950         20,800        22,750
Non-interest bearing liabilities                  --             --             --             --         33,607        33,607
                                           ---------      ---------      ---------      ---------      ---------     ---------
                                             161,638         20,865         16,625        199,128        110,562       309,690
                                           ---------      ---------      ---------      ---------      ---------     ---------
Asset (liability) sensitivity gap:
Period gap                                 $(132,138)     $ (11,631)     $    (139)     $(143,908)     $ 143,908     $      --
Cumulative gap                              (132,138)      (143,764)      (193,908)            --             --            --

The Corporation was highly liability-sensitive at the 90-day interval with a $132.1 million negative gap due primarily to the inclusion of all categories of savings accounts as rate-sensitive, although certain categories of savings accounts are less rate-sensitive than others.

Because individual interest earning assets and interest bearing liabilities respond differently to changes in prime, more refined results are obtained when a simulation model is used. The Corporation uses a simulation model to analyze earnings sensitivity to movements in interest rates. The simulation model projects earnings based on parallel 300 basis points shifts in interest rates over a twelve-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities, and incorporates various assumptions which management believes to be reasonable.

At December 31, 2004, the model indicates that net income would decrease 13.5% if interest rates rise 300 basis points and 56.8% if rates decrease 300 basis points. Additionally, the economic value of equity would decrease 68.7% if rates rose 300 basis points and 5.7% if rates declined.

CAPITAL

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

                                                     Consolidated                    Bank Only
                                                     December 31,                    December 31,
                                                     ------------                    ------------
Dollars in thousands                              2004           2003            2004            2003
--------------------                              ----           ----            ----            ----
Total stockholders' equity                     $  16,279      $  14,311       $  20,080       $  18,829
Net unrealized (gain) loss on  investment
  securities available for sale                     (106)            32             (83)             35
Net unrealized loss on equity securities
  available for sale                                  --             --             (10)             (8)
Disallowed intangibles                              (610)          (730)           (610)           (730)
Qualifying trust preferred securities              5,391          3,000              --              --
                                               ---------      ---------       ---------       ---------
Tier 1 capital                                    20,954         16,613          19,377          18,126
                                               ---------      ---------       ---------       ---------
Qualifying long-term debt                            620            780              --              --
Allowance for loan losses                          2,200          1,837           2,200           1,831
Qualifying trust preferred securities              1,609             --              --              --
Other                                                 10              2              --              --
                                               ---------      ---------       ---------       ---------
Tier 2 capital                                     4,439          2,619           2,200           1,831
                                               ---------      ---------       ---------       ---------
Total capital                                  $  25,393      $  19,232       $  21,577       $  19,957
                                               =========      =========       =========       =========
Risk-adjusted assets                           $ 181,562      $ 146,589       $ 181,159       $ 146,150
Average total assets                             341,636        234,485         340,643         233,907
                                               ---------      ---------       ---------       ---------
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets           11.54          11.36%          10.91%          12.40%
  Regulatory minimum                                4.00           4.00            4.00            4.00
  Total capital to risk-adjusted assets            13.99          13.12           12.13           13.66
  Regulatory minimum                                8.00           8.00            8.00            8.00
Leverage ratio                                      6.14           7.08            5.80            7.75
Total stockholders' equity to total assets          5.00           6.05            6.18            7.98
                                               =========      =========       =========       =========

On July 11, 2002, City National Bancshares Corporation issued $3 million of preferred capital securities through City National Bank of New Jersey Capital Trust 1 ("the Trust"), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities is payable at the 3-month LIBOR rate plus 3.65%, adjustable quarterly. The quarterly distributions may, at the option of the Trust, be deferred for up to 20 consecutive quarterly periods. The proceeds have been invested in junior subordinated debentures of CNBC, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable. The securities are generally redeemable in whole or in part on or after October 7, 2007, at any interest payment date, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed by October 7, 2032.

Additionally, on March 17, 2004, City National Bancshares Corporation issued $4 million of preferred capital securities through City National Bank of New Jersey Capital Trust II ("the Trust II"), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities is payable at the 3-month LIBOR rate plus 2.79%, adjustable quarterly. The quarterly distributions may, at the option of the Trust, be deferred for up to 20 consecutive quarterly periods. The proceeds have been invested in junior subordinated debentures of CNBC, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable. The securities are generally redeemable in whole or in part on or after March 17, 2009, at any interest payment date, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed by March 17, 2034.

The subsidiary trusts are not included with the consolidated financial statements of the Corporation because of the deconsolidation required by Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

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

Interest income on a FTE basis decreased $165,000, or 1.3% in 2003. Lower interest rates on interest earning assets was the reason for this decrease. Because of the decline in rates, the yield on interest earning assets fell 49 basis points, from 6.28% to 5.79%. Interest earning assets averaged $14 million, or 7.1% higher in 2003, with the loan portfolio providing the increase.

Interest income from Federal funds sold decreased by 56.2%, reflecting reinvestment into higher earning assets. The related yield decreased from 1.63% to 1.10%.

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

Interest income on loans rose $147,000, or 5.7% due to higher loan volumes. The commercial loan portfolio rose slightly, along with the related interest income, while the related yield declined 17 basis points, from 6.14% to 5.97%, due to a reduction in the prime lending rate. The real estate portfolio, comprised mainly of commercial real estate loans, increased $16.5 million, or 20.2% in 2003, while the related yield decreased to 6.77% in 2003 from 7.64% in 2002. Finally, installment loans averaged slightly more in 2003 than in 2002, while the related yield declined 156 basis points.

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

Average short-term borrowings, along with related interest expense declined slightly while the average rate paid decreased by 57 basis points, from 1.53% in 2002 to .96% in 2003, because the rates on these liabilities are tied to the Federal funds rate.

Interest expense on long-term debt rose due to an increase in Federal Home Loan Bank advances while the related interest rate decreased 36 basis points due to lower rates on variable-rate debt.

Service charges on deposit accounts was relatively unchanged from 2002 due to sales promotions and competitive business.

Other operating income decreased $359,000, or 20.5% to $1,396,000 in 2003 from $1,755,000 in 2002. The primary reasons for the decrease was a reduction in CDFI award income from $341,000 to $3,000.

Net gains incurred in securities transactions totalled $12,000 in 2003 compared to $42,000 in losses in 2002. The gains occurred primarily in CNBC's fixed-income securities portfolio.

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

Other expense increased $231,000, or 8.8% in 2003 due primarily to the aforementioned credit card loss.

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

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                                                                                    December 31,
                                                                                                    ------------
Dollars in thousands, except per share data                                                    2004            2003
-------------------------------------------                                                    ----            ----
ASSETS
Cash and due from banks (Note 2)                                                             $   4,717       $   7,364
Federal funds sold (Note 3)                                                                      7,000           4,500
Interest-bearing deposits with banks                                                               861           3,716
Investment securities available for sale (Note 4)                                              105,266          47,296
Investment securities held to maturity (Market value of $37,879
   at December 31, 2004 and $30,732 at December 31, 2003) (Note 5)                              37,204          29,897
Loans held for sale                                                                                 --             552
Loans (Note 6)                                                                                 159,359         131,771
Less: Allowance for loan losses (Note 7)                                                         2,200           2,200
                                                                                             ---------       ---------
Net loans                                                                                      157,159         129,571
                                                                                             ---------       ---------
Premises and equipment (Note 8)                                                                  3,993           4,008
Accrued interest receivable                                                                      1,526           1,165
Other real estate owned                                                                             --             290
Cash surrender value of life insurance                                                           3,824           3,731
Other assets (Notes 13 and 14)                                                                   3,738           4,295
                                                                                             ---------       ---------
TOTAL ASSETS                                                                                 $ 325,288       $ 236,385
                                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits: (Notes 3, 4, 5, and 9)
   Demand                                                                                    $  28,460       $  34,471
   Savings                                                                                     128,926         105,977
   Time                                                                                        123,477          57,923
                                                                                             ---------       ---------
Total deposits                                                                                 280,863         198,371
Accrued expenses and other liabilities                                                           4,466           3,495
Short-term borrowings (Note 10)                                                                    930             890
Long-term debt (Note 11)                                                                        22,750          19,318
                                                                                             ---------       ---------
Total liabilities                                                                              309,009         222,074

Commitments and contingencies (Note 20)

Stockholders' equity (Notes 15, 16 and 23):
   Preferred stock, no par value: Authorized 100,000 shares (Note 15);
      Series A , issued and outstanding 8 shares in 2004 and 2003                                  200             200
      Series C , issued and outstanding 108 shares in 2004 and 2003                                 27              27
      Series D , issued and outstanding 3,280 shares in 2004 and 2003                              820             820
   Common stock, par value $10: Authorized 400,000 shares;
      134,530 shares issued in 2004 and 2003
      133,866 shares outstanding in 2004 and 131,469 shares outstanding in 2003                  1,345           1,345
   Surplus                                                                                       1,113           1,068
   Retained earnings                                                                            12,701          11,003
   Accumulated other comprehensive gain (loss)                                                     106             (32)
   Treasury stock, at cost - 664 shares and 3,061 shares in 2004 and 2003, respectively            (33)           (120)
                                                                                             ---------       ---------
Total stockholders' equity                                                                      16,279          14,311
                                                                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 325,288       $ 236,385
                                                                                             =========       =========

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

                                                               Year Ended December 31,
                                                               -----------------------
Dollars in thousands, except per share data             2004            2003           2002
-------------------------------------------             ----            ----           ----
INTEREST INCOME
Interest and fees on loans                            $   8,861       $   7,765      $   7,348
Interest on Federal funds sold and securities
   purchased under agreements to resell                     280             128            292
Interest on deposits with banks                             245             510            510
Interest and dividends on investment securities:
Taxable                                                   4,552           3,267          3,636
   Tax-exempt                                               473             414            435
                                                      ---------       ---------      ---------
   Total interest income                                 14,411          12,084         12,221
                                                      ---------       ---------      ---------
INTEREST EXPENSE
Interest on deposits (Note 9)                             3,662           2,343          3,160
Interest on short-term borrowings                             8              10             16
Interest on long-term debt                                1,097             913            818
                                                      ---------       ---------      ---------
Total interest expense                                    4,767           3,266          3,994
                                                      ---------       ---------      ---------
Net interest income                                       9,644           8,818          8,227
Provision for loan losses (Note 7)                          213             129            356
                                                      ---------       ---------      ---------
Net interest income after provision
   for loan losses                                        9,431           8,689          7,871
                                                      ---------       ---------      ---------

OTHER OPERATING INCOME
Service charges on deposit accounts                       1,221           1,197          1,143
Other income (Note 12)                                    1,365           1,396          1,755
Net (losses) gains on sales and calls of
   investment securities (Notes 4 and 5)                    (13)             12            (42)
                                                      ---------       ---------      ---------
Total other operating income                              2,573           2,605          2,856
                                                      ---------       ---------      ---------

OTHER OPERATING EXPENSES
Salaries and other employee benefits (Note 14)            4,868           4,760          4,360
Occupancy expense (Note 8)                                  755             717            603
Equipment expense (Note 8)                                  488             434            444
Other expenses (Note 12)                                  2,905           2,936          2,682
                                                      ---------       ---------      ---------
Total other operating expenses                            9,016           8,847          8,089
                                                      ---------       ---------      ---------

Income before income tax expense                          2,988           2,447          2,638
Income tax expense (Note 13)                                862             726            918
                                                      ---------       ---------      ---------
NET INCOME                                            $   2,126       $   1,721      $   1,720
                                                      =========       =========      =========
NET INCOME PER COMMON SHARE (NOTE 17)
Basic                                                 $   15.52       $   12.94      $   13.35
Diluted                                                   15.52           12.55          12.54
                                                      =========       =========      =========

Basic average common shares outstanding                 132,646         127,854        123,852
Diluted average common shares outstanding               132,646         132,129        132,402
                                                      =========       =========      =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                                               Accumulated
                                                                                                  Other
                                                     Common             Preferred Retained    Comprehensive   Treasury
Dollars in thousands                                 Stock     Surplus    Stock   Earnings    (Loss) Income    Stock      Total
BALANCE, DECEMBER 31, 2001                          $  1,260  $    999  $  1,047  $  8,288       $   (136)    $    (24)  $ 11,434
Comprehensive income:
Net income                                                --        --        --     1,720             --           --      1,720
   Unrealized holding gains on securities
      arising during the period
      (net of tax of $260)                                --        --        --        --            483           --        483
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $(18))        --        --        --        --            (27)          --        (27)
                                                                                                                         --------
Total comprehensive income                             2,176
Proceeds from issuance of common stock                    --        --        --        --             --           --         --
Purchase of treasury stock                                --        --        --        --             --          (11)       (11)
Dividends paid on common stock                            --        --        --      (281)            --           --       (281)
Dividends paid on preferred stock                         --        --        --       (67)            --           --        (67)
                                                    --------  --------  --------  --------       --------     --------   --------

BALANCE, DECEMBER 31, 2002                             1,260       999     1,047     9,660            320          (35)    13,251
Comprehensive income:
Net income                                                --        --        --     1,721             --           --      1,721
   Unrealized holding gains on securities
      arising during the period
      (net of tax of ($193))                              --        --        --        --           (359)          --       (359)
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $5)           --        --        --        --              7           --          7
                                                                                                                         --------
Total comprehensive income                             1,369
Proceeds from issuance of common stock                    85        69        --        --             --           --        154
Purchase of treasury stock                                --        --        --        --             --          (85)       (85)
Dividends paid on common stock                            --        --        --      (311)            --           --       (311)
Dividends paid on preferred stock                         --        --        --       (67)            --           --        (67)
                                                    --------  --------  --------  --------       --------     --------   --------

BALANCE, DECEMBER 31, 2003                             1,345     1,068     1,047    11,003            (32)        (120)    14,311
Comprehensive income:
Net income                                                --        --        --     2,126             --           --      2,126
   Unrealized holding gains on securities
      arising during the period
      (net of tax of $78)                                 --        --        --        --            146           --        146
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $(5))         --        --        --        --             (8)          --         (8)
                                                                                                                         --------
Total comprehensive income                             2,264
Proceeds from issuance of common stock                    --        45        --        --             --          123        168
Purchase of treasury stock                                --        --        --        --             --          (36)       (36)
Dividends paid on common stock                            --        --        --      (361)            --           --       (361)
Dividends paid on preferred stock                         --        --        --       (67)            --           --        (67)
                                                    --------  --------  --------  --------       --------     --------   --------
BALANCE, DECEMBER 31, 2004                          $  1,345  $  1,113  $  1,047  $ 12,701       $    106     $    (33)  $ 16,279
                                                    ========  ========  ========  ========       ========     ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
IN THOUSANDS                                                                       2004          2003          2002
------------                                                                       ----          ----          ----
OPERATING ACTIVITIES
Net income                                                                       $   2,126     $   1,721     $   1,720
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                       424           422           401
   Provision for loan losses                                                           213           129           356
   (Discount accretion) premium amortization on investment securities                 (129)          217            63
   Net losses (gains) on sales and early redemptions of investment securities           13           (12)           42
   Net gains on sales of loans held for sale                                           (46)          (20)           (8)
Loans originated for sale                                                           (4,788)       (2,966)         (724)
Proceeds from sales of loans held for sale                                           5,386         2,434           734
(Increase) decrease in accrued interest receivable                                    (361)           91            33
Deferred taxes                                                                         346           (42)         (183)
Net increase in bank-owned life insurance                                              (93)         (147)         (385)
(Increase) decrease in other assets                                                    (93)           49        (1,354)
Increase (decrease) in accrued expenses and other liabilities                        1,188          (287)          251
                                                                                 ---------     ---------     ---------
Net cash provided by operating activities                                            4,186         1,589           946
                                                                                 ---------     ---------     ---------

INVESTING ACTIVITIES
Increase in loans                                                                  (27,801)      (22,605)      (10,211)
Decrease (increase) in interest-bearing deposits with banks                          2,855          (188)          102
Proceeds from maturities of investment securities available for sale,
   including principal payments and early redemptions                              226,991        39,829        36,595
Proceeds from maturities of investment securities held to maturity,
   including principal payments and early redemptions                                9,025        20,166        13,694
Purchases of investment securities available for sale                             (284,655)      (37,545)      (44,241)
Purchases of investment securities held to maturity                                (16,297)      (20,481)      (14,068)
Purchase of bank-owned life insurance                                                   --        (1,000)           --
Purchases of premises and equipment                                                   (409)         (263)         (392)
Decrease in other real estate owned, net                                               290            62           224
                                                                                 ---------     ---------     ---------
Net cash used in investing activities                                              (90,001)      (22,025)      (18,297)
                                                                                 ---------     ---------     ---------

FINANCING ACTIVITIES
Purchase of deposits                                                                80,704            --            --
Increase (decrease) in deposits                                                      1,788        16,477       (12,235)
Increase in short-term borrowings                                                       40           890            --
Increase in long-term debt                                                           3,432         3,200         3,068
Proceeds from issuance of common stock                                                 168            --            --
Purchases of treasury stock                                                            (36)          (85)          (11)
Dividends paid on preferred stock                                                      (67)          (67)          (67)
Dividends paid on common stock                                                        (361)         (311)         (281)
                                                                                 ---------     ---------     ---------
Net cash provided by (used in) by financing activities                              85,668        20,104        (9,526)
                                                                                 ---------     ---------     ---------

Net decrease in cash and cash equivalents                                             (147)         (332)      (26,877)

Cash and cash equivalents at beginning of year                                      11,864        12,196        39,073
                                                                                 ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $  11,717     $  11,864     $  12,196
                                                                                 =========     =========     =========

CASH PAID DURING THE YEAR:
Interest                                                                         $   4,245     $   3,333     $   4,281
Income taxes                                                                           851           472         2,072

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

The net discount recorded on the deposits purchased during 2004 is being accreted into income as a cost of funds adjustment on the related deposits over the estimated average life of such deposits. Additional discount is recorded as a reduction of amortization expense of core deposit intangibles for accounts that terminate their relationships earlier than expected.

LONG-TERM DEBT
A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

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

RECENT ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 123 (revised 2004) "Share-Based Payment: an amendment of FASB Statements No. 123 and 95", addresses the accounting for shared-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an equity account for those transactions using the fair-value based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123R is effective for the Bank beginning January 1, 2006. The Corporation must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for periods for which financial statements or interim reports have not been issued is permitted. The Corporation believes that the transition provisions of Statement 123R will not have a significant impact on the financial statements.

The guidance in the Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was effective for other-than temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of the Issue has been delayed by FASB Staff Position EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted on September 30, 2004. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003. The Corporation will evaluate the impact on its consolidated financial statements, if any, when the recognition and measurement requirements for other-than temporary impairment are finalized.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order to conform with the 2004 presentation.

NOTE 2 CASH AND DUE FROM BANKS
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $1,123,000 in 2004 and $1,860,000 in 2003.

Note 3 Federal funds sold and securities purchased under agreements to resell Federal funds sold averaged $21.1 million during 2004 and $11.7 million in 2003, while the maximum balance outstanding at any month-end during 2004, 2003 and 2002 was $35.3 million, $28.4 million and $37 million, respectively. There were no securities purchased under repurchase agreements in either 2004 or 2003. There were no such transactions outstanding at any month-end during 2004, 2003 or 2002.

NOTE 4 INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                                   Gross        Gross
                                   Amortized     Unrealized   Unrealized       Market
2004 In thousands                     Cost         Gains        Losses         Value
-----------------                     ----         -----        ------         -----
U.S. Treasury securities and
   obligations of U.S.
   government agencies              $  2,091      $     --      $      1      $  2,090
Obligations of U.S. government
   sponsored enterprises              18,272            34           115        18,191
Obligations of state and
   political subdivisions              1,267            98            --         1,365
Other securities:
   Mortgage-backed securities:
      FNMA                            23,754           225            56        23,923
      FHLMC                           31,978           325           337        31,966
      GNMA                            21,211            35           141        21,105
   Other debt securities               4,421            90             1         4,510
Equity securities:
   Marketable securities                 891            31            10           912
   Nonmarketable securities              115            --            --           115
   Federal Reserve Bank and
      Federal Home Loan
      Bank stock                       1,089            --            --         1,089
                                    --------      --------      --------      --------
Total                               $105,089      $    838      $    661      $105,266
                                    ========      ========      ========      ========

                                                 Gross        Gross
                                   Amortized   Unrealized   Unrealized     Market
2003 In thousands                    Cost        Gains        Losses       Value
-----------------                    ----        -----        ------       -----
U.S. Treasury securities and
   obligations of U.S.
   government agencies              $ 4,996      $    24      $     9      $ 5,011
Obligations of U.S. government
   sponsored enterprises              3,209           17           16        3,210
Obligations of state and
   political subdivisions             1,879          127           --        2,006
Other securities:
   Mortgage-backed securities:
      FNMA                           21,415          255          440       21,230
      FHLMC                           4,046           40            2        4,084
      GNMA                            5,754            3            5        5,752
   Other debt securities              4,168           59          104        4,123
   Equity securities:
      Marketable securities             897           17           14          900
      Nonmarketable securities          115           --           --          115
      Federal Reserve Bank and
         Federal Home Loan
         Bank stock                     865           --           --          865
                                    -------      -------      -------      -------
Total                               $47,344      $   542      $   590      $47,296
                                    =======      =======      =======      =======

The amortized cost and the market values of investments in debt securities available for sale as of December 31, 2004 and 2003 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                      Amortized       Market
In thousands                                             Cost         Value
------------                                             ----         -----
Due within one year:
  U.S. Treasury securities and obligations
   of U.S. government agencies                         $ 14,870      $ 14,865
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                             500           488
  Mortgage-backed securities                                 58            59
Due after five years but within ten years:
  U.S. Treasury securities and obligations
   of U.S. government agencies                           11,391        11,303
  Mortgage-backed securities                              6,732         6,741
  Obligations of state and political subdivisions           696           746
  Other debt securities                                   1,000           999
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                           6,936         7,005
  Mortgage-backed securities                             56,819        56,814
  Obligations of state and political subdivisions           571           619
  Other debt securities                                   3,421         3,511
                                                       --------      --------
Total debt securities                                   102,994       103,150
Equity securities                                         2,095         2,116
                                                       --------      --------
Total                                                  $105,089      $105,266
                                                       ========      ========

Sales of investment securities available for sale resulted in gross gains of $39,000, $24,000 and $5,000 and gross losses of $53,000, $21,000 and $55,000 in
2004, 2003 and 2002 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands       2004        2003        2002
------------       ----        ----        ----
Taxable           $3,225      $1,936      $2,187
Tax-exempt            71          92         124
                  ------      ------      ------
Total             $3,296      $2,028      $2,311
                  ======      ======      ======

Investment securities available for sale with a carrying value of $76,716,000 were pledged to secure U.S. government and municipal deposits at December 31, 2004.

Investment securities available for sale which have had continuous unrealized losses as of December 31, are set forth below

                                                 Less than 12 Months           12 Months or More                  Total
                                                 -------------------           -----------------                  -----
                                                              Gross                         Gross                         Gross
                                                Market      Unrealized       Market       Unrealized       Market       Unrealized
2004 In thousands                               Value         Losses          Value         Losses         Value          Losses
-----------------                               -----         ------          -----         ------         -----          ------
U.S. Treasury securities and obligations
  of U.S. government agencies                 $   2,090      $      98      $   1,614      $      34      $   3,704      $     132
Other securities:
  Mortgaged-backed securities                    52,608            251          8,086            267         60,694            518
  Other debt securities                             999              1             --             --            999              1
Equity securities                                     9              1             62              9             71             10
                                              ---------      ---------      ---------      ---------      ---------      ---------
Total                                         $  55,706      $     351      $   9,762      $     310      $  65,468      $     661
                                              =========      =========      =========      =========      =========      =========

                                                 Less than 12 Months           12 Months or More                  Total
                                                 -------------------           -----------------                  -----
                                                              Gross                         Gross                         Gross
                                                Market      Unrealized       Market       Unrealized       Market       Unrealized
2003 In thousands                               Value         Losses          Value         Losses         Value          Losses
-----------------                               -----         ------          -----         ------         -----          ------
U.S. Treasury securities and obligations
  of U.S. government agencies                 $   4,197      $     121      $   2,288      $      12      $   6,485      $     133
Other securities:
  Mortgaged-backed securities                    14,125            338             --             --         14,125            338
  Other debt securities                              --             --          1,796            104          1,796            104
Equity securities                                    --             --            900             14            900             14
                                              ---------      ---------      ---------      ---------      ---------      ---------
Total                                         $  18,322      $     459      $   4,984      $     130      $  23,306      $     589
                                              =========      =========      =========      =========      =========      =========

The gross unrealized losses set forth above as of December 31, 2004 are attributable to U.S. government agency bonds and mortgage-backed securities comprised of relocation pools, the market value of which has been negatively impacted by the low interest rate environment. Management does not believe that any individual unrealized loss as of December 31, 2004 or 2003 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 5      INVESTMENT SECURITIES HELD TO MATURITY
The book and market values as of December 31 of investment securities held to maturity were as follows:

                                               Gross          Gross
                                  Book       Unrealized     Unrealized       Market
2004 In thousands                Value         Gains          Losses          Value
-----------------                -----         -----          ------          -----
U.S. Treasury securities
  and obligations of U.S.
  government agencies          $      15      $       1      $      --      $      16
Obligations of U.S.
  Government

  sponsored enterprises           12,097             15            156         11,956
Obligations of state and
  political subdivisions          14,344            469             21         14,792
Other securities:
 Mortgage-backed
  securities:

    FNMA                           3,856             79             30          3,905
    FHLMC                            488             26             --            514
    GNMA                           4,390             29             13          4,406
 Other debt securities             2,014            276             --          2,290
                               ---------      ---------      ---------      ---------
Total                          $  37,204      $     895      $     220      $  37,879
                               =========      =========      =========      =========

                                               Gross          Gross
                                  Book       Unrealized     Unrealized       Market
2003 In thousands                Value         Gains          Losses          Value
-----------------                -----         -----          ------          -----
U.S. Treasury securities
  and obligations of U.S.
  government agencies          $      28      $       1      $      --      $      29
  Obligations of U.S.
   Government

   sponsored enterprises          11,339             44            132         11,251
Obligations of state and
  political subdivisions           6,379            417             10          6,786
Other securities:
 Mortgage-backed
  securities:

    FNMA                             830             47             --            877
    FHLMC                          4,830            127             50          4,907
    GNMA                           4,473             35             --          4,508
 Other debt securities             2,018            356             --          2,374
                               ---------      ---------      ---------      ---------
Total                          $  29,897      $   1,027      $     193      $  30,732
                               =========      =========      =========      =========

During 2004, $6.3 million of Agency callable securities were redeemed by the issuers prior to maturity, resulting in gross gains of $1,000, while in 2003 $15.6 million of such securities were redeemed, resulting in gross gains of $9,000 and $5.5 million were redeemed in 2002 resulting in gross gains of $8,000.

The book value and the market value of investment securities held to maturity as of December 31, 2004 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                         Book        Market
In thousands                                            Value        Value
------------                                            -----        -----
Due after one year but within five years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                        $    15      $    16
  Obligations of state and political subdivisions          338          360
  Other debt securities                                  2,014        2,290
Due after five years but within ten years:
  Obligations of U.S. government sponsored
     enterprises                                         1,500        1,491
  Obligations of state and political subdivisions        3,719        3,917
  Mortgage-backed securities                               622          640
Due after ten years:
  U.S. Treasury securities and obligations
    of U.S. government agencies                         10,597       10,465
  Obligations of state and political subdivisions       10,287       10,515
  Mortgage-backed securities                             8,112        8,185
                                                       -------      -------
Total                                                  $37,204      $37,879
                                                       =======      =======

Interest and dividends on investment securities held to maturity was as follows:

In thousands       2004        2003        2002
------------       ----        ----        ----
Taxable           $1,321      $1,331      $1,449
Tax-exempt           402         322         311
                  ------      ------      ------
Total             $1,723      $1,653      $1,760
                  ======      ======      ======

Investment securities held to maturity with a carrying value of $16,000,000 were pledged to U.S. government and municipal deposit funds at December 31, 2004.

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

                                                 Less than 12 Months           12 Months or More                  Total
                                                 -------------------           -----------------                  -----
                                                              Gross                         Gross                         Gross
                                                Market      Unrealized       Market       Unrealized       Market       Unrealized
2004 In thousands                               Value         Losses          Value         Losses         Value          Losses
-----------------                               -----         ------          -----         ------         -----          ------
U.S. Treasury securities and obligations
  of U.S. government agencies                 $   5,180      $      59      $   2,403      $      97      $   7,583      $     156
Obligations of state and political
  Subdivisions                                    2,986             11            196             10          3,182             21
Other securities:
  Mortgaged-backed securities                       883             10          2,554             33          3,437             43
                                              ---------      ---------      ---------      ---------      ---------      ---------
Total                                         $   9,049      $      80      $   5,153      $     140      $  14,202      $     220
                                              =========      =========      =========      =========      =========      =========

                                                 Less than 12 Months           12 Months or More                  Total
                                                 -------------------           -----------------                  -----
                                                              Gross                         Gross                         Gross
                                                Market      Unrealized       Market       Unrealized       Market       Unrealized
2003 In thousands                               Value         Losses          Value         Losses         Value          Losses
-----------------                               -----         ------          -----         ------         -----          ------
U.S. Treasury securities and obligations
  of U.S. government agencies                 $   3,867      $     132      $      --      $      --      $   3,867      $     132
  Obligations of state and political                186             10             --             --            186             10
    Subdivisions
Other securities:
  Mortgaged-backed securities                     3,316             51             --             --          3,316             51
  Other debt securities                              --             --             --             --             --             --
                                              ---------      ---------      -------        -------        ---------      ---------
Total                                         $   7,369      $     193      $      --      $      --      $   7,369      $     193
                                              =========      =========      =======        =======        =========      =========

The gross unrealized losses set forth above as of December 31, 2004 are attributable primarily to investments purchased during 2003, prior to the fourth quarter, when interest rates increased. Accordingly, these securities were purchased in a lower interest rate environment.

Management does not believe that any individual unrealized loss as of December 31, 2004 or 2003 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 6 LOANS

Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands                2004          2003
------------                ----          ----
Commercial                $ 16,450      $ 20,052
Real estate                142,085       110,802
Installment                  1,171         1,035
                          --------      --------
Total loans                159,706       131,889
Less:Unearned income           347           118
                          --------      --------
Loans                     $159,359      $131,771
                          ========      ========

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                                     2004        2003
------------                                     ----        ----
Nonaccrual loans                                $  991      $1,006
Loans with interest or principal 90
  days or more past due and still accruing         222         230
                                                ------      ------
Total nonperforming loans                       $1,213      $1,236
                                                ======      ======

The effect of nonaccrual loans on income before taxes is presented below.

In thousands                  2004       2003       2002
------------                  ----       ----       ----
Interest income foregone      $(42)      $(54)      $(39)
Interest income received        88         45         95
                              ----       ----       ----
                              $ 46       $ (9)      $ 56
                              ====       ====       ====

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 2004 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. Its borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

There were no impaired loans at December 31, 2004, or at December 31, 2003.

NOTE 7 ALLOWANCE FOR LOAN LOSSES
Transactions in the allowance for loan losses are summarized as follows:

In thousands                         2004        2003        2002
------------                         ----        ----        ----
Balance, January 1                  $2,200      $2,100      $1,700
Provision for loan losses              213         129         356
Recoveries of loans previously
  charged off                           32         178         103
                                    ------      ------      ------
                                     2,445       2,407       2,159
Less: Charge-offs                      245         207          59
                                    ------      ------      ------
Balance, December 31                $2,200      $2,200      $2,100
                  ==                ======      ======      ======

NOTE 8 PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

In thousands                                          2004        2003
------------                                          ----        ----
Land                                                 $  476      $  476
Premises                                              1,892       1,892
Furniture and equipment                               3,582       3,240
Leasehold improvements                                2,698       2,631
                                                     ------      ------
Total cost                                            8,648       8,239
Less: Accumulated depreciation and amortization       4,655       4,231
                                                     ------      ------
Total premises and equipment                         $3,993      $4,008
                                                     ======      ======

Depreciation and amortization expense charged to operations amounted to $424,000, $422,000, and $401,000 in 2004, 2003, and 2002, respectively.

NOTE 9 DEPOSITS

Deposits at December 31 are presented below.

In thousands                              2004          2003
------------                              ----          ----
Noninterest bearing:
  Demand                                $ 28,460      $ 34,471
  Savings                                    694           694
                                        --------      --------
Total noninterest bearing deposits        29,154        35,165
                                        --------      --------
Interest bearing:
  Savings                                 32,920        32,455
  Money-market                            72,384        44,814
  Super-NOW                               22,928        28,014
  Time                                   123,477        57,923
                                        --------      --------
Total interest bearing deposits          251,709       163,206
                                        --------      --------
Total deposits                          $280,863      $198,371
                                        ========      ========

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                    2004         2003
------------                                    ----         ----
Three months or less                          $20,618      $ 9,476
Over three months but within six months        12,433        3,306
Over six months but within twelve months        8,689        8,353
Over twelve months                             14,139        4,239
                                              -------      -------
Total deposits                                $55,879      $25,374
                                              =======      =======

Interest expense on certificates of deposits of $100,000 or more was $894,000, $438,000 and $759,000 in 2004, 2003 and 2002, respectively.

On June 25, 2004, the Bank purchased the money market and time deposit portfolios of two financial institutions totalling $80.7 million. The portfolios were purchased at a net discount of $1.9 million.

NOTE 10 SHORT-TERM BORROWINGS
Information regarding short-term borrowings at December 31, is presented below.

                                                           Average
                                                           Interest                     Average         Maximum
                                                           Rate on        Average       Interest        Balance
                                             Decem-         Decem-        Balance         Rate          at any
                                             ber 31         ber 31         During        During         Month-
Dollars in thousands                         Balance        Balance       the Year      the Year         End
--------------------                         -------        -------       --------      --------         ---
2004
Federal funds purchased and securities
  sold under repurchase agreements           $    930           .30%      $     60           .28%      $  1,560
Demand note issued to the U.S. Treasury            --            --            695          1.15            813
                                             --------      --------       --------      --------       --------
Total                                        $    930           .30%      $    755          1.06%      $  2,373
                                             ========      ========       ========      ========       ========

2003
Federal funds purchased and securities
  sold under repurchase agreements           $    890           .30%      $    353          1.06%      $  4,060
Demand note issued to the U.S. Treasury            --            --            688           .87%         4,303
                                             --------      --------       --------      --------       --------
Total                                        $    890           .30%      $  1,041           .96%      $  8,363
                                             ========      ========       ========      ========       ========

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $9,248,000. There was no balance outstanding under the note at December 31, 2004.

NOTE 11 LONG-TERM DEBT
Long-term debt at December 31 is summarized as follows:

In thousands                                                   2004       2003
--------------------------------------------------------------------------------
FHLB convertible advances due from
  April 7, 2008 through October 4, 2010                       $13,200    $13,200
5.25% capital note, due December 28, 2005                         450        825
5.00% capital note, due July 1, 2008                              400        500
6.00% capital note, due December 28, 2010                         500        500
7.00% note, due January 1, 2014                                 1,000      1,000
8.00% capital note, due May 6, 2017                               200        200
Subordinated debt                                               7,000      3,093
--------------------------------------------------------------------------------
Total                                                         $22,750    $19,318
================================================================================

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

Scheduled repayments on long-term debt are as follows:

In thousands                                                              Amount
--------------------------------------------------------------------------------
2005                                                                     $ 2,150
2006                                                                         325
2007                                                                       1,825
2008                                                                       7,825
2009                                                                       1,600
Thereafter                                                                 9,025
--------------------------------------------------------------------------------
Total                                                                    $22,750
================================================================================

In March 2004, City National Bancshares Corporation issued $4 million of subordinated debentures to an unconsolidated subsidiary trust, based on the current three-month LIBOR rate, plus 2.79%. The rate in effect at December 31, 2004 was 5.90%. The debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.

NOTE 12    OTHER OPERATING INCOME AND EXPENSES

The following table presents the major items of other operating income and expenses:

In thousands                                            2004      2003     2002
--------------------------------------------------------------------------------
OTHER INCOME
Agency fees on commercial loans                        $  385    $  326   $  305
Income from off-site ATM's                                324       235      229
Earnings on cash surrender value of
  life insurance                                          212       187      119
Undistributed (loss) income from
  unconsolidated subsidiary                               (45)      300      276
Miscellaneous other income                                489       345      483
--------------------------------------------------------------------------------
Total other income                                     $1,365    $1,396   $1,755
================================================================================
OTHER EXPENSES
Professional fees                                      $  337    $  259    $ 246
Data processing                                           322       292      260
Marketing expense                                         242       270      370
Branch acquisition costs                                  154       120      120
Stationery and supplies expense                           145       140      159
Merchant card charges                                     146        74       81
Communication expense                                     124       136      119
Credit card loss                                            -       295        -
Miscellaneous other expenses                            1,435     1,350    1,327
--------------------------------------------------------------------------------
Total other expenses                                   $2,905    $2,936   $2,682
================================================================================

In November 2003, the Bank received an award of $513,000 from the CDFI fund, of which $450,000 was attributable to the Bank's lending efforts and $18,000 was attributable to purchasing long-term deposits from banks in low-income areas. No awards were received in 2004 or 2002. An additional $45,000 was received in 2003 for opening a branch in a low-income community. The loan and deposit awards are being recorded as interest income, representing yield enhancement on the lives of the loans and deposits through 2006.

During 2004, 2003 and 2002, $386,000, $38,000 and $385,000 respectively, was recorded as interest income on deposits with banks as a yield enhancement. An additional $94,000 was recorded as interest income on loans as a yield enhancement during 2003.

NOTE 13    INCOME TAXES

The components of income tax expense are as follows:

In thousands                                           2004     2003     2002
--------------------------------------------------------------------------------
CURRENT EXPENSE
Federal                                               $  215   $  574   $  862
State                                                    105      194      239
--------------------------------------------------------------------------------
Total current income tax expense                         320      768    1,101
--------------------------------------------------------------------------------

DEFERRED EXPENSE (BENEFIT)
Federal                                                  479      (36)    (158)
State                                                     63       (6)     (25)
--------------------------------------------------------------------------------
Total deferred income tax expense (benefit)              542      (42)    (183)
--------------------------------------------------------------------------------
Total income tax expense                              $  862   $  726   $  918
================================================================================

Not included in the above table is deferred income tax expense (benefit) of $78,000, $(193,000) and $260,000 for 2004, 2003 and 2002, respectively, which represents the deferred income tax expense (benefit) included in accumulated other comprehensive income on the net unrealized gains (losses) of securities available for sale.

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                                           2004     2003     2002
--------------------------------------------------------------------------------
Federal income tax at statutory rate                  $1,016    $ 832    $ 897
Increase (decrease) in income tax
  expense resulting from:
 State income tax expense, net of
  federal benefit                                        111      124      141
 Tax-exempt income                                      (233)    (171)    (159)
 Life insurance                                          (56)     (59)     (28)
 Change in valuation allowance                             -        -       17
 Other, net                                               24        -       50
--------------------------------------------------------------------------------
Total income tax expense                              $  862    $ 726    $ 918
================================================================================

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                                2004          2003
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Unrealized losses on investment
  securities available for sale                            $    -        $   16
Investment securities                                           -            19
Allowance for loan losses                                     545           377
Premises and equipment                                         59            94
Deposit intangible                                             73            69
Deferred compensation                                         558           391
Other real estate owned                                         -           174
Accrued expenses                                                -            86
Deferred income                                                80           343
Other assets                                                  150            99
--------------------------------------------------------------------------------
Total deferred tax asset                                    1,465         1,668
Less: Valuation allowance                                       -            18
--------------------------------------------------------------------------------
Deferred tax asset                                          1,322         1,650
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Other assets                                                  377             -
Unrealized gains on investment
   securities available for sale                               71             4
--------------------------------------------------------------------------------
Total deferred tax liabilities                                448             4
--------------------------------------------------------------------------------
Net deferred tax asset                                     $1,017        $1,646
================================================================================

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

NOTE 14    BENEFIT PLANS

Savings plan

The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $66,000 in 2003 and $64,000 in 2002 while there were no contributions charged to expense in 2004. Forfeited contributions were used to fund the 2004 savings plan contributions.

Bonus plan

The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2004, 2003 and 2002 amounted to $205,000, $170,000, and $219,000, respectively.

Nonqualified benefit plans

The Bank maintains a supplemental executive retirement plan ("SERP"), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $164,000 in 2004, $147,000 in 2003 and $130,000 in 2002. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $44,000 in 2004, $52,000 in 2003 and $59,000 in 2002.

Benefits under both plans are funded through bank-owned life insurance policies. During 2003, the Bank purchased $1 million in bank-owned life insurance to help offset the cost of executive benefits. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policy. Such increases are included in "Other income" and totalled $212,000 in 2004, $187,000 in 2003 and $119,000 in 2002, while the related life insurance expense was $45,000 in 2004, $40,000 in 2003 and $39,000 in 2002.

Stock options

No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2004 and 2003.

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

                                                               December 31,
               Date     Dividend    Stated      Number    ----------------------
              Issued      Rate       Value    of Shares      2004         2003
--------------------------------------------------------------------------------
Series A       12/96      6.00%    $25,000          8     $  200,000  $  200,000
Series C        2/96      8.00         250        108         27,000      27,000
Series D        6/97      6.50         250      3,280        820,000     820,000
--------------------------------------------------------------------------------
                                                          $1,047,000  $1,047,000
================================================================================

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

Under this limitation, $4,437,000 was available for the payment of dividends to the parent corporation at December 31, 2004, subject to the restrictive covenants under long-term debt agreements included in Note 11.

NOTE 17    NET INCOME PER COMMON SHARE

The following table presents the computation of net income per common share.

In thousands, except per share data         2004       2003       2002
--------------------------------------------------------------------------------
Net income                                $  2,126   $  1,721   $  1,720
Dividends paid on preferred stock              (67)       (67)       (67)
--------------------------------------------------------------------------------
Net income applicable to basic
  common shares                              2,059      1,654      1,653
Interest expense on convertible
  subordinated debentures, net of
  income taxes                                   -          4          8
--------------------------------------------------------------------------------
Net income applicable to diluted
  common shares                           $  2,059   $  1,658   $  1,661
================================================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                      132,646    127,854    123,852
--------------------------------------------------------------------------------
Diluted:
  Average common shares outstanding        132,646    127,854    123,852
  Average common shares converted from
    convertible subordinate debentures           -      4,275      8,550
--------------------------------------------------------------------------------
                                           132,646    132,129    132,402
================================================================================
NET INCOME PER COMMON SHARE

Basic                                     $  15.52   $  12.94   $  13.35
Diluted                                      15.52      12.55      12.54

NOTE 18    RELATED PARTY TRANSACTIONS

Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2004 and 2003. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $1,373,000 and $686,000 at December 31, 2004 and 2003, respectively. The highest amount of such indebtedness during 2004 was $1,373,000 and in 2003 amounted to $975,000. During 2004, new loans totalled $756,000 and paydowns totalled $69,000. All related party loans were performing as of December 31, 2004.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2004 and 2003.

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

DEPOSIT LIABILITIES

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2004 and 2003. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

LONG-TERM DEBT

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2004 and 2003.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

                                               2004                  2003
                                      Carrying      Fair    Carrying      Fair
In thousands                            Value       Value     Value       Value
--------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and other short-term
  Investments                         $ 11,717    $ 11,717  $ 11,864    $ 11,864
Interest-bearing deposits
  with banks                               861         861     3,716       3,716
Investment securities AFS              105,266     105,266    47,296      47,296
Investment securities HTM               37,204      37,879    29,897      30,732
Loans                                  157,159     153,142   129,571     143,499
Loans held for sale                          -           -       552         552
FINANCIAL LIABILITIES
Deposits                              $280,863    $272,761  $198,371    $200,089
Short-term borrowings                      930         930       890         890
Long-term debt                          22,750      23,649    19,318      20,716
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

At December 31, 2004 and 2003 the Bank had mortgage commitments of $27,077,000 and $16,436,000, unused commercial lines of credit of $41,206,000 and $30,559,000, and $761,000 and $647,000 of other loan commitments, respectively. There were $100,000 of financial standby letters of credit outstanding at December 31, 2004, while $40,000 was outstanding at December 31, 2003.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

NOTE 22    PARENT COMPANY INFORMATION

Condensed financial statements of the parent company only are presented below.

CONDENSED BALANCE SHEET

                                                               December 31,
In thousands                                                2004          2003
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $     88      $     86
Investment securities available for sale                       365           388
Investment in subsidiary                                    20,706        18,929
Due from subsidiary                                          4,963         1,050
Other assets                                                    12            51
--------------------------------------------------------------------------------
Total assets                                              $ 26,134      $ 20,504
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                         $     88      $     75
Notes payable                                                2,550         3,025
Subordinated debt                                            7,217         3,093
--------------------------------------------------------------------------------
Total liabilities                                            9,855         6,193
Stockholders' equity                                        16,279        14,311
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $ 26,134      $ 20,504
================================================================================

CONDENSED STATEMENT OF INCOME

                                                      Year Ended December 31,
In thousands                                        2004       2003       2002
--------------------------------------------------------------------------------
INCOME
Interest income                                    $   13     $   23     $   60
Dividends from subsidiaries                           767        561        300
Interest from subsidiaries                            186         56         56
--------------------------------------------------------------------------------
Total income                                          966        640        416
--------------------------------------------------------------------------------
EXPENSES
Interest expense                                      484        356        299
Other operating expenses                                6          5          5
Net gains (losses) on sales of
  investment securities                                34          7        (43)
Income tax benefit                                    (89)       (95)       (79)
--------------------------------------------------------------------------------
Total expenses                                        367        259        268
--------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                              599        381        148
Equity in undistributed income
  of subsidiaries                                   1,527      1,340      1,572
--------------------------------------------------------------------------------
Net income                                         $2,126     $1,721     $1,720
================================================================================

CONDENSED STATEMENT OF CASH FLOWS

                                                     Year Ended December 31,
In thousands                                        2004      2003       2002
--------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                         $ 2,126   $ 1,721   $  1,720
Adjustments to reconcile net income
    to cash used in operating activities:
    Discount accretion amortization
     on investment securities                            -        (1)       (11)
  Net (gains) losses on sales of investment
     securities available for sale                     (34)       (7)        43
  Equity in undistributed income of
    subsidiary                                      (1,527)   (1,340)    (1,572)
Decrease (increase) in other assets                     39        39        (19)
Increase (decrease) in other liabilities                13       (38)        88
--------------------------------------------------------------------------------
Net cash provided by operating activities              617       374        249
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sales and maturities of
  investment securities available for sale
    including principal payments                       977     1,214        125
Proceeds from maturities of investment
  securities held to maturity including
  principal payments                                   174       151     21,396
Purchases of investment securities
  available for sale                                    (5)     (964)   (21,211)
Purchases of investment securities
  held to maturity                                    (900)        -       (150)
Increase in investment in subsidiary                  (252)     (174)    (2,093)
(Increase) decrease in loans to
  subsidiaries                                      (3,962)      104     (1,000)
--------------------------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                        (3,968)      331     (2,933)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
(Increase) decrease in subordinated debt             4,124         -      3,093
Decrease in notes payable                             (475)     (300)       (25)
Proceeds from issuance of common stock                 168         -          -
Purchases of treasury stock                            (36)      (85)       (11)
Dividends paid                                        (428)     (378)      (348)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                         3,353      (763)     2,709
--------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents                                       2       (58)        25
Cash and cash equivalents at
  beginning of year                                     86       144        119
--------------------------------------------------------------------------------
Cash and cash equivalents at
  end of year                                      $    88   $    86   $    144
================================================================================

NOTE 23    REGULATORY CAPITAL REQUIREMENTS

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2004, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 2004 both City National Bancshares and City National Bank meet all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized City National Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed City National Bank's capital classification.

The following is a summary of City National Bank's actual capital amounts and ratios as of December 31, 2004 and 2003, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

 In thousands                       FDIC REQUIREMENTS
--------------------------------------------------------------------------------
                                                  MINIMUM CAPITAL
                                  MINIMUM CAPITAL FOR CLASSIFICATION
                          BANK ACTUAL      ADEQUACY          AS WELL-CAPITALIZED
                          AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT    RATIO
--------------------------------------------------------------------------------
December 31, 2004
  Leverage (Tier 1)
    capital               $16,279   6.14%  $10,699    4.00%  $10,699   5.00%
  Risk-based capital:
    Tier 1                 20,954  11.73     7,145    4.00     7,530   6.00
    Total                  25,393  14.22    14,286    8.00    12,549  10.00
December 31, 2003
  Leverage (Tier 1)
    capital                18,134   7.75     8,956    4.00    11,195   5.00
  Risk-based capital:
    Tier 1                 18,134  12.40     5,847    4.00     8,771   6.00
    Total                  19,968  13.66    11,694    8.00    14,618  10.00
--------------------------------------------------------------------------------

The Corporation is required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2002 and 2004. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2004, assuming the Corporation was not allowed to include the trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts.

Note 24    Summary of quarterly financial information

(unaudited)                                           2004
--------------------------------------------------------------------------------
Dollars in thousands,            First        Second        Third       Fourth
  except per share data         Quarter      Quarter       Quarter      Quarter
--------------------------------------------------------------------------------
Interest income                  $3,206        $3,391       $3,750       $4,064
Interest expense                    838           957        1,467        1,505
--------------------------------------------------------------------------------
Net interest income               2,368         2,434        2,283        2,559
Provision for loan losses           126            42           27           18
Net gains (losses) on sales
  of investment securities            4             9            2          (28)
Other operating income              573           663          696          654
Other operating expenses          2,196         2,174        2,276        2,370
--------------------------------------------------------------------------------
Income before income
  tax expense                       623           890          678          797
Income tax expense                  197           268          185          212
--------------------------------------------------------------------------------
Net income                       $  426        $  622       $  493       $  585
================================================================================
Net income per share- basic      $ 3.12        $ 4.68       $ 3.56       $ 4.25
================================================================================
Net income per share- diluted    $ 3.12        $ 4.68       $ 3.56       $ 4.25
================================================================================

                                                      2003
--------------------------------------------------------------------------------
Dollars in thousands,            First         Second       Third        Fourth
  except per share data         Quarter       Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
Interest income                  $2,950        $2,958       $2,995       $3,181
Interest expense                    827           816          801          822
--------------------------------------------------------------------------------
Net interest income               2,123         2,142        2,194        2,359
Provision for
  loan losses                        39            84           16          (10)
Net (losses) gains on sales
  of investment securities          (4)            (1)          16            1
Other operating income              598           652          663          680
Other operating expenses          2,072         2,237        2,106        2,432
--------------------------------------------------------------------------------
Income before income
  tax expense                       606           472          751          618
Income tax expense                  212           166          246          102
--------------------------------------------------------------------------------
Net income                       $  394        $  306       $  505       $  516
================================================================================
Net income per share- basic      $ 3.03        $ 2.32       $ 3.74       $3.85
================================================================================
Net income per share-diluted     $ 2.85        $ 2.19       $ 3.68       $3.83
================================================================================

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
City National Bancshares Corporation:

We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

    (signed) KPMG LLP
Short Hills, New Jersey
March 25, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during 2004.

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

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2005.

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

        (3)(f) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series E (Incorporated herein by reference to the Corporation's Report on Form 8-K filed on March 4, 2004).

        (3)(g) The amended By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

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

        (10)(l) Purchase and Sale Agreement dated as of March 31, 2004 by and between Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank (incorporated herein by reference to Exhibit 10(l) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

        (10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated by reference to Exhibit 10(m) to the Corporation's Quarterly Report of Form 10-Q for the quarter ended March 31, 2004).

        (11) Statement regarding computation of per share earnings. The required information is included on page 27.

        (12) Ratios have been computed using the average daily balances of the respective asset, liability and stockholders' equity accounts.

        (21) Subsidiaries of the registrant. The required information is included on page 3.

        (31)    Certificate of Periodic Report (302.

        (32)    Certificate of Periodic Report (906).

        (c) No reports on Form 8-K were filed during the quarter ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION

By:    /s/ Louis E. Prezeau             By:    /s/ Edward R. Wright
       ----------------------------            ---------------------------------
       Louis E. Prezeau                        Edward R. Wright
       President and Chief                     Chief Financial Officer
       Executive Officer                       and Principal Accounting Officer

Date:  March 31, 2005                   Date:  March 31, 2005

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

Signature                            Title                       Date
/s/ Douglas E. Anderson              Director                    March 31, 2005
------------------------------
Douglas E. Anderson

/s/ Barbara Bell Coleman             Director                    March 31, 2005
------------------------------
Barbara Bell Coleman

/s/ Eugene Giscombe                  Director,                   March 31, 2005
------------------------------
Eugene Giscombe                      Chairperson of the Board

/s/ Norman Jeffries                  Director                    March 31, 2005
------------------------------
Norman Jeffries

/s/ Louis E. Prezeau                 Director,                   March 31, 2005
------------------------------
Louis E. Prezeau                     President and Chief
                                     Executive Officer

/s/ Lemar C. Whigham                 Director                    March 31, 2005
------------------------------
Lemar C. Whigham