Form 10-Q
period 2005-03-31
CITY NATIONAL BANCSHARES CORP
filed 2005-05-16
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2005

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from     to

                         Commission file number 0-11535

                      CITY NATIONAL BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

      New Jersey                                        22-2434751
      (State or other jurisdiction of                   (I.R.S.Employer
      incorporation or organization)                    Identification No.)

      900 Broad Street,
      Newark, New Jersey                                 07102
(Address of principal executive offices)                (Zip Code)

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

Yes [X]  No [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 25, 2005 was approximately $4,510,330.

There were 133,838 shares of common stock outstanding at April 25, 2005

Index

                                                                                                                 Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of March 31, 2005 (Unaudited) and December 31, 2004......................    3

        Consolidated Statement of Income (Unaudited) for the Three Months Ended March 31, 2005 and 2004........    4

        Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2005 and 2004....    5

        Notes to Consolidated Financial Statements (Unaudited).................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .................    7

Item 3. Quantitative and Qualitative Disclosures about Market Risk ............................................   11

Item 4. Controls and Procedures................................................................................   12

PART II OTHER INFORMATION......................................................................................   12

Item 1. Legal proceedings......................................................................................   12

Item 6. Exhibits and Reports on Form 8-K.......................................................................   12

Signatures ....................................................................................................   14


CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                    March 31,   December 31,
Dollars in thousands, except per share data                                           2005         2004
                                                                                    ---------   ------------
ASSETS

Cash and due from banks                                                             $   8,354    $   4,717
Federal funds sold                                                                     12,500        7,000
Interest bearing deposits with banks                                                      976          861
Investment securities available for sale                                              108,920      105,266
Investment securities held to maturity (Marketvalue of $36,495
   at March 31, 2005 and $37,879 at December 31,2004)                                  36,239       37,204
Loans                                                                                 162,043      159,359
Less: Allowance for loan losses                                                         2,250        2,200
                                                                                    ---------    ---------
Net loans                                                                             159,793      157,159
                                                                                    ---------    ---------
Premises and equipment                                                                  3,962        3,993
Accrued interest receivable                                                             1,499        1,526
Bank-owned life insurance                                                               3,770        3,824
Other assets                                                                            4,560        3,738
                                                                                    ---------    ---------
TOTAL ASSETS                                                                        $ 340,573    $ 325,288
                                                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                           $  35,839    $  28,460
   Savings                                                                            138,371      128,926
   Time                                                                               120,535      123,477
                                                                                    ---------    ---------
Total deposits                                                                        294,745      280,863
Accrued expenses and other liabilities                                                  6,130        4,466
Short-term borrowings                                                                       -          930
Long-term debt                                                                         22,750       22,750
                                                                                    ---------    ---------
Total liabilities                                                                     323,625      309,009

Commitments and contingencies

Stockholders' equity
     Preferred stock, no par value: Authorized 100,000 shares;
          Series A , issued and outstanding 8 shares in 2005 and 2004                     200          200
          Series C , issued and outstanding 108 shares in 2005 and 2004                    27           27
          Series D , issued and outstanding 3,280 shares in 2005 and 2004                 820          820
     Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
          Series E, issued and outstanding 16 shares in 2005                              800            -
     Common stock, par value $10: Authorized 400,000 shares;
          134,530 shares issued in 2004 and 2003
          133,868 shares outstanding in 2005 and 133,866 shares outstanding in 2004     1,345        1,345
   Surplus                                                                              1,114        1,113
   Retained earnings                                                                   13,320       12,701
   Accumulated other comprehensive income (loss) net of tax                              (644)         106
   Treasury stock, at cost - 662 shares and 664 share 2005 and 2004 respectively          (34)         (33)
                                                                                    ---------    ---------
Total stockholders' equity                                                             16,948       16,279
                                                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 340,573    $ 325,288
                                                                                    =========    =========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA         2005                2004
                                                  --------            --------
INTEREST INCOME

Interest and fees on loans                        $  2,503            $  2,109
Interest on Federal funds sold and securities
   purchased under agreements to resell                197                  38
Interest on deposits with banks                          5                 127
Interest and dividends on investment securities:
   Taxable                                           1,345                 836
   Tax-exempt                                          171                  96
                                                  --------            --------
Total interest income                                4,221               3,206
                                                  --------            --------

INTEREST EXPENSE

Interest on deposits                                 1,245                 593
Interest on short-term borrowings                        2                   2
Interest on long-term debt                             294                 243
                                                  --------            --------
Total interest expense                               1,541                 838
                                                  --------            --------
Net interest income                                  2,680               2,368
Provision for loan losses                               40                 126
                                                  --------            --------
Net interest income after provision
     for loan losses                                 2,640               2,242
                                                  --------            --------
OTHER OPERATING INCOME

Service charges on deposit accounts                    292                 291
Agency fees on commercial loans                        104                  63
Other income                                           227                 219
Net gains on sales of investment securities             27                   4
                                                  --------            --------
Total other operating income                           650                 577
                                                  --------            --------
OTHER OPERATING EXPENSES

Salaries and other employee benefits                 1,241               1,211
Occupancy expense                                      194                 201
Equipment expense                                      134                 117
Data processing expense                                 81                  61
Other expenses                                         653                 606
                                                  --------            --------
Total other operating expenses                       2,303               2,196
                                                  --------            --------

Income before income tax expense                       987                 623
Income tax expense                                     301                 197
                                                  --------            --------
NET INCOME                                        $    686            $    426
                                                  ========            ========
NET INCOME PER SHARE

Basic                                             $   5.01            $   3.12
Diluted                                               5.01                3.12
                                                  ========            ========
Basic average common shares outstanding            133,805             131,340
Diluted average common shares outstanding          133,805             131,340
                                                  ========            ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                              IN THOUSANDS                                     2005        2004
                                                                             --------    --------
OPERATING ACTIVITIES

Net income                                                                   $    686    $    426
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                  114         131
   Provision for loan losses                                                       40         126
   (Discount accretion) premium amortization of investment securities             (11)         25
   Net gains on sales and early redemptions of investment securities              (27)         (4)
   Net gains on sales of loans held for sale                                       (1)        (11)
   Gains on sales of other real estate owned properties                             -          (3)
Loans originated for sale                                                         (62)     (1,103)
Proceeds from sales and principal payments from loans held for sale                63       1,507
Decrease in accrued interest receivable                                            27          49
Deferred income tax benefit                                                       483         (10)
Decrease (increase) in bank-owned life insurance                                   54         (44)
Increase in other assets                                                         (822)        (34)
Increase in accrued expenses and other liabilities                              1,664         207
                                                                             --------    --------
Net cash provided by operating activities                                       2,208       1,262
                                                                             --------    --------
INVESTING ACTIVITIES

(Increase) decrease in loans, net                                              (2,674)      3,744
(Increase) decrease in interest bearing deposits with banks                      (115)        847
Proceeds from sales and maturities of investment securities available for
     sale, including principal repayments and early redemptions                29,425       3,862
Proceeds from sales and maturities of investment securities held to
     maturity, including principal repayments and early redemptions             3,971       5,308
Purchases of investment securities available for sale                         (34,281)    (14,077)
Purchases of investment securities held to maturity                            (2,999)     (4,318)
Decrease in other real estate owned, net                                            -          88
Purchases of premises and equipment                                               (83)        (80)
                                                                             --------    --------
Net cash used in investing activities                                          (6,756)     (4,626)
                                                                             --------    --------
FINANCING ACTIVITIES

Increase in deposits                                                           13,882       5,613
Decrease in short-term borrowings                                                (930)        (90)
Increase in long-term debt                                                          -       4,124
Proceeds from issuance of preferred stock                                         800           -
Proceeds from issuance of common stock                                              9           -
Purchases of treasury stock                                                        (9)        (10)
Dividends paid on preferred stock                                                 (67)        (67)
                                                                             --------    --------
Net cash provided by financing activities                                      13,685       9,570
                                                                             --------    --------
Net increase in cash and cash equivalents                                       9,137       6,206

Cash and cash equivalents at beginning of period                               11,717      11,864
                                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 20,854    $ 18,070
                                                                             ========    ========
CASH PAID DURING THE YEAR:

Interest                                                                     $  1,277    $    795
Income taxes                                                                        -         122

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

2.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2004 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

3. Net income per common share

The following table presents the computation of net income per common share.

                                      Three Months Ended
                                           March 31,
In thousands, except per share data     2005       2004
                                      --------   --------
Net income                            $    686   $    426
Dividends paid on preferred stock           16         16
                                      --------   --------
Net income applicable to diluted
  common shares                       $    670   $    410
                                      --------   --------
 NUMBER OF AVERAGE COMMON SHARES

Basic                                  133,805    131,340
                                      --------   --------
Diluted                                133,805    131,340
                                      --------   --------
NET INCOME PER COMMON SHARE

Basic                                 $   5.01   $   3.12
Diluted                                   5.01       3.12

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

During the first quarter, the Corporation issued $800,000 of noncumulative convertible preferred stock in a private offering. Proceeds have been retained at the holding company until they are needed by the subsidiary bank to sustain capital levels for deposit growth or other purposes.

Net income increased 61% to $686,000 for the first quarter of 2005 from $426,000 for the same 2004 quarter due primarily to a 13.2% increase in net interest income. Related earnings per share on a diluted basis were $5.01 and $3.12.

FINANCIAL CONDITION

At March 31, 2005, total assets increased to $340.6 million from $325.3 million at the end of 2004, while total deposits rose to $294.7 million from $280.9 million. Higher municipal deposit balances were primarily responsible for this growth. Average assets also rose during the first quarter of 2005, increasing $101.5 million, or 41.5% to $345.9 million from $244.4 million a year earlier. This increase was due primarily to the acquisition in June, 2004 of $80.7 million in money market and time deposits from two financial institutions, along with the receipt of $20 million in deposits from New York State under their Banking Development District Program.

Federal funds sold

Federal funds sold increased to $12.5 million at March 31, 2005 from $7 million at the end of 2004, while the related average balance rose to $32.5 million for the first three months of 2005 from $16 million for the first three months of 2004. The increase in both balances was due to temporary excess liquidity resulting from short-term higher municipal deposits.

Investments

The investment securities available for sale ("AFS") portfolio rose to $108.9 million at March 31, 2005 from $105.3 million at the end of 2004, while the net related unrealized loss, net of tax, increased to $644,000 from a gain of $106,000 at the end of 2004. Investments held to maturity ("HTM") decreased to $36.2 million at March 31, 2005 from $37.2 million at the end of 2004.

Most of the increase in the available for sale ("AFS") portfolio consisted of mortgage-backed securities ("MBS"), as the Corporation continued to mitigate its interest rate risk by acquiring securities with relatively short average lives, and cash flow, which will allow reinvestment of proceeds into higher yielding investments as rates rise. At March 31, 2005, the Corporation held mortgage-backed securities with a carrying value totalling $84.1 million, representing 58% of the total investment portfolio. These investments carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions.

The weighted average life of the portfolio was 6.41 years at March 31, 2005 compared to 5.79 years at the end of 2004. The increase occurred due to the increase in interest rates during the first quarter of 2005, resulting in the extension of the mortgage-backed securities weighted average lives.

Loans

Loans rose to $162 million at March 31, 2005 from $159.4 million December 31, 2004, while average loans increased to $158 million for the first three months of 2005 from $129.1 million in the first three months of 2004. Most of the increase occurred in the commercial real estate portfolio.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                      Three Months
                                     Ended March 31,
(Dollars in thousands)                2005     2004
                                     ------   ------
Balance at beginning of period       $2,200   $2,200
Provision for loan losses                40      126
Recoveries of previous charge-offs       10        8
                                     ------   ------
                                      2,250    2,334
Less: Charge-offs                         -      234
                                     ------   ------
Balance at end of period             $2,250   $2,100
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

                                    Three Months                Three Months
                                       Ended      Year Ended       Ended
                                      March 31,   December 31,    March 31,
(Dollars in thousands)                  2005         2004           2004
                                    ------------  -----------   ------------
Allowance for loan
  losses as a percentage of:
Total loans                              1.39%        1.38%          1.64%
Total nonperforming loans              141.69%      181.38%        210.21%
Total nonperforming assets
  (nonperforming loans and OREO)       141.69%      181.38%        174.42%

Net charge-offs as a percentage
  of average loans (year-to-date)           -%         .15%           .18%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

                                           March 31,   December 31,  March 31,
(Dollars in thousands)                       2005          2004        2004
                                           --------    -----------   ---------
Nonaccrual loans
Commercial                                  $  251        $  146      $   84
Installment                                     85            82          18
Real estate                                  1,007           763         657
                                            ------        ------      ------
Total                                        1,343           991         759
                                            ------        ------      ------
Loans past due 90 days
  or more and still accruing
Installment                                     29             4           1
Real estate                                    216           218         239
                                            ------        ------      ------
Total                                          245           222         240
                                            ------        ------      ------
Total nonperforming loans                   $1,588        $1,236      $  999
                                            ======        ======      ======

There were no impairment charges on nonaccrual loans recorded for the quarters ending March 31, 2005 or March 31, 2004.

DEPOSITS

Total deposits rose $13.8 million to $294.7 million at March 31, 2005 from $280.9 million at the end of 2004, while average deposits rose 46.6%, to $301.2 million for the first three months of 2005 from $205.5 million for the first three months of 2004. The increase at the end of the first quarter occurred primarily due to higher municipal balances, while the average balance increase was due primarily to the aforementioned deposit acquisition and the New York State Banking Development District deposits.

Total demand deposits rose from $28.5 million at December 31, 2004 to $35.8 million at March 31, 2005, while average demand deposits for the first three months of 2005 increased to $35.6 million from $31.9 million for the first three months of 2004. The growth in demand deposits resulted from higher municipal account balances. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, rose to $138.4 million at March 31, 2005 from $128.9 million at the end of 2004, while savings balances averaged $143.7 million in the first three months of 2005 compared to $115.1 million in the first three months of 2004. This increase in average savings resulted primarily from the acquired deposits. Time deposits declined to $120.5 million at March 31, 2005 from $123.5 million at December 31, 2004, while average time deposits rose to $121.9 million for the first quarter of 2005 from $58.5 million for the similar 2004 quarter. The increase was due to the acquired deposits.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at March 31, 2005 and December 31, 2004. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

There were no short-term borrowings at the end of the first quarter, compared to $930,000 at December 31, 2004, while the related average balances were $334,000 for the first three months of 2005 compared to $864,000 for the first three months of 2004. The lower balances resulted from decreased repurchase agreement and note option account balances.

Long-term debt

Long-term debt was unchanged at March 31, 2005 from December 31, 2004, while the related average balance was $22.8 million for the first quarter of 2005 compared to $20.9 million for the same period in 2004.

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

During the first quarter, the Corporation issued $800,000 of noncumulative convertible preferred stock in a private offering. Proceeds have been retained at the holding company until they are needed by the subsidiary bank to sustain capital levels for deposit growth or other purposes.

At March 31, 2005, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 6.62%, 12.26% and 14.41%, respectively, while the Bank's ratios were 5.95%, 11.02% and 12.23%. Proceeds from the subordinated debt securities issued in March, 2004 have been retained at the parent company, but are available to be downstreamed to the Bank at any time to support deposit growth or for other purposes.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2005, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

Net interest income

On a fully taxable equivalent ("FTE") basis, net interest income rose $340,000, or 14% to $2,769,000 in the first quarter of 2005 from $2,429,000 in 2004, while the related net interest margin declined 91 basis points, to 3.38% from 4.27%. Higher levels of earning assets, which averaged $328.7 million in the first quarter of 2005 compared to $227.3 million in the first quarter of 2004, was the primary contributor to the higher net interest income. The increased assets resulted from the aforementioned deposit acquisition. Interest margin compression, resulting from a flattening yield curve, where short-term rates have risen faster than long-term rates, contributed to the lower margin, along with a more conservative investment strategy and the necessity of maintaining the proceeds of the acquired deposits in relatively short-term assets.

Interest income on a FTE basis increased $1,015,000, or 31.7% in the first quarter of 2005 primarily due to the aforementioned increase in earning assets. The yield on interest earning assets fell 34 basis points, from 5.66% to 5.32%. The increase in earning assets occurred primarily in the investment portfolio.

Interest income from Federal funds sold rose by 432.4%, due to higher volume, which averaged to $32.5 million in the first quarter of 2005 compared to $16.4 million in the first quarter of 2004, and a higher federal funds rate. The federal funds target rate was raised 175 basis points by the Federal Reserve Bank since the first quarter of 2004. The related yield increased from 92 basis points to 2.46%.

Interest income on taxable investment securities rose $509,000 in 2005 due to higher volume resulting from the investment of the acquired deposit proceeds. The taxable investment portfolio averaged $121.9 million in 2005 compared to $70.1 million in 2004 with most of the increase occurring in mortgage-backed agency securities. Tax-exempt income was 78.1% higher due to increased volume as the tax-exempt portfolio averaged $15.4 million in 2005 compared to $8.3 million in 2004.

Interest income on loans rose 18.7% due primarily to higher loan volume. The most significant change occurred in the commercial real estate portfolio.

Interest expense rose 83.9% in 2005, as the average rate paid on interest bearing liabilities rose by 44 basis points, from 1.46% to 1.90%. Most of this increase was due to the higher money market and time deposit levels that resulted from the deposit acquisition.

Interest expense on money market accounts increased to $406,000 for the first quarter of 2005 from $131,000 for the first quarter of 2004 due to the deposit acquisition and an increase in the average rate paid, which rose to 2.11% from 1.10%.

Interest expense on Super NOW deposits increased by 13% in the 2005 first quarter compared to a year earlier due to a higher average rate paid in 2005.

Interest expense on time deposits rose 100% for the first quarter of 2005 compared to a year earlier due primarily to the deposit acquisition.

Other operating income

Other operating income, including the results of investment securities transactions, rose by $73,000 in the first quarter of 2005 compared to the similar 2004 period, due primarily to higher loan syndication and letter of credit fees along with an increase in income from an unconsolidated leasing company in which the Bank owns a minority interest.

Other operating expenses

Other operating expenses increased $107,000, or 4.9 % in the first quarter of 2005 to $2,303,000 from $2,196,000 in the first quarter of 2004, with the increase attributable primarily to higher legal, marketing, data processing and merchant card processing expenses, offset in part by lower audit fees.

Income tax expense

Income tax expense increased in the first quarter of 2005 from the similar 2004 period due to higher levels of taxable income. Income tax expense as a percentage of pretax income declined in the first quarter of 2005 to 30.5% compared to 31.6% for the first quarter of 2004 due to higher tax-exempt income.

Provision for loan losses

The provision decreased to $40,000 in the first quarter of 2005 from $126,000 in the comparable 2004 period due to higher loan charge-offs in the 2004 first quarter than in the first quarter of 2005, when there were no charge-offs.

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

The major contribution during the first quarter of 2005 from operating activities to the Corporation's liquidity came from net income. Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from an increase in deposits, while there were no significant uses of funds.

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

Based on the results of the most recent interest simulation model, the Corporation is interest rate sensitive in either a rates-up or rates-down environment. If interest rates rose 300 basis points from current rates in an immediate and parallel shock, net income would decrease 13.5%; if rates decreased 300 basis points, net income would decline by 56.8%.

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

During 2003, the Bank incurred a credit card fraud loss of $295,000. A recovery of $228,000 was received in April, 2005 from its fidelity insurance carrier.

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

      (10)(l) Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank (incorporated by reference to Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

      (10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N. A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated by reference to Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

      (10)(n) Amended and Restated Declaration of Trust of City National Bancshares Corporation, dated March 17, 2004 (incorporated by reference to Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

      (11) Statement regarding computation of per share earnings. The required information is included on page 6.

      (31.1)   Certification of Principal Executive Officer (302).

      (31.2)   Certification of Principal Financial Officer (302).

      (32)     Certification of periodic Report (906).

(b)   Reports of Form 8-K.

      Item 3.02, Unregistered Sales of Equity Securities, regarding the issuance of non-cumulative perpetual preferred stock and Item 5.03, Amendments to Articles of Incorporation or Bylaws. A copy of this supplement financial information was forwarded as an Exhibit to this Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      CITY NATIONAL BANCSHARES CORPORATION
      (Registrant)

      May 12, 2005          /s/ Edward R. Wright
                            -------------------------------------
                            Edward R. Wright
                            Senior Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)