Form 10-Q
period 2005-06-30
CITY NATIONAL BANCSHARES CORP
filed 2005-08-15
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

Yes   X   No
    -----    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes       No   X
    -----    -----

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 18, 2005 was approximately $4,911,540.

There were 133,716 shares of common stock outstanding at July 18, 2005.

                                      Index

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of June 30, 2005 (Unaudited) and
             December 31, 2004...........................................     3

          Consolidated Statement of Income (Unaudited) for the Six Months
             Ended June 30, 2005 and 2004................................     4

          Consolidated Statement of Cash Flows (Unaudited) for the Six
             Months Ended June 30, 2005 and 2004.........................     5

          Notes to Consolidated Financial Statements (Unaudited).........     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations ......................................     7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    13

Item 4.   Controls and Procedures........................................    14

PART II. OTHER INFORMATION...............................................    14

Item 1.   Legal proceedings..............................................    14

Item 4.   Submission of matters to a vote of security holders............    15

Item 6.   Exhibits and Reports on Form 8-K...............................    16

Signatures ..............................................................    17

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                       June 30,   December 31,
Dollars in thousands, except per share data                              2005         2004
-------------------------------------------                            --------   ------------
ASSETS

Cash and due from banks                                                $  7,638     $  4,717
Federal funds sold                                                           --        7,000
Interest bearing deposits with banks                                        870          861
Investment securities available for sale                                118,447      105,266
Investment securities held to maturity (Market value of $34,289
   at June 30, 2005 and $37,879 at December 31,2004)                     33,597       37,204
Loans                                                                   165,848      159,359
Less: Allowance for loan losses                                           2,275        2,200
                                                                       --------     --------
Net loans                                                               163,573      157,159
                                                                       --------     --------
Premises and equipment                                                    4,257        3,993
Accrued interest receivable                                               1,774        1,526
Bank-owned life insurance                                                 3,801        3,824
Other assets                                                              4,031        3,738
                                                                       --------     --------
TOTAL ASSETS                                                           $337,988     $325,288
                                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                              $ 38,594     $ 28,460
   Savings                                                              123,357      128,926
   Time                                                                 119,136      123,477
                                                                       --------     --------
Total deposits                                                          281,087      280,863
Accrued expenses and other liabilities                                    5,731        4,466
Short-term borrowings                                                    10,608          930
Long-term debt                                                           22,525       22,750
                                                                       --------     --------
Total liabilities                                                       319,951      309,009

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value: Authorized 100,000 shares;
      Series A, issued and outstanding 8 shares in 2005 and 2004            200          200
      Series C, issued and outstanding 108 shares in 2005 and 2004           27           27
      Series D, issued and outstanding 3,280 shares in 2005 and 2004        820          820
   Preferred stock, no par value, perpetual noncumulative:
      Authorized 200 shares; Series E, issued and
      outstanding 16 shares in 2005                                         800           --
   Common stock, par value $10: Authorized 400,000 shares;
      134,530 shares issued in 2005 and 2004
      133,716 shares outstanding in 2005 and 133,866 shares
      outstanding in 2004                                                 1,345        1,345
   Surplus                                                                1,114        1,113
   Retained earnings                                                     13,628       12,701
   Accumulated other comprehensive income (loss) net of tax                 146          106
   Treasury stock, at cost - 814 shares and 664 shares in
      2005 and 2004, respectively                                           (43)         (33)
                                                                       --------     --------
Total stockholders' equity                                               18,037       16,279
                                                                       --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $337,988     $325,288
                                                                       ========     ========

See accompanying notes to consolidated financial statements.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA              2005       2004       2005       2004
-------------------------------------------            --------   --------   --------   --------
INTEREST INCOME
Interest and fees on loans                             $  2,658   $  2,168   $  5,161   $  4,277
Interest on Federal funds sold and securities
   purchased under agreements to resell                     153         37        350         75
Interest on deposits with banks                               6        113         11        240
Interest and dividends on investment securities:
   Taxable                                                1,436        974      2,781      1,810
   Tax-exempt                                               166         99        337        195
                                                       --------   --------   --------   --------
Total interest income                                     4,419      3,390      8,640      6,597
                                                       --------   --------   --------   --------

INTEREST EXPENSE
Interest on deposits                                      1,329        678      2,574      1,271
Interest on short-term borrowings                             9          1         11          3
Interest on long-term debt                                  305        278        599        521
                                                       --------   --------   --------   --------
Total interest expense                                    1,643        957      3,184      1,795
                                                       --------   --------   --------   --------
Net interest income                                       2,776      2,433      5,456      4,802
Provision for loan losses                                    37         42         77        168
                                                       --------   --------   --------   --------
Net interest income after provision for loan losses       2,739      2,391      5,379      4,634
                                                       --------   --------   --------   --------

OTHER OPERATING INCOME
Service charges on deposit accounts                         282        312        574        603
Agency fees on commercial loans                              84        121        188        185
Other income                                                223        230        450        448
Net (losses) gains on sales of investment securities        (54)         9        (27)        13
                                                       --------   --------   --------   --------
Total other operating income                                535        672      1,185      1,249
                                                       --------   --------   --------   --------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                      1,307      1,232      2,548      2,443
Occupancy expense                                           194        175        388        376
Equipment expense                                           136        114        270        231
Data processing expense                                      84         61        165        122
Other expenses                                              547        592      1,200      1,198
                                                       --------   --------   --------   --------
Total other operating expenses                            2,268      2,174      4,571      4,370
                                                       --------   --------   --------   --------
Income before income tax expense                          1,006        890      1,993      1,513
Income tax expense                                          295        268        596        465
                                                       ========   ========   ========   ========
NET INCOME                                                  711        622      1,397      1,048
                                                       ========   ========   ========   ========

NET INCOME PER COMMON SHARE
Basic                                                  $   5.19   $   4.60   $  10.70   $   7.72
Diluted                                                    5.19       4.60      10.70       7.72
                                                       ========   ========   ========   ========
Basic average common shares outstanding                 133,795    131,250    133,665    131,295
Diluted average common shares outstanding               133,795    131,250    133,665    131,295
                                                       ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
IN THOUSANDS                                                    2005        2004
------------                                                  --------   ---------
OPERATING ACTIVITIES
Net income                                                    $  1,397   $   1,048
Adjustments to reconcile net income to net cash from
   operating activities:
   Depreciation and amortization                                   228         208
   Provision for loan losses                                        77         168
   Premium amortization on investment securities                    15          52
   Net gains (losses) on sales and early redemptions of
      investment securities                                         27         (13)
   Gains on loans held for sale                                     (6)        (20)
Loans originated for sale                                          (56)     (2,787)
Proceeds from sales and principal payments from loans held
   for sale                                                         62       2,437
Increase in accrued interest receivable                           (248)       (134)
Deferred taxes                                                      23         (23)
Net decrease (increase) in bank-owned life insurance                23         (89)
(Increase) decrease in other assets                               (339)        215
Increase in accrued expenses and other liabilities               1,265       1,726
                                                              --------   ---------
Net cash provided by operating activities                        2,468       2,788
                                                              --------   ---------

INVESTING ACTIVITIES
Increase in loans, net                                          (6,491)     (5,000)
(Increase) decrease in interest bearing deposits with banks         (9)      3,453
Proceeds from maturities of investment securities available
   for sale, including sales, principal payments and early
   redemptions                                                  54,329      31,165
Proceeds from maturities of investment securities held to
   maturity, including sales, principal payments and early
   redemptions                                                   6,619       7,961
Purchases of investment securities available for sale          (67,502)   (109,068)
Purchases of investment securities held to maturity             (2,999)     (9,694)
Purchases of premises and equipment                               (492)       (163)
Decrease in other real estate owned, net                            --         290
                                                              --------   ---------
Net cash used in investing activities                          (16,545)    (81,056)
                                                              --------   ---------

FINANCING ACTIVITIES
Purchase of deposits                                                --      80,704
Increase in deposits                                               224      17,719
Increase in short-term borrowings                                9,678          10
Decrease (increase) in long-term debt                             (225)      3,720
Issuance of common stock                                            10          87
Issuance of preferred stock                                        800          --
Purchases of treasury stock                                        (19)        (14)
Dividends paid on preferred stock                                  (67)        (67)
Dividends paid on common stock                                    (403)       (362)
                                                              --------   ---------
Net cash provided by financing activities                        9,998     101,797
                                                              --------   ---------
Net decrease cash and cash equivalents                          (4,079)     23,529

Cash and cash equivalents at beginning of period                11,717      11,864
                                                              --------   ---------
Cash and cash equivalents at end of period                    $  7,638   $  35,393
                                                              --------   ---------

CASH PAID DURING THE YEAR
Interest                                                      $  2,639   $   1,813
Income taxes                                                       248         659

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

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2004 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

3. Net income per common share

The following table presents the computation of net income per common share.

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -------------------   -------------------
In thousands, except per share data     2005       2004       2005        2004
-----------------------------------   --------   --------   --------   --------
Net income                            $    711   $    622   $  1,397   $  1,048
Dividends paid on preferred stock          (30)       (17)       (49)       (33)
                                      --------   --------   --------   --------
Net income applicable to basic
   common shares                      $    681   $    605   $  1,348   $  1,015
                                      ========   ========   ========   ========
NUMBER OF AVERAGE COMMON SHARES
Basic                                  133,795    131,250    133,665    131,295
                                      --------   --------   --------   --------
Diluted                                133,795    131,250    133,665    131,295
                                      ========   ========   ========   ========
NET INCOME PER COMMON SHARE
Basic                                 $   5.09   $   4.60   $  10.08   $   7.72
Diluted                                   5.09       4.60      10.08       7.72

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. In determining net income per common share, the Corporation's annual preferred stock dividend payments have been prorated on a quarterly basis to more accurately reflect net income per share.

4. Reclassifications

Certain reclassifications have been made to the 2004 consolidated financial statements in order to conform with the 2005 presentation.

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

Since the beginning of 2005, the Federal Reserve Bank has raised the target federal funds interest rate from 2.25% to 3%. Concurrently, the spread between the three-month U.S. Treasury bill rate and the 10-year U.S. Treasury bond rate has narrowed from 201 basis points at the end of 2004 to 79 basis points at the end of June, 2005. These changes in rates have caused the yield curve to flatten during the first half of 2005 and has led to interest rate compression throughout the banking industry, leading to generally lower interest rate margins.

While interest rates earned on the Corporation's earning assets have risen due largely to an increase in the Bank's prime rate from 5.25% at December 31, 2004 to 6% at June 30, 2005, the rates paid on interest-bearing liabilities have increased as well.

During the first quarter of 2005, the Corporation issued $800,000 of noncumulative convertible preferred stock in a private offering. Proceeds have been retained at the holding company until they are needed by the subsidiary bank for deposit growth or other purposes.

RESULTS OF OPERATIONS

Net income rose 14.3% to $711,000 for the second quarter of 2005 from $622,000 for the same 2004 quarter. Related earnings per share on a diluted basis were $5.09 and $4.60. Net income increased to $1,397,000 for the first half of 2005 from $1,048,000 for the similar 2004 period. Related earnings per share on a diluted basis rose to $10.08 from $7.72. Higher net interest income was the primary reason for the earnings improvement in both periods. First half 2005 ROE ("return on average common equity") and ROA ("return on average assets") were 17.70% and .81%, respectively compared to 15.15% and .81% in 2004.

Both the second quarter and first half of 2005 and 2004 included the accretion of deferred income into interest income as an earnings enhancement. This income was received as an award from the U.S. Treasury Community Development Financial Institution ("CDFI") Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates and extending credit at below-market rates in low-income areas. The amount of accretion income recorded as earnings is summarized as follows:

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------   ----------------
(Dollars in thousands)                   2005   2004         2005   2004
----------------------                   ----   ----         ----   ----
Accretion income recorded as:
   Interest on deposits with banks        $ 1   $ 98          $ 3   $196
   Interest on loans with banks            27    136           54    273
                                          ---   ----          ---   ----
Total                                     $28   $234          $57   $469
                                          ===   ====          ===   ====

FINANCIAL CONDITION

At June 30, 2005, total assets rose to $338 million from $325.3 million at the end of 2004, while total deposits were relatively unchanged. Higher short-term borrowings were primarily responsible for this growth. Average assets also rose during the first half of 2005, increasing $87.9 million, or 34% to $346.3 million from $258.4 million a year earlier. This increase was due primarily to the acquisition in June, 2004 of $80.7 million in money market and time deposits from two financial institutions, along with the receipt of $20 million in time deposits from New York State under their Banking Development District Program.

Federal funds sold

There were no federal funds sold at June 30, 2005 compared to $7 million at the end of 2004, while the related average balance rose to $26.8 million for the first six months of 2005 from $16.2 million for the first six months of 2004. The decline at the end of the first half of June, 2005 resulted from a decrease in short-term municipal deposit balances. The increase in average balances occurred due to higher levels of such balances during most of the second quarter.

Investments

The investment securities available for sale ("AFS") portfolio rose to $118.4 million at June 30, 2005 from $105.3 million at the end of 2004, while the net related unrealized loss, net of tax, increased to $23,000 from a gain of $106,000 at the end of 2004. Investments held to maturity ("HTM") decreased to $33.6 million at June 30, 2005 from $37.2 million at the end of 2004.

Most of the increase in the available for sale ("AFS") portfolio consisted of mortgage-backed securities ("MBS"), as the Corporation continued to mitigate its interest rate risk by acquiring securities with relatively short average lives, and cash flow, which will allow reinvestment of proceeds into higher yielding investments as rates rise. At June 30, 2005, the Corporation held mortgage-backed securities with a carrying value totalling $94.1 million, represented 61.9% of the total investment portfolio. These investments carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions. However, management has continued to take steps to mitigate the interest rate risk through the shortening of the maturity of the available for sale portfolio.

Loans

Loans rose to $165.9 million at June 30, 2005 from $159.4 million December 31, 2004, while average loans increased 19.5%, to $159.8 million for the first six months of 2005 from $133.7 million in the first six months of 2004. Most of the increase occurred in the commercial real estate portfolio.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------   ----------------
(Dollars in thousands)                  2005     2004       2005     2004
----------------------                 ------   ------     ------   ------
Balance at beginning of period         $2,250   $2,100     $2,200   $2,200
Provision for loan losses                  37       42         77      168
Recoveries of previous charge-offs          1       14         11       22
                                       ------   ------     ------   ------
                                        2,288    2,156      2,288    2,390
Less: Charge-offs                          13        6         13      240
                                       ------   ------     ------   ------
Balance at end of period               $2,275   $2,150     $2,275   $2,150
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

                                                June 30,   December 31,   June 30,
(Dollars in thousands)                            2005         2004         2004
----------------------                          --------   ------------   --------
Allowance for loan losses as a percentage of:
Total loans                                        1.37%        1.38%        1.57%
Total nonperforming loans                        147.44%      181.38%      146.06%
Total nonperforming assets
   (nonperforming loans and OREO)                147.44%      181.38%      146.06%
Net charge-offs as a percentage of average
   loans (year-to-date)                              --%         .15%         .16%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans past due 90 days or more and accruing.

                                June 30,   December 31,   June 30,
(Dollars in thousands)            2005         2004         2004
----------------------          --------   ------------   --------
Nonaccrual loans
Commercial                       $  400       $  146       $   81
Installment                          72           82          125
Real estate                         739          763          653
                                 ------       ------       ------
Total                             1,211          991          859
                                 ------       ------       ------

Loans past due 90 days
   or more and still accruing
Commercial                           --           --           --
Installment                           5            4            4
Real estate                         327          218          609
                                 ------       ------       ------
Total                               332          222          613
                                 ------       ------       ------
Total nonperforming loans        $1,543       $1,213       $1,472
                                 ======       ======       ======

Nonperforming loans rose to $1,543,000 at June 30, 2005 from $1,213,000 at December 31, 2004 due primarily to an increase in nonaccrual commercial loans. There were no impairment charges on nonaccrual loans recorded for the quarters or first halfs ending June 30, 2005 or June 30, 2004.

Deposits

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2005 and December 31, 2004. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Total deposits were relatively unchanged at June 30, 2005 from $280.9 million at the end of 2004, while average deposits rose 37.8%, to $300.6 million for the first six months of 2005 from $218.1 million for the first six months of 2004. This increase was due primarily to the aforementioned deposit acquisition and the New York State Banking Development District deposits.

Total demand deposits rose from $28.5 million at December 31, 2004 to $38.6 million at June 30, 2005, while average demand deposits for the first six months of 2005 increased to $36.3 million from $33.2 million for the first six months of 2004. The growth in demand deposits resulted from higher municipal account balances. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, declined to $123.4 million at June 30, 2005 from $128.9 million at the end of 2004, while savings balances averaged $143.8 million in the first six months of 2005 compared to $118.2 million in the first six months of 2004. This increase in average savings resulted primarily from the acquired deposits.

Money market deposits totalled $59.8 million at June 30, 2005 compared to $72.4 million at the end of 2004 and averaged $72.9 million for the first six months of 2005 compared to $50.6 million in the same period of 2004, an increase of 44.1%. The decrease in the actual balance resulted from lower municipal account balances, while the higher average was due to the deposit acquisition. Super Now accounts totalled $29 million at June 30, 2005 compared to $22.9 million at the end of 2004, and averaged $35.9 million for the first half of 2005 compared to $33.4 million in the first half of 2004. The changes were due to changes in municipal deposit balances.

Passbook and statement savings accounts totalled $34.5 million at June 30, 2005, compared to $33.6 million at December 31, 2004 and averaged $35.1 million for the first six months of 2005, up slightly from $34.2 million for the same period in 2004.

Time deposits declined to $119.1 million at June 30, 2005 from $123.5 million at December 31, 2004, while average time deposits rose to $120.5 million for the first quarter of 2005 from $66.7 million for the similar 2004 period. The increase was due to the acquired deposits.

Shotr-term borrowings

Short-term borrowings totalled $10.6 million at the end of the second quarter compared to $930,000 at December 31, 2004, while the related average balances were $821,000 for the first six months of 2005 compared to $917,000 for the first six months of 2004. The higher actual balance resulted primarily from an increase in federal funds purchased to $6.4 million compared to none at December 31, 2004. The lower average balance resulted from decreased repurchase agreement and note option account balances.

Long-term debt

Long-term debt was unchanged at June 30, 2005 from December 31, 2004, while the related average balance was $22.7 million for the first half of 2005 compared to $21.5 million for the same period in 2004.

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

During the first quarter of 2005, the Corporation issued $800,000 of noncumulative convertible preferred stock in a private offering. Proceeds have been retained at the holding company until they are needed by the subsidiary bank to sustain capital levels for deposit growth or other purposes.

At June 30, 2005, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 6.72%, 12.25% and 14.32%, respectively, while the Bank's ratios were 5.90%, 10.75% and 11.95%. Proceeds from the subordinated debt securities issued in March, 2004 have been retained at the parent company, but are available to be downstreamed to the Bank at any time to support deposit growth or for other purposes.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2005, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

RESULTS OF OPERATIONS

Net interest income

In the second quarter of 2005, net interest income on a fully tax equivalent ("FTE") basis rose 17.7%, to $2,859,000 from $2,472,000 for the same 2004 period, while the net interest margin declined to 3.46% from 3.78%. The second quarter of 2005 included the accretion of deferred discount on the acquired deposits totalling $28,000 into interest income from loans and interest bearing deposits with banks compared to $234,000 in the same quarter of 2004.

For the first half of 2005, net interest income on a FTE basis rose to $5,628,000 from $4,902,000 for the same 2004 period, while the related net interest margin declined to 3.42% from 4.05%. Accretion of deferred income into interest income decreased to $234,000 from $469,000. Excluding the accretion income, net interest margin would have been 3.40% in 2005 compared to 3.68% in 2004.

Higher levels of earning assets were the primary contributors to the higher net interest income in both periods. The increased assets resulted from the aforementioned deposit acquisition. Interest margin compression, resulting from a flattening yield curve, where short-term rates have risen faster than long-term rates, contributed to the lower margin, along with a more conservative investment strategy with respect to interest rate risk and the necessity of maintaining the proceeds of the acquired deposits in relatively shorter-term assets.

Interest income on a tax equivalent basis rose 31.6% in the first half of 2005 compared to the first half of 2004 due to a 57.5% increase in average interest earning assets, to $328.4 million in 2005 from $208.5 million in 2004. Offsetting in part, the higher earnings resulting from the increased asset levels was a reduction of seventeen basis points in the average rate earned on these assets, from 5.54% in 2004 to 5.37% in 2005. The decrease in the average rate earned was affected largely by the reduction in discount accretion.

For the first half of 2005, the cost to fund interest earning assets rose forty-five basis points, from 1.49% to 1.94%. This resulted from increases in the average rates paid for all interest bearing liabilities.

Interest income from Federal funds sold rose to $350,000 due to an increase in the related yield from 93 basis points to 2.61% and an increase in the average balance to $26.8 million from $16.2 million in 2004.

Interest income on deposits with other banks declined in the first half of 2005 compared with a year earlier due to the maturity in 2004 of $3.5 million of deposits issued under the U.S. Treasury CDFI Fund Bank Enterprise Award program.

Interest income on taxable investment securities rose 53.5% in the 2005 first half compared to the 2004 first half due to higher volume, resulting from the investment of the deposit proceeds. The taxable investment portfolio averaged $125.6 million in 2005 compared to $80.6 million in 2004 with most of the increase occurring in shorter-term mortgaged-backed agency securities. Tax-exempt income was 44.7% higher due to higher volume as the tax-exempt portfolio average increased from $8.3 million in 2004 to $15.3 million in 2005.

Interest income on loans rose 20.7% in the first half of 2005 compared to the first half of 2004 due to higher loan volume as well as due to the higher interest rate environment. The most significant change occurred in the mortgage portfolio, which averaged $136.4 million in the first half of 2005, compared to $113.3 million a year earlier, an increase of 20.4%. Average total loans rose 19.5%, to $159.8 million in 2005 compared to $133.7 million a year earlier. The most significant change occurred in the commercial real estate portfolio.

Other operating income

Other operating income, including the results of investment securities transactions, decreased by 20.4% to $535,000 in the second quarter of 2005 compared to $672,000 for the similar 2004 period, while such income decreased by 5.1% to $1,185,000 for the six months ended June 30, 2005 compared to $1,249,000 for the 2004 first half. The decline in service charges on deposit accounts resulted primarily from lower overdraft fee income.

Net losses on sales of investment securities rose in both the second quarter and first half of 2005 compared to the similar 2004 periods due primarily to investment swaps used to mitigate interest rate risk.

Other operating expenses

Other operating expenses rose 4.3% in the second quarter of 2005 to $2,268,000 from $2,174,000 in the second quarter of 2004, with the increase attributable primarily to increases in legal fees, management consulting fees, marketing expense, data processing costs, merchant card charges and grand opening expenses associated the opening of the new branch office. These increases were in part offset by a $217,000 insurance recovery of a credit card fraud loss incurred during 2003. First half 2005 other operating expenses rose 4.6% to $4,571,000 from $4,370,000 a year earlier primarily due to higher legal fees, data processing costs, merchant card charges and grand opening expenses, offset in part by the aforementioned recovery.

Income tax expense

Income tax expense as a percentage of pretax income was 29.3% in the second quarter of 2005 compared to 30.1% in the first quarter of 2004. For the first half of 2005, the percentage was 29.9% compared to 30.7% a year earlier.

Provision for loan losses

The provision decreased in the second quarter of 2005 to $37,000 from $42,000 for the similar quarter in 2004, while the provision decreased to $77,000 in the first half of 2004 from $168,000 in the comparable 2004 period. Both reductions were due to lower loan charge-offs.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the holding company utilizes the capital markets when necessary, having raised $800,000 through the issuance of preferred stock during the first quarter of 2005.

The major contribution during the first half of 2005 from operating activities to the Corporation's liquidity came from net income. Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from an increase in short-term borrowings, while there were no significant uses of funds.

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

The Corporation has continued efforts to become more asset sensitive during 2005 in anticipation of continued increasing interest rates. Based on the results of the most recent interest simulation model, if interest rates decreased 200 basis points from current rates in an immediate and parallel shock, net income would decrease 30.8%. If rates rose 200 basis points, net income would decrease by 12.6%.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 29, 2005. The stockholders voted upon the election of three directors, named in the proxy statement, to serve as directors of the Corporation for three years. The directors were elected at the Annual Meeting with 55,266 votes "for" and 697 votes "withheld" for Douglas Anderson, 55,821 votes "for" and 142 votes "withheld" for Eugene Giscombe and 55,851 votes "for" and 112 "withheld" for Louis Prezeau. Each director's term was continued after the Annual Meeting.

Stockholders also voted upon the ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2005. Stockholders voted 57,872 shares "for" the proposal, and 580 votes "against".

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

(31.1)    Certification of Principal Executive Officer (302).

(31.2)    Certification of Principal Financial Officer (302).

(32)      Certification of periodic Report (906).

Item 3.02, Unregistered Sales of Equity Securities, regarding the issuance of non-cumulative perpetual preferred stock and Item 5.03, Amendments to Articles of Incorporation or Bylaws. A copy of this supplemental financial information was forwarded as an Exhibit to this Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION
(Registrant)


July 18, 2005                          /s/ Edward R. Wright
                                       -----------------------------------------
                                       (Signature)
                                       Edward R. Wright
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)