Form 10-Q
period 2005-09-30
CITY NATIONAL BANCSHARES CORP
filed 2005-11-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

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

Yes                    No    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No    X

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 25, 2005 was approximately $4,889,000.

There were 133,550 shares of common stock outstanding at October 25, 2005.

Index                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2005 (Unaudited)
         and December 31, 2004.................................................3

         Consolidated Statement of Income (Unaudited) for the Nine Months
         Ended September 30, 2005 and 2004 and for the Three Months Ended
         September 30, 2005 and 2004...........................................4

         Consolidated Statement of Cash Flows (Unaudited) for the Nine
         Months Ended September 30, 2005 and 2004..............................5

         Notes to Consolidated Financial Statements (Unaudited)................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........13

Item 4  Controls and Procedures...............................................15

PART II. OTHER INFORMATION....................................................15

Item 1. Legal proceedings.....................................................15

Item 6. Exhibits and Reports on Form 8-K......................................15

Signatures ...................................................................17

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheet
(Unaudited)

                                                                           September 30, December 31,
Dollars in thousands, except per share data                                    2005         2004
-----------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                     $   4,559    $   4,717
Federal funds sold                                                             36,300        7,000
Interest bearing deposits with banks                                              843          861
Investment securities available for sale                                      108,643      105,266
Investment securities held to maturity (Market value of $32,332
   at September 30, 2005 and $37,879 at December 31,2004)                      32,046       37,204
Loans                                                                         172,766      159,359
Less: Allowance for loan losses                                                 2,300        2,200
-----------------------------------------------------------------------------------------------------
Net loans                                                                     170,466      157,159
-----------------------------------------------------------------------------------------------------
Premises and equipment                                                          4,371        3,993
Accrued interest receivable                                                     1,627        1,526
Bank-owned life insurance                                                       3,831        3,824
Other assets                                                                    4,644        3,738
-----------------------------------------------------------------------------------------------------
Total assets                                                                $ 367,330    $ 325,288
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                   $  34,829    $  28,460
   Savings                                                                    158,745      128,926
   Time                                                                       119,994      123,477
-----------------------------------------------------------------------------------------------------
Total deposits                                                                313,568      280,863
Accrued expenses and other liabilities                                          5,956        4,466
Short-term borrowings                                                             300          930
Long-term debt                                                                 22,425       22,750
-----------------------------------------------------------------------------------------------------
Total liabilities                                                             342,249      309,009
Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value: Authorized 100,000 shares;
       Series A, issued and outstanding 8 shares in 2005 and 2004                 200          200
       Series C , issued and outstanding 108 shares in 2005 and 2004               27           27
       Series D, issued and outstanding 3,280 shares in 2005 and 2004             820          820
   Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
       Series E, issued and outstanding 27 shares in 2005                       1,350           --
   Preferred stock, no par value, perpetual noncumulative: Authorized 1 share;
       Series F, issued and outstanding 1 share in 2005                         6,790           --
   Common stock, par value $10: Authorized 400,000 shares;
       134,530 shares issued in 2005 and 2004
       133,550 shares outstanding in 2005 and 133,866 shares outstanding        1,345        1,345
       in 2004
   Surplus                                                                      1,114        1,113
   Retained earnings                                                           14,180       12,701
   Accumulated other comprehensive income (loss) net of tax                      (692)         106
   Treasury stock, at cost - 980 shares and 664 shares in 2005 and 2004,          (53)         (33)
       respectively
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     25,081       16,279
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                  $ 367,330    $ 325,288
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Statement of Income (Unaudited)

                                                        Three months ended       Nine months ended
                                                            September 30,           September 30,
                                                       ---------------------   ------------------------
Dollars in thousands, except per share data               2005        2004        2005         2004
-------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans                             $   2,801   $   2,171   $   7,962    $   6,447
Interest on Federal funds sold and securities
   purchased under agreements to resell                       88         113         438          188
Interest on deposits with banks                                7           3          18          243
Interest and dividends on investment securities:
   Taxable                                                 1,444       1,344       4,225        3,154
   Tax-exempt                                                167         119         504          314
-------------------------------------------------------------------------------------------------------
Total interest income                                      4,507       3,750      13,147       10,346
-------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                       1,475       1,182       4,049        2,453
Interest on short-term borrowings                             69           1          80            4
Interest on long-term debt                                   312         284         911          805
-------------------------------------------------------------------------------------------------------
Total interest expense                                     1,856       1,467       5,040        3,262
-------------------------------------------------------------------------------------------------------
Net interest income                                        2,651       2,283       8,107        7,084
Provision for loan losses                                     15          27          92          195
-------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                         2,636       2,256       8,015        6,889
-------------------------------------------------------------------------------------------------------
Other operating Income
Service charges on deposit accounts                          288         320         862          923
Agency fees on commercial loans                               88         102         276          288
Other income                                                 211         274         661          722
Net gains (losses) on sales of investment securities           4           2         (23)          15
-------------------------------------------------------------------------------------------------------
Total other operating income                                 591         698       1,776        1,948
-------------------------------------------------------------------------------------------------------
Other operating expenses
Salaries and other employee benefits                       1,349       1,208       3,897        3,651
Occupancy expense                                            228         204         616          580
Equipment expense                                            148         123         418          354
Data processing expense                                       70          81         235          203
Other expenses                                               684         660       1,884        1,858
-------------------------------------------------------------------------------------------------------
Total other operating expenses                             2,479       2,276       7,050        6,646
-------------------------------------------------------------------------------------------------------
Income before income tax expense                             748         678       2,741        2,191
Income tax expense                                           197         185         793          650
-------------------------------------------------------------------------------------------------------
Net income                                             $     551   $     493   $   1,948    $   1,541
-------------------------------------------------------------------------------------------------------
Net income per common share
Basic                                                  $    3.85   $    3.56   $   13.94    $   11.28
Diluted                                                     3.85        3.56       13.94        11.28
-------------------------------------------------------------------------------------------------------
Basic average common shares outstanding                  133,609     133,986     133,646      132,202
Diluted average common shares outstanding                133,609     133,986     133,646      132,202
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

                                                                           Nine Months Ended
Consolidated Statement of Cash Flows (Unaudited)                              September 30,
                                                                       ------------------------
In thousands                                                              2005         2004
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                             $   1,948    $   1,541
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                              346          313
  Provision for loan losses                                                   92          195
  Premium amortization (discount accretion) on investment securities          66          (58)
  Net losses (gains) on sales and early redemptions of investment             23          (15)
  securities
  Gains on loans held for sale                                               (10)         (32)
Loans originated for sale                                                   (795)      (4,613)
Proceeds from sales and principal payments from loans held for sale          805        4,321
Increase in accrued interest receivable                                     (101)        (166)
Deferred income taxes                                                       (514)          97
Net increase in bank-owned life insurance                                     (7)        (133)
(Increase) decrease in other assets                                          124           89
Increase in accrued expenses and other liabilities                         1,490        1,820
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  3,467        3,359
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Increase in loans, net                                                   (13,399)     (21,644)
Decrease in interest bearing deposits with banks                              18        3,365
Proceeds from maturities of investment securities available for sale,
   including sales, principal payments and early redemptions              68,963      158,260
Proceeds from maturities of investment securities held to maturity,
   including sales, principal payments and early redemptions               8,178        8,493
Purchases of investment securities available for sale                    (73,762)    (235,229)
Purchases of investment securities held to maturity                       (2,999)     (11,990)
Purchases of premises and equipment                                         (724)        (259)
Decrease in other real estate owned, net                                      --          290
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (13,725)     (98,714)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Purchase of deposits                                                          --       80,704
Increase in deposits                                                      32,705       26,027
Decrease in short-term borrowings                                           (630)        (860)
(Decrease) increase in long-term debt                                       (325)       3,620
Issuance of common stock                                                      10          168
Issuance of preferred stock                                                8,140           --
Purchases of treasury stock                                                  (30)         (25)
Dividends paid on preferred stock                                            (67)         (67)
Dividends paid on common stock                                              (403)        (361)
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 39,400      109,206
-----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 29,142       13,851
Cash and cash equivalents at beginning of period                          11,717       11,864
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  40,859    $  25,715
-----------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR
Interest                                                               $   4,200    $   2,619
Income taxes                                                                 413          839

NON-CASH INVESTING ACTIVITIES
Transfer of loans held for sale to loans                                      --          151

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

3. Net income per common share

The following table presents the computation of net income per common share.

                                       Three Months Ended         Nine Months Ended
                                           September 30,            September 30,
In thousands, except per share data      2005         2004        2005         2004
========================================================================================
Net income                            $     551    $     493   $   1,948    $   1,541
Dividends on preferred stock                (33)         (17)        (67)         (50)
----------------------------------------------------------------------------------------
Net income applicable to basic
  common shares                       $     518    $     476   $   1,881    $   1,491
========================================================================================
NUMBER OF AVERAGE COMMON SHARES
Basic                                   133,609      133,986     133,646      132,202
Diluted:                                133,609      133,986     133,646      132,202
========================================================================================
NET INCOME PER COMMON SHARE
Basic                                 $    3.85    $    3.56       13.94    $   11.28
Diluted                                    3.85         3.56       13.94        11.28

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. In determining net income per common share, the Corporation's annual preferred stock dividend payments have been prorated on a quarterly basis to more accurately reflect net income per share.

4. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total comprehensive income
(loss) for the nine months ended September 30, 2005 and 2004 was $1,150,000 and $1,686,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized gains and losses on investment securities available for sale during the applicable period of time.

5. Reclassifications

Certain reclassifications have been made to the 2004 consolidated financial statements in order to conform with the 2005 presentation.

6. Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error
Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3." (SFAS No. 154), which requires a corporation to apply voluntary changes in accounting principles retrospectively wherever it is practicable. The retrospective application requirement replaces the requirement in APB 20 to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net income during the period the change occurred. Retrospective application will be the required transition period for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guide. SFAS No. 154 is effective for accounting periods starting in the fiscal year beginning after December 15, 2005.

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

EXECUTIVE SUMMARY

The primary source of the Corporation's income comes from net interest income, which represents the excess of interest earned on interest earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation's interest earning assets is its loan portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk.

Since the beginning of 2005 through the end of the 2005 third quarter, the Federal Reserve Bank has raised the target federal funds interest rate from 2.25% to 3.75%. Concurrently, the spread between the three-month U.S. Treasury bill rate and the 10-year U.S. Treasury bond rate has narrowed from 201 basis points at the end of 2004 to 16 basis points at the end of September 2005. These changes in rates have caused the yield curve to flatten during the first three quarters of 2005 and has led to interest rate compression throughout the banking industry, leading to generally lower interest rate margins.

While interest rates earned on the Corporation's earning assets have risen due largely to an increase in the Bank's prime rate from 5.25% at December 31, 2004 to 6.75% at September 30, 2005, the rates paid on interest-bearing liabilities have increased as well.

During the first nine months of 2005, the Corporation issued $1.4 million of noncumulative convertible preferred stock in a private offering. The Corporation also issued an additional $6.8 million of noncumulative preferred stock, net of underwriting fees. Proceeds from both transactions have been retained at the holding company until they are needed by the subsidiary bank for deposit growth or other purposes.

RESULTS OF OPERATIONS

Net income rose 11.8% to $551,000 for the third quarter of 2005 from $493,000 for the same 2004 quarter. Related earnings per share on a diluted basis were $3.85 and $3.56. Net income increased 26.4% to $1,948,000 for the first three quarters of 2005 from $1,541,000 for the similar 2004 period. Related earnings per share on a diluted basis rose to $13.94 from $11.28. Higher net interest income was the primary reason for the earnings improvement in both periods. Third quarter 2005 ROE ("return on average common equity") and ROA ("return on average assets") were 13.60% and .64%, respectively compared to 14.01% and .58% in 2004. Comparable year-to-date ROE and ROA for 2005 compared to 2004 were 15.92% and .75% and 14.76% and .72%, respectively. The Corporation expects to experience dilution in both earnings per share and ROE until the newly raised capital can be leveraged.

Both the third quarter and first three quarters of 2005 and 2004 include the accretion of deferred income into interest income as an earnings enhancement. This income was received from the U.S. Treasury Community Development Financial Institution ("CDFI") Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates and extending credit at below-market rates to consumers in low-income areas. The amount of the accretion income recorded as earnings is summarized as follows:

                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
(Dollars in thousands)              2005   2004         2005   2004
=======================================================================
Accretion income recorded as:
  Interest on deposits with banks   $  5   $  2         $  8   $198
  Interest on loans                   --     37           54    310
-----------------------------------------------------------------------
Total                               $  5   $ 39         $ 62   $508
=======================================================================

FINANCIAL CONDITION

At September 30, 2005, total assets rose to $367.3 million from $325.3 million at the end of 2004, while total deposits increased to $313.6 million from $280.9 million, comprising most of this asset growth. Average assets also rose during the first nine months of 2005, increasing $58.4 million, or 20.4% to $345.2 million from $286.8 million a year earlier. This increase was due primarily to the acquisition in June 2004 of $80.7 million in money market and time deposits from two financial institutions, along with the receipt of $20 million in time deposits from New York State under their Banking Development District Program.

Federal funds sold

Federal funds sold totalled $36.3 million at September 30, 2005 compared to $7 million at the end of 2004, while the related average balance declined slightly to $21.1 million for the first nine months of 2005 from $21.7 million for the first nine months of 2004. The increase at the end of September, 2005 resulted from an increase in short-term municipal deposit balances.

Interest bearing deposits with banks

Average interest bearing deposits with banks declined from $2 million for the first nine months of 2004 to $843,000 in the first nine months of 2005 due to the maturity and repayment of deposits issued under the U.S. Treasury CDFI Fund Bank Enterprise Award Program.

Investments

The investment securities available for sale portfolio rose to $108.6 million at September 30, 2005 from $105.3 million at the end of 2004, while the net related unrealized loss, net of tax, increased to $692,000 from a gain of $106,000 at the end of 2004 due to the increase in interest rates. Investments held to maturity decreased to $32 million at the end of September 30, 2005 from $37.2 million at the end of 2004.

Most of the increase in the available for sale portfolio consisted of mortgage-backed securities, as the Corporation continued to mitigate its interest rate risk by acquiring securities with relatively short average lives, and cash flow, which will allow reinvestment of proceeds into higher yielding investments as rates rise. At September 30, 2005, the Corporation held mortgage-backed securities with a carrying value totalling $83.5 million, representing 59.3% of the total investment portfolio. These investments carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions. However, management has continued to take steps to mitigate the interest rate risk through the shortening of the maturity of the available for sale portfolio.

Loans

Loans rose to $172.8 million at September 30, 2005 from $159.4 million at December 31, 2004, while average loans increased 19.8% to $163.3 million for the first nine months of 2005 from $136.3 million in the first nine months of 2004. Most of the increase occurred in the commercial real estate portfolio.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
(Dollars in thousands)                2005     2004        2005     2004
-------------------------------------------------------------------------
Balance at beginning of period       $2,275   $2,150      $2,200   $2,200
Provision for loan losses                15       27          92      195
Recoveries of previous charge-offs       17        3          28       25
                                     ------   ------      ------   ------
                                      2,307    2,180       2,320    2,420
Less: Charge-offs                         7        5          20      245
                                     ------   ------      ------   ------
Balance at end of period             $2,300   $2,175      $2,300   $2,175
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

                                                 September 30,  December 31, September 30,
                                                     2005          2004          2004
------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of:
Total loans                                           1.33%        1.38%        1.42%
Total nonperforming loans                            91.93%      181.37%      231.39%
Total nonperforming assets
  (nonperforming loans and OREO)                     91.93%      181.37%      231.39%
Net charge-offs as a percentage
  of average loans (year-to-date)                       --%         .15%         .16%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. After principal payments are current, delinquent interest payments are credited to income when received. The following table presents the principal amounts of nonperforming loans.

                               September 30,   December 31,  September 30,
(Dollars in thousands)             2005           2004           2004
--------------------------------------------------------------------------
 Nonaccrual loans
 Commercial                      $  885         $  146         $   72
 Installment                         92             82             96
 Real estate                      1,222            763            648
                                 ------         ------         ------
 Total                            2,199            991            816
 Loans past due 90 days
  or more and still accruing
 Commercial                          --             --             --
 Installment                          8              4              1
 Real estate                        295            218            123
                                 ------         ------         ------
 Total                              303            222            124
                                 ------         ------         ------
 Total nonperforming loans       $2,502         $1,213         $  940
                                 ======         ======         ======

Nonperforming loans rose to $2.5 million at September 30, 2005 from $1.2 million at December 31, 2004 due primarily to increases in commercial and commercial real estate nonaccrual loans. None of the loans on nonaccrual status exceeds $300,000. Because management considers collateral values and guarantees adequate, there were no impairment charges on nonaccrual loans recorded for the quarters or first nine months ending September 30, 2005 or September 30, 2004.

DEPOSITS

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2005 and December 31, 2004. These accounts are used for operating and short-term investment purposes by the municipalities. 0All the foregoing deposits require collateralization with readily marketable U.S. Government securities. While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Total deposits rose $32.7 million to $313.6 million at September 30, 2005 from $280.9 million at the end of 2004, while average deposits increased 20.8%, to $296.8 million for the first nine months of 2005 from $245.6 million for the first nine months of 2004. These increases occurred due to the aforementioned deposit acquisition.

Total demand deposits rose to $34.8 million at September 30, 2005 from $28.5 million at December 31, 2004, while average demand deposits for the first nine months of 2005 increased to $35.8 million from $34 million for the first nine months of 2004. The growth in demand deposits resulted from higher municipal account balances. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, rose to $158.7 million at September 30, 2005 from $128.9 million at the end of 2004, while savings balances averaged $140.9 million in the first nine months of 2005 compared to $122.8 million in the first nine months of 2004. The higher actual savings balances resulted from higher municipal deposits, while the increase in average savings resulted primarily from the acquired deposits.

Money market deposit accounts totalled $95.3 million at September 30, 2005 compared to $72.4 million at the end of 2004 and averaged $72.9 million for the first nine months of 2005 compared to $58 million in the same period of 2004, an increase of 25.7%. The increase in the actual balance resulted from higher municipal account balances, while the higher average was due to the deposit acquisition. Super NOW accounts totalled $30.4 million at September 30, 2005 compared to $22.9 million at the end of 2004, and averaged $33.3 million for the first half of 2005 compared to $30.6 million in the first half of 2004. The increases were also due to changes in municipal deposit balances.

Passbook and statement savings accounts totalled $33.0 million at September 30, 2005, compared to $33.6 million at December 31, 2004 and averaged $34.7 million for the first nine months of 2005, up slightly from $34.2 million for the same period in 2004.

Time deposits declined to $120 million at September 30, 2005 from $123.5 million at December 31, 2004, while average time deposits rose to $120.1 million for the first quarter of 2005 from $88.8 million for the similar 2004 period. The increase in average time deposits was due to the acquired deposits.

Short-term borrowings

Short-term borrowings totalled $300,000 at the end of the third quarter compared to $930,000 at December 31, 2004, while the related average balances were $3.1 million for the first nine months of 2005 compared to $694,000 for the first nine months of 2004. The lower actual balance resulted primarily from a decrease in federal funds purchased. The higher average balance resulted from increased repurchase agreements and note option account balances.

Long-term debt

Long-term debt was relatively unchanged at September 30, 2005 from December 31, 2004, as was the related average balance which was $22.6 million for the first nine months of 2005 compared to $22 million for the same period of 2004.

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

During the first nine months of 2005, the Corporation issued $1.4 million of noncumulative convertible preferred stock in a private offering. The Corporation also issued an additional $6.8 million of noncumulative preferred stock. Proceeds from both transactions have been retained at the holding company until they are needed by the subsidiary bank for deposit growth or other purposes.

At September 30, 2005, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 9.40%, 15.71% and 17.11%, respectively, while the Bank's ratios were 6.14%, 10.26% and 11.38%, respectively.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2005, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

RESULTS OF OPERATIONS

Net interest income

In the third quarter of 2005, net interest income on a fully tax equivalent ("FTE") basis rose 13.7% to $2,665,000 from $2,344,000 for the same 2004 period, while the net interest margin rose to 3.36% from 2.74%. The higher margin resulted from the investment of the proceeds from the acquired deposits into longer-term, higher yielding assets.

For the first nine months of 2005, net interest income on a FTE basis rose to $8,355,000 from $7,256,000 for the same 2004 period, while the related net interest margin declined to 3.40% from 3.58%. The continued flat yield curve continued to have a negative impact on the Corporation's net interest margin.

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

Interest income on a tax equivalent basis rose 27.6% in the first nine months of 2005 to $13.4 million compared to $10.5 million for the first nine months of 2004 due to a 21.1% increase in average interest earning assets, to $327.3 million in 2005 from $270.3 million in 2004, as well as an increase of thirty-seven basis points in the average rate earned on these assets, from 5.08% in 2004 to 5.45% in 2005.

For the first nine months of 2005, the cost to fund interest earning assets rose forty-five basis points, from 1.61% to 2.06%. This resulted from increases in the average rates paid for all interest bearing liabilities.

Interest income from Federal funds sold rose for the first three quarters of 2005 to $438,000 from $188,000 in the similar period due to an increase in the related yield from 1.15% to 2.78%.

Interest income on deposits with other banks declined during the first three quarters of 2005 to $18,000 compared with $243,000 a year earlier due to the maturity in 2004 of $3.5 million of deposits issued under the U.S. Treasury CDFI Fund Bank Enterprise Award Program.

Interest income on taxable investment securities rose 34% in the first three quarters of 2005 compared to the same 2004 period due to an increase in the average yield. Tax-exempt income was 60.5% higher due to higher volume as the tax-exempt portfolio average balance increased from $8.9 million in 2004 to $15.2 million in 2005.

Interest income on loans rose 19.3% in the first nine months of 2005 compared to the first nine months of 2004 due to higher loan volume as well as due to a higher average yield on the loan portfolio. The most significant change occurred in the mortgage portfolio, which averaged $139.5 million in the first nine months of 2005, compared to $115.1 million a year earlier, an increase of 21.2%. Average total loans rose 19.8%, to $163.3 million in 2005 compared to $136.3 million a year earlier. The most significant changed occurred in the commercial real estate portfolio.

Other operating income

Other operating income, including the results of investment securities transactions, decreased by 15.3% to $591,000 in the third quarter of 2005 compared to $698,000 for the similar 2004 period, while such income decreased by 8.8% to $1,776,000 for the nine months ended September 30, 2005 compared to $1,948,000 for the first three quarters of 2004. Both reductions resulted primarily from lower service charges on deposit accounts, which have been steadily declining due to competitive pressure, along with a decrease in award income received under the Bank Enterprise Award Program.

Net losses on sales of investment securities rose during the first nine months of 2005 compared to the similar 2004 period due primarily to investment swaps used to mitigate interest rate risk by selling securities and purchasing other securities with different interest rate risk characteristics.

Other operating expenses

Other operating expenses rose 8.9% in the third quarter of 2005 to $2,479,000 from $2,276,000 in the third quarter of 2004, with the increase attributable primarily to higher salary expenses, benefit costs, merchant card charges and grand opening expenses associated with the opening of a new branch office. For the first nine months of 2005, other operating expenses rose 6.1% to $7.1 million from $6.6 million a year earlier primarily due the same reasons, offset in part by a $217,000 insurance recovery of a credit card fraud loss incurred during 2003.

Income tax expense

Income tax expense as a percentage of pretax income was 26.3% in the third quarter of 2005 compared to 27.3% in the third quarter of 2004. For the first nine months of 2005 the percentage was 28.9% compared to 29.7% a year earlier. Both reductions reflect higher levels of tax-exempt investment income.

Provision for loan losses

The provision decreased in the third quarter of 2005 to $15,000 from $27,000 for the similar quarter in 2004, while the provision decreased to $92,000 in the first three quarters of 2005 from $195,000 in the comparable 2004 period. Both reductions were due to lower loan charge-offs.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the holding company utilizes the capital markets when necessary, having raised $8.1 million through the issuance of preferred stock during the first three quarters of 2005.

The major contribution during the first nine months of 2005 from operating activities to the Corporation's liquidity came from net income, while the highest use of cash was for the origination of loans to be sold in the secondary market.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The volume of investment purchases declined compared to 2004 due to the investment during 2004 of the deposit acquisition proceeds.

The major contribution during the first nine months of 2005 from financing activities was from the deposit increase, while there were no significant uses of funds.

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

The Corporation has continued efforts to become more asset sensitive during 2005 in anticipation of continued increasing interest rates. Based on the results of the most recent interest simulation model, if interest rates decreased 200 basis points from current rates in an immediate and parallel shock, net income would decrease 5.1%. If rates rose 200 basis points, net income would decrease by 7.3%.

Item 4

CONTROLS AND PROCEDURES

During the third quarter of 2005, the Corporation carried out an evaluation, under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer and with the participation of the Corporation's management, including the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation's financial statements required to be included in the Corporation's periodic Securities and Exchange Commission filings. No changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   (3)(a) The Corporation's Restated Articles of Incorporation (incorporated here in by reference to Exhibit (3)(d) of the Corporation's Current Report on Form 8-K dated July 28, 1992).

   (3)(b) The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

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

   (3)(f) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's MultiMode Series F Non-cumulative Redeemable Preferred Stock (filed herewith).

   (3)(g) The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

   (3)(h) The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

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

      (10)(b) The Employment Agreement among the Corporation, the Bank and Louis
      E. Prezeau dated May 5, 2003 (incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003).

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

      (10)(n) Purchase Agreement dated September 27, 2005 by and between Sandler O'Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation's MultiMode Series F Noncumulative Redeemable Preferred Stock (filed herewith).

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

      Unregistered Sales of Equity Securities, regarding the issuance of non-cumulative perpetual preferred stock. A Current Report on Form 8-K was filed on August 19, 2005 (incorporated by reference).

      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         CITY NATIONAL BANCSHARES CORPORATION
         (Registrant)

         October 25, 2005  /s/Edward R. Wright/s/
                           -----------------------------------------------------
                           Edward R. Wright
                           Senior Vice President and Chief Financial
                           Officer (Principal Financial and Accounting Officer)