Form 10-K
period 2005-12-31
CITY NATIONAL BANCSHARES CORP
filed 2006-04-17
CIK 714980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-11535

                      City National Bancshares Corporation
             (Exact name of registrant as specified in its charter)

          New Jersey                                              22-2434751
State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization                               Identification No.)

                    900 Broad Street Newark, New Jersey 07102

(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (973) 624-0865

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class   Name of each exchange on which registered
-------------------   -----------------------------------------


           Securities registered pursuant to section 12(g) of the Act:
                                (Title of class)

                      Common Stock, par value $10 per share
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                                [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


                                        I

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                  Yes [ ] No [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 31, 2006 was approximately $4,335,000.

There were 133,650 shares of common stock outstanding at December 31, 2005.


                                       II

                      CITY NATIONAL BANCSHARES CORPORATION

                                    FORM 10-K

                                Table of Contents

                                                                            Page
                                                                           -----
                                     PART I

Item 1.  Business ......................................................       1
Item 1a. Risk Factors ..................................................       3
Item 2.  Properties ....................................................       3
Item 3.  Legal Proceedings .............................................       3
Item 4.  Submission of Matters to a Vote of Security Holders ...........       4

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters ........................................       4
Item 6.  Selected Financial Data .......................................       5
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................    6-17
Item 7a. Quantitative and Qualitative Disclosure about Market Risk .....      17
Item 8.  Financial Statements and Supplementary Data ...................   18-33
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure .....................      34
Item 9a. Controls and Procedures .......................................      34

                                    PART III

Item 10. Directors and Executive Officers of Registrant ................      34
Item 11. Executive Compensation ........................................      34
Item 12. Security Ownership of Certain Beneficial Owners and
            Management .................................................      34
Item 13. Certain Relationships and Related Transactions ................      34

                                     PART IV

Item 14. Principal Accountant Fees and Services ........................      34
Item 15. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K ...................................................   34-36

Signatures .............................................................      37


                                       III

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2005, CNBC had consolidated total assets of $363.4 million, total deposits of $312.4 million and stockholders' equity of $25.1 million.

City National Bank (the "Bank" or "CNB"), a wholly-owned subsidiary of CNBC, is a national banking association chartered in 1973 under the laws of the United States of America and has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB. CNB is minority owned and operated and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through its retail branch network. Deposit services include savings, checking, certificates of deposit, money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.

The Bank owns a thirty-three percent interest in a leasing company, along with two other minority banks and has small investments in a Haitian financial organization that provides microloan financing to rural Haitian individuals for business purposes and a mutual fund which invests in targeted projects throughout the country that are eligible for Community Reinvestment Act ("CRA") credit.

Both City National Bancshares Corporation and City National Bank have been designated by the United States Department of the Treasury as community development enterprises ("CDE's"). This designation means that the Department of Treasury has formally recognized CBNC and CNB for "having a primary purpose of promoting community development" and will facilitate attracting capital by allowing both entities to benefit from the federal government's New Market Tax Program.

The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its nine-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, and one each in Hackensack and Paterson, New Jersey. As a result of the acquisitions of two branches from a thrift organization, the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island. The Bank opened de novo branches in Hempstead, Long Island in 2002 and Manhattan, New York in 2003.

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

The Federal Open Market Committee raised the target Federal funds rate from 1.00% to 2.25% in 2004 and to 4.25% by the end of 2005. The three-month U.S. Treasury bill rate started 2004 at .90%, rising to 2.22% at the end of 2004 and 4.08% at the end of 2005. The ten-year Treasury note, however, rose only 17 basis points during 2005, from 4.24% to 4.39%. As a result of the increasing interest rate environment, the Bank raised its prime lending rate eight times during 2005, from 5.25% to 7.25%, after raising it from 4.00% to 5.25% in 2004.

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

EMPLOYEES

On December 31, 2005, CNBC and its subsidiaries had 95 full-time equivalent employees. Management considers relations with employees to be satisfactory.

ITEM 1A. RISK FACTORS

Shares of CNBC common stock, while publicly traded on the over-the-counter market, are not readily marketable. The last reported over-the-counter trade occurred in 1990. Accordingly, shareholders of the Corporation's common stock may encounter significant difficulty when attempting to dispose of their shares.

All issues of the Corporation's preferred stock are restricted and may be transferred or otherwise disposed of only under certain conditions. Accordingly, preferred shareholders may also encounter significant difficulties when attempting to liquidate their stock.

Some of the material risks and uncertainties that management believes affect the Corporation are described below. Additional risks and uncertainties that management is not aware of or that management currently considers insignificant may also impair the Corporation's business operations. If any of those risks occur, the Corporation's financial condition and results of operations could be materially and adversely affected.

CHANGES IN INTEREST RATES

The Corporation's earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Corporation's control, including general economic conditions, competition, and policies of various government and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest received on loans and investment securities and the amount of interest the Corporation pays on deposits and borrowings, but such changes could also affect the Corporation's ability to originate loans and obtain deposits, the fair value of the Corporation's financial assets and liabilities, and the average duration of the Corporation's assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

COMPETITION

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. The Corporation competes with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. If the Corporation is unable to compete effectively, it will lose market share and income generated from loans, deposits, and other financial products will decline.

REGULATION

The Corporation, through its principal subsidiary City National Bank of New Jersey, is subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositor's funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation's lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Corporation is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations. The Corporation's compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions.

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

ITEM 3. LEGAL PROCEEDINGS

The Corporation is periodically involved in legal proceedings in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the business of the Corporation. Management believes that there is no pending pr threatened proceeding against the Corporation, which, if determined adversely, would have a material effect on the business or financial position of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005 there were no matters submitted to stockholders for a vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2005.

At January 31, 2006, the Corporation had 1,439 common stockholders of record.

On April 22, 2005, the Corporation paid a cash dividend of $3.00 per share to stockholders of record on April 8, 2005. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

FORM 10-K

THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K IS AVAILABLE WITHOUT CHARGE UPON WRITTEN REQUEST TO CITY NATIONAL BANCSHARES CORPORATION, EDWARD R. WRIGHT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, 900 BROAD STREET, NEWARK, NEW JERSEY, 07102.

TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

Dollars in thousands, except per share data              2005       2004       2003       2002       2001
                                                       --------   --------   --------   --------   --------
YEAR-END BALANCE SHEET DATA
Total assets                                           $363,406   $325,288   $236,385   $215,199   $222,298
Gross loans                                             179,093    159,359    131,771    109,195     99,190
Allowance for loan losses                                 2,300      2,200      2,200      2,100      1,700
Investment securities                                   149,144    142,470     77,193     79,941     71,291
Total deposits                                          312,429    280,863    198,371    181,894    194,129
Long-term debt                                           20,700     22,750     19,318     16,272     13,204
Stockholders' equity                                     25,142     16,279     14,311     13,251     11,434
                                                       ========   ========   ========   ========   ========

INCOME STATEMENT DATA
Interest income                                        $ 18,173   $ 14,411   $ 12,084   $ 12,221   $ 12,887
Interest expense                                          7,280      4,767      3,266      3,994      5,268
                                                       --------   --------   --------   --------   --------
Net interest income                                      10,893      9,644      8,818      8,227      7,619
Provision for loan losses                                   126        213        129        356        356
                                                       --------   --------   --------   --------   --------
Net interest income after provision
   for loan losses                                       10,767      9,431      8,689      7,871      7,263
Other operating income                                    2,136      2,573      2,605      2,856      2,589
Other operating expenses                                  9,706      9,016      8,847      8,089      7,827
                                                       --------   --------   --------   --------   --------
Income before income tax expense                          3,197      2,988      2,447      2,638      2,025
Income tax expense                                          862        862        726        918        719
                                                       --------   --------   --------   --------   --------
Net income                                             $  2,335   $  2,126   $  1,721   $  1,720   $  1,306
                                                       ========   ========   ========   ========   ========

PER COMMON SHARE DATA
Net income per basic share                             $  16.20   $  15.52   $  12.94   $  13.35   $  10.05
Net income per diluted share                              15.52      15.52      12.55      12.54       9.33
Book value                                               118.23     113.79     100.89      97.94      83.01
Dividends declared                                         3.00       2.75       2.50       2.25       2.00

Basic average number of common shares
   outstanding                                          133,654    132,646    127,854    123,852    123,241
Diluted average number of common shares
   outstanding                                          139,511    132,646    132,129    132,402    133,766
Number of common shares outstanding at year-end         133,650    133,866    131,469    124,611    125,125

FINANCIAL RATIOS
Return on average assets                                    .66%       .71%       .75%       .80%       .65%
Return on average common equity                           13.83      14.90      13.21      14.76      12.69
Stockholders' equity as a percentage of total assets       6.92       5.00       6.05       6.16       5.14
Common dividend payout ratio                              19.33      17.72      19.32      16.85      19.90
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

On June 25, 2004, the Bank purchased the money market and time deposit portfolios of two financial institutions totalling $80.7 million. The portfolios were purchased at a net discount of $1.9 million. At December 31, 2005 and December 31, 2004, the remaining balances in these portfolios totalled $52.2 million and $64.4 million, respectively, while the related net discount remaining totalled $284,000 and $1.3 million, respectively.

Additionally, the Bank received $20 million in time deposits from the New York State Business Development District Program. This Program rewards financial institutions for establishing bank branches in geographic locations where there is a demonstrated need for banking services. City National Bank received these deposits for its East New York branch location. These deposits are scheduled to mature in 2006 and there is no assurance that they will be renewed.

The Bank is also eligible to receive an additional $25 million from the State of New York under the Program and expects to do so during 2006 if the aforementioned deposits are not renewed. All deposits received under the aforementioned Program must be fully collateralized.

Net income rose 9.8% to a record $2,335,000 in 2005 from $2,126,000 in 2004 due primarily to an increase in net interest income. Net income per fully diluted common share of $15.52 remained unchanged from a year earlier due to higher preferred dividend requirements offsetting the increased earnings. 2005 represented the seventh consecutive year of improved earnings performance. Additionally, the common dividend per share was raised from $2.75 to $3.00, the twelfth consecutive year that the dividend has been increased.

Total assets increased 11.7% to a record $363.4 million at the end of 2005 from $325.3 million a year earlier due primarily to higher municipal account balances, while average assets rose to $352.2 million in 2005 from $300.8 million in 2004 due to the deposit purchase.

During 2005, the Corporation sold $8.2 million in noncumulative preferred stock in private placements. The capital will be used to support growth through acquisitions, but until such acquisitions occur, the Corporation will experience significant dilution in per share earnings.

CASH AND DUE FROM BANKS

Cash and due from banks rose to $6.3 million at the end of 2005 from $4.7 million a year earlier. Average cash and due from banks in 2005 totalled $6.7 million, compared to $6 million a year earlier.

FEDERAL FUNDS SOLD

Federal funds sold rose to $15.2 million at the end of 2005 from $7 million at December 31, 2004, while the related average balance rose to $23.6 million from $21.1 million in 2004. The increases occurred due to the increased liquidity resulting from the investment of higher short-term municipal deposit balances.

INTEREST-BEARING DEPOSITS WITH BANKS

Interest-bearing deposits with banks rose to $1.3 million at December 31, 2005 from $861,000 a year earlier, while the related average balances were $862,000 in 2005 and $1.5 million in 2004. The deposits represent the Bank's participation in the CDFI deposit program. Under this program, the Bank became eligible for an award based on deposits made in other CDFI's. $20,000 and $199,000 were recorded as interest income from interest-bearing deposits with banks in 2005 and 2004, respectively, representing a yield enhancement on the CDFI deposits.

The decline in the average balance resulted from the maturities of the deposits made under the Program.

INVESTMENTS

The fair market value of the portfolio was negatively affected by the higher interest rate environment in effect during 2005. Although steps were taken to mitigate the Corporation's interest rate risk, the portfolio was vulnerable due to the large amount of mortgage-backed securities held in the portfolio. The weighted average life of the overall portfolio at December 31, 2005 was 5.79 years, rising slightly from 5.68 years at the end of 2004. Average duration in the portfolio remained at 4.37. The Corporation expects to limit the amount of security purchases with call features to limit the amount of interest rate risk related to embedded options.

Mortgage-backed securities ("MBS"), at amortized cost, comprised of $77.7 million, or 52.1% of the total investment portfolio at the end of 2005 compared to $85.7 million, or 60.2% a year earlier, as the Corporation continued to mitigate its interest rate risk by reducing its exposure to extension risk inherent in MBS collateral.

All the mortgage-backed securities held by the Corporation are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to the Corporation through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. The Corporation monitors the changes in interest rates, cash flows and duration. During 2004, substantial prepayments were received and reinvested along with normal recurring payments at lower yields, while during 2005 such prepayments declined due to the rising interest rate environment, although such prepayments along with the normal recurring payments were reinvested at higher yields.

The investment securities available for sale ("AFS") portfolio rose to $109.7 million at December 31, 2005 from $105.3 million a year earlier, while the related gross unrealized net loss amounted to $1.6 million compared to a net gain of $177,000 a year earlier. The unrealized loss reflected the impact of the increase in interest rates during 2005.

The most significant change in the portfolio occurred in tax-exempt obligations of state and political subdivisions, which rose from $15.6 million at the end of 2004 to $22.5 million at the end of 2005. This increase occurred as a result of the flat yield curve in the taxable bond market, while there was still value in extending maturities in the tax-exempt bond market.

The investment securities held to maturity ("HTM") portfolio totaled $39.4 million at December 31, 2005, compared to $37.2 million a year earlier. Since most purchases made during 2005 were MBS with relatively short weighted average lives, minimal purchases were placed in this category.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 2005 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                              Maturing After  Maturing After
                                  Maturing     One Year But   Five Years But
                                   Within         Within          Within      Maturing After
                                  One Year      Five Years       Ten Years       Ten Years
                               -------------  --------------  --------------  --------------    Total   Total
Dollars in thousands           Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount   Yield
                               ------  -----   ------  -----  -------  -----  -------  -----  --------  -----
U.S. Treasury securities
   and obligations of U.S.
   government agencies         $2,083  3.98%   $   --    --%  $   135  5.50%  $ 1,613  4.62%  $  3,831  4.31%
Obligations of U.S. govern-
   ment sponsored entities      6,191  4.19     7,932  4.40     6,516  4.17     8,689  4.55     29,328  4.35
Mortgage-backed securities         --    --        --    --     5,722  4.04    65,112  4.40     70,834  4.37
Obligations of state and
   political and subdivisions      --    --        --    --       696  7.59       247  9.24        943  8.03
Other debt securities              --    --        --    --     1,000  4.03     3,424  5.27      4,424  5.02
                               ------  ----    ------  ----   -------  ----   -------  ----   --------  ----
Total amortized cost           $8,274  4.14%   $7,932  4.40%  $14,069  4.29%  $79,085  4.45%  $109,360  4.40%
                               ======  ====    ======  ====   =======  ====   =======  ====   ========  ====

INVESTMENT SECURITIES HELD TO MATURITY

                                              Maturing After  Maturing After
                                  Maturing     One Year But   Five Years But
                                   Within         Within          Within      Maturing After
                                  One Year      Five Years       Ten Years       Ten Years
                               -------------  --------------  --------------  --------------    Total   Total
Dollars in thousands           Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount   Yield
                               ------  -----   ------  -----  -------  -----  -------  -----  --------  -----
U.S. Treasury securities and
   obligations of U.S.
   government agencies           $--     --%   $    8  9.58%  $    --    --%   $   --    --%   $     8  9.58%
Obligations of U.S. govern-
   ment sponsored entities        --     --        --    --     1,500  5.13     7,500  5.56      9,000  5.49
Mortgage-backed securities        --     --        --    --       440  5.06     6,397  5.08      6,837  5.08
Obligations of state and
   political subdivisions         --     --       337  6.08     9,388  5.98    11,838  6.45     21,563  6.24
Other debt securities             --     --     2,011  8.01        --    --        --    --      2,011  8.01
                                 ---    ---    ------  ----   -------  ----   -------  ----    -------  ----
Total amortized cost             $--     --%   $2,356  7.74%  $11,328  5.83%  $25,735  5.85%   $39,419  5.96%
                                 ===    ===    ======  ====   =======  ====   =======  ====    =======  ====

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2005. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio rose to 4.40% at December 31, 2005 from 3.99% at December 31, 2004, while the yield on the HTM portfolio declined thirteen basis points to 5.96% at December 31, 2005 from 6.09% at December 31, 2004.

The following table sets forth the carrying value of the Corporation's portfolio for the three years ended December 31:

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                   2005                   2004                   2003
                                                           --------------------   --------------------   -------------------
                                                           Amortized    Market    Amortized    Market    Amortized    Market
In thousands                                                  Cost       Value       Cost       Value       Cost      Value
                                                           ---------   --------   ---------   --------   ---------   -------
U.S. Treasury securities and obligations
   of U.S. government agencies                              $  3,831   $  3,831    $  2,091   $  2,090    $ 4,996    $ 5,011
Obligations of U.S. government sponsored entities             29,328     28,899      18,272     18,191      3,209      3,210
Obligations of state and political subdivisions                  943        998       1,267      1,365      1,879      2,006
Mortgage-backed securities                                    70,834     69,636      76,943     76,994     31,215     31,066
Other debt securities                                          4,424      4,427       4,421      4,510      4,168      4,123
Equity securities:
   Marketable securities                                         589        558         891        912        897        900
   Nonmarketable securities                                      115        115         115        115        115        115
   Federal Reserve Bank and Federal Home Loan Bank stock       1,261      1,261       1,089      1,089        865        865
                                                            --------   --------    --------   --------    -------    -------
Total                                                       $111,325   $109,725    $105,089   $105,266    $47,344    $47,296
                                                            ========   ========    ========   ========    =======    =======

INVESTMENT SECURITIES HELD TO MATURITY

                                                                   2005                   2004                   2003
                                                           --------------------   --------------------   -------------------
                                                           Amortized    Market    Amortized    Market    Amortized    Market
In thousands                                                  Cost       Value       Cost       Value       Cost      Value
                                                           ---------   --------   ---------   --------   ---------   -------
U.S. Treasury securities and obligations
   of U.S. government agencies                              $     8     $     8    $    15     $    16    $    28    $    29
Obligations of U.S. government sponsored entities             9,000       8,776     12,097      11,956     11,339     11,251
Obligations of state and political subdivisions              21,563      21,710     14,344      14,792      6,379      6,786
Mortgage-backed securities                                    6,837       6,759      8,734       8,825     10,133     10,292
Other debt securities                                         2,011       2,174      2,014       2,290      2,018      2,374
                                                            -------     -------    -------     -------    -------    -------
Total                                                       $39,419     $39,427    $37,204     $37,879    $29,897    $30,732
                                                            =======     =======    =======     =======    =======    =======

CONSOLIDATED AVERAGE BALANCE SHEET WITH RELATED INTEREST AND RATES

                                                        2005                         2004                         2003
                                            ---------------------------  ---------------------------  ---------------------------
                                             Average            Average   Average            Average   Average            Average
Tax equivalent basis; dollars in thousands   Balance  Interest    Rate    Balance  Interest    Rate    Balance  Interest    Rate
                                            --------  --------  -------  --------  --------  -------  --------  --------  -------
ASSETS
Interest earning assets:
   Federal funds sold and securities
      purchased under agreements to resell  $ 23,850  $    759   3.18%   $ 21,082   $   280    1.33%  $ 11,679  $   128     1.10%
   Interest-bearing deposits with banks(1)       862        35   4.06       1,544       245   15.87      3,609      510    14.13
   Investment securities(2):
      Taxable                                127,919     5,707   4.46     109,987     4,552    4.14     71,990    3,267     4.54
      Tax-exempt                              15,800     1,049   6.64      10,213       717    7.02      8,920      628     7.04
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
      Total investment securities            143,719     6,756   4.70     120,200     5,269    4.38     80,910    3,895     4.81
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
   Loans (3), (4)
      Commercial (7)                          22,437     1,413   6.30      21,084     1,428    6.77     16,623      992     5.97
      Real estate                            142,379     9,432   6.62     118,748     7,318    6.16     98,240    6,653     6.77
      Installment                              1,453       135   9.29       1,431       115    8.04      1,483      120     8.09
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
      Total loans                            166,269    10,980   6.60     141,263     8,861    6.27    116,346    7,765     6.67
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
      Total interest earning assets          334,700    18,530   5.54     284,089    14,655    5.16    212,544   12,298     5.79
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
   Noninterest earning assets:
      Cash and due from banks                  6,743                        6,027                        6,610
      Net unrealized (loss) gain on
         investment securities available
         for sale                               (526)                        (272)                         230
      Allowance for loan losses               (2,283)                      (2,171)                      (2,191)
      Other assets                            13,516                       13,080                       12,639
                                            --------                     --------                     --------
      Total noninterest earning assets        17,450                       16,664                       17,288
                                            --------                     --------                     --------
   Total assets                             $352,150                     $300,753                     $229,832
                                            ========                     ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings deposits (5)                     $ 34,193       180    .53    $ 34,079       182     .53   $ 33,647      192      .57
   Money market deposits                      79,342     2,193   2.76      62,756       913    1.45     41,873      516     1.23
   Super-NOW deposits                         33,487       145    .43      30,032        88     .29     31,947      111      .35
   Time deposits                             120,956     3,452   2.85      98,083     2,479    2.53     54,249    1,524     2.81
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
   Total interest bearing deposits           267,978     5,970   2.23     224,950     3,662    1.63    161,716    2,343     1.45
   Short-term borrowings                       2,475        85   3.43         755         8    1.06      1,041       10      .96
   Long-term debt                             22,213     1,225   5.52      22,248     1,097    4.93     17,557      913     5.20
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
   Total interest bearing liabilities        292,666     7,280   2.49     247,953     4,767    1.92    180,314    3,266     1.81
                                            --------  --------   ----    --------   -------   -----   --------  -------    -----
Noninterest bearing liabilities:
   Demand deposits                            34,793                       33,588                       32,722
   Other liabilities                           5,377                        4,345                        3,228
                                            --------                     --------                     --------
   Total noninterest bearing liabilities      40,170                       37,933                       35,950
                                            --------                     --------                     --------
Stockholders' equity                          19,314                       14,867                       13,568
                                            --------                     --------                     --------
Total liabilities and stockholders' equity  $352,150                     $300,753                     $229,832
                                            ========  ========   ====    ========   =======   =====   ========  =======    =====
Net interest income (tax equivalent basis)              11,250   3.05                 9,888    3.24               9,032     3.98
Tax equivalent basis adjustment (6)                       (357)                        (244)                       (214)
                                                      --------                      -------                     -------
Net interest income(8)                                $ 10,893                      $ 9,644                     $ 8,818
                                                      ========                      =======                     =======
Average rate paid to fund interest earning
   assets                                                        2.18                          1.68                         1.54
                                                                 ----                         -----                        -----
Net interest income as a percentage of
   interest earning assets (tax equivalent
   basis)                                                        3.36%                         3.48%                        4.25%
                                                                 ====                         =====                        =====

(1)  Includes $20,000 in 2005, $199,000 in 2004 and $386,000 in 2003,
     attributable to income received under the U.S. Treasury Department's Bank Enterprise Award certificate of deposit program.

(2) Includes investment securities available for sale and held to maturity at amortized cost.

(3)  Includes nonperforming loans.

(4)  Includes loan fees of $491,000, $290,000 and $416,000 in 2005, 2004 and
     2003 respectively.

(5) Includes noninterest bearing deposits maintained by a state governmental agency of $194,000 in 2005 and $694,000 in 2004 and 2003, and all passbook and statement saving accounts.

(6) The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2005, 2004 and 2003.

(7)  Includes $54,000 in 2005, $345,000 in 2004 and $94,000 in 2003 attributable to income received under the U.S. Treasury Department's Bank Enterprise Award loan program

(8) The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by three basis points in 2005, nineteen basis points in 2004 and twenty-three basis points in 2003.

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

                                          2005 Net Interest Income Increase   2004 Net Interest Income Increase
                                             (Decrease) from 2004 due to:        (Decrease) from 2003 due to:
                                          ---------------------------------   ---------------------------------
In thousands                                 Volume     Rate     Total          Volume     Rate      Total
                                             ------   -------   -------         -------   -------   -------
INTEREST INCOME
Loans:
   Commercial                                $   91   $  (106)  $   (15)        $   266   $   170   $   436
   Real estate                                1,456       658     2,114           1,388      (723)      665
   Installment                                    2        18        20              (4)       (1)       (5)
                                             ------   -------   -------         -------   -------   -------
Total loans                                   1,549       570     2,119           1,650      (554)    1,096
Taxable investment securities                   742       413     1,155           1,725      (440)    1,285
Tax-exempt investment securities                392       (60)      332              91        (2)       89
Federal funds sold and securities
   purchased under agreements to resell          33       446       479             103        49       152
Interest-bearing deposits with banks           (108)     (102)     (210)            (61)     (204)     (265)
                                             ------   -------   -------         -------   -------   -------
Total interest income                         2,608     1,267     3,875           3,508    (1,151)    2,357
                                             ------   -------   -------         -------   -------   -------
INTEREST EXPENSE
Savings deposits                                 (1)        3         2              (2)       12        10
Money market deposits                          (240)   (1,040)   (1,280)           (257)     (140)     (397)
Super-NOW deposits                              (10)      (47)      (57)              6        17        23
Time deposits                                  (579)     (394)     (973)         (1,232)      277      (955)
Short-term borrowings                           (18)      (59)      (77)            (27)       29         2
Long-term debt                                    2      (130)     (128)           (244)       60      (184)
                                             ------   -------   -------         -------   -------   -------
Total interest expense                         (846)   (1,667)   (2,513)         (1,756)      255    (1,501)
                                             ------   -------   -------         -------   -------   -------
Net interest income                          $1,762   $  (400)  $ 1,362         $ 1,752   $  (896)  $   856
                                             ======   =======   =======         =======   =======   =======

LOANS

Loans rose 12.4% to $179.1 million December 31, 2005 from $159.4 million a year earlier with most of the increase occurring in the commercial real estate portfolio.

Loans held for sale totalled $124,000 at December 31, 2005, while there were no loans held for sale at December 31, 2004. Loans originated for sale declined to $2.1 million in 2005 from $4.8 million in 2004 due to the higher rate environment, while sales decreased correspondingly. These loans represent long-term fixed rate residential mortgages that the Corporation does not want to keep in the portfolio to mitigate its interest rate risk to rising interest rates.

Residential mortgage loans, including home equity loans, represent an insignificant part of the Bank's lending business. Such loans that have long-term fixed rates are generally sold into the secondary market, although some loans may be retained in the portfolio to balance the Bank's loan mix and provide collateral for Federal Home Loan Bank borrowings. Consumer loans, including automobile loans, also comprise a relatively small part of the loan portfolio.

At December 31, 2005, loans to churches totalled $58 million, representing 32.4% of total loans outstanding, all of which are secured by real estate, compared to $39 million and 24.5% at December 31, 2004. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk. Most of the Bank's lending efforts are in northern New Jersey, New York City and Nassau County.

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

MATURITIES AND INTEREST SENSITIVITIES OF LOANS

Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2005 is presented below.

                                    Due from
                                    One Year
                     Due in One      Through     Due After
In thousands        Year or Less   Five Years   Five Years     Total
                    ------------   ----------   ----------   --------
Commercial             $ 3,793       $ 4,067     $ 14,676    $ 22,536
Real estate:
   Construction         30,588         8,066           --      38,654
   Mortgage              8,814        11,068       96,884     116,766
Installment                422           639          200       1,261
                       -------       -------     --------    --------
Total                  $43,617       $23,840     $111,760    $179,217
                       =======       =======     ========    ========
Loans at fixed
   interest rates      $ 4,384       $12,645     $ 30,583    $ 47,612
Loans at variable
   interest rates       39,233        11,195       81,177     131,605
                       -------       -------     --------    --------
Total                  $43,617       $23,840     $111,760    $179,217
                       =======       =======     ========    ========

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands              2005       2004       2003       2002       2001
                        --------   --------   --------   --------   -------
Commercial              $ 22,536   $ 16,450   $ 20,052   $ 15,510   $17,448
Real estate              155,711    142,085    110,802     92,323    80,466
Installment                1,261      1,171      1,035      1,492     1,385
                        --------   --------   --------   --------   -------
Total loans              179,508    159,706    131,889    109,325    99,299
Less: Unearned income        291        347        118        130       109
                        --------   --------   --------   --------   -------
Loans                   $179,217   $159,359   $131,771   $109,195   $99,190
                        ========   ========   ========   ========   =======

SUMMARY OF LOAN LOSS EXPERIENCE
Changes in the allowance for loan losses are summarized below.

Dollars in thousands                     2005      2004      2003     2002     2001
                                       -------   -------   -------   ------   ------
Balance, January 1                     $ 2,200   $ 2,200   $ 2,100   $1,700   $1,200
                                       -------   -------   -------   ------   ------
Charge-offs:
   Commercial loans                         68       229       164        6      121
   Real estate loans                        --         8        --       34       --
   Installment loans                        16         9        43       19       34
                                       -------   -------   -------   ------   ------
Total                                       84       246       207       59      155
                                       -------   -------   -------   ------   ------
Recoveries:
   Commercial loans                          5        23        89       93      265
   Real estate loans                        29        --        73       --       --
   Installment loans                        24        10        16       10       34
                                       -------   -------   -------   ------   ------
Total                                       58        33       178      103      299
                                       -------   -------   -------   ------   ------
Net (charge-offs) recoveries               (26)     (213)      (29)      44      144
Provision for loan
   losses charged to operations            126       213       129      356      356
                                       -------   -------   -------   ------   ------
Balance, December 31                   $ 2,300   $ 2,200   $ 2,200   $2,100   $1,700
                                       =======   =======   =======   ======   ======
Net charge-offs as a
   percentage of average loans             .02%      .15%      .02%      --%      --%
Allowance for loan losses as a
   percentage of loans                    1.28      1.38      1.67     1.92     1.71
Allowance for loan losses as a
   percentage of nonperforming loans    114.09    181.37    177.99   201.92   137.65
                                       =======   =======   =======   ======   ======

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

Specific allocations are identified by loan category and allocated according to prior charge-off history as well as future performance projections. All loans are graded and incorporated in the process of assessing the adequacy of the reserve. The allowance is maintained at a level considered sufficient to absorb probable losses inherent in the loan portfolio, and allowances not allocated to specific loan categories are considered unallocated and evaluated based on management's assessment of the portfolio's risk profile as well as current business and economic conditions in the Bank's market area.

The allowance represented 1.28% of total loans at December 31, 2005 compared to 1.38% a year earlier. The decrease in the allowance compared to the increase in the loan portfolio reflects the continued low net charge-off level in the portfolio, as well as the stable business and economic environment in the Bank's market area.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31.

                               2005                  2004                  2003                  2002                  2001
                       -------------------   -------------------   -------------------   -------------------   -------------------
                                Percentage            Percentage            Percentage            Percentage            Percentage
                                  of Loan               of Loan               of Loan               of Loan               of Loan
                                 Category              Category              Category              Category              Category
                                 to Gross              to Gross              to Gross              to Gross              to Gross
Dollars in thousands   Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
                       ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------
Commercial             $  626     13.14%     $  567      10.32%    $  686      15.22%    $  422      14.20%    $  482      17.57%
Real estate             1,174     86.39       1,120      88.94        798      84.00        622      84.43        555      81.03
Installment                25       .47          35        .74         75        .78         43       1.37         39       1.40
Unallocated               475        --         478         --        641         --      1,013         --        624         --
                       ------    ------      ------     ------     ------     ------     ------     ------     ------     ------
Total                  $2,300    100.00%     $2,200     100.00%    $2,200     100.00%    $2,100     100.00%    $1,700     100.00%
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

NONPERFORMING ASSETS

Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands                 2005     2004     2003     2002     2001
                            ------   ------   ------   ------   ------
Nonperforming loans
   Commercial               $  742   $  146   $  314   $  296   $  199
   Real estate               1,182      981      894      697      985
   Installment                  92       86       28       47       52
                            ------   ------   ------   ------   ------
Total nonperforming loans    2,016    1,213    1,236    1,040    1,236
Other real estate owned         --       --      290      352      326
                            ------   ------   ------   ------   ------
Total                       $2,016   $1,213   $1,526   $1,392   $1,562
                            ======   ======   ======   ======   ======

Nonperforming assets rose 66.2% at December 31, 2005, compared to a year earlier due to a rise in short-term construction loan participation delinquencies.

DEPOSITS

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2005 and 2004.

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

Total deposits rose to $312.4 million at December 31, 2005 from $280.9 million a year earlier, while average deposits increased 17% to $302.8 million in 2005 from $258.8 million in 2004. The increase in year-end deposits occurred due to higher municipal account balances, while the higher average balance resulted primarily from the acquired deposits.

Demand account balances increased to $31.5 million at December 31, 2005 compared to $28.5 million a year earlier while average demand deposits rose slightly in 2005 to $34.8 million from $33.6 million in 2004.

Passbook and statement savings deposits totalled $32.7 million at December 31, 2005 compared to $33.6 million a year earlier, while such savings accounts averaged $34.2 million in 2005, compared to $34.1 million in 2004.

Money market deposit accounts rose 30% to $94.1 million at December 31, 2005 from $72.4 million a year earlier, while average money market deposit accounts increased 26.3% to $79.3 million in 2005 from $62.8 million in 2004. The increase in year-end deposits occurred due to higher municipal account balances, while the higher average balance resulted primarily from the acquired deposits.

Super-Now deposit accounts rose 24% to $28.4 million at December 31, 2005 compared to $22.9 million a year earlier, while average Super-Now balances totalled $33.5 million in 2005 compared to $30 million a year earlier. Both changes resulted from higher municipal account balances.

Time deposits rose to $125.7 million at December 31, 2005 from $123.5 million at the end of 2004, while average time deposits were $121 million in 2005, 23.3% greater than in 2004. The increase in the average balance resulted from having the acquired deposits for a full year.

Certain governmental agencies maintain noninterest-bearing savings accounts with the Bank as compensation for services performed. At December 31, 2005, such balances totalled $194,000.

SHORT-TERM BORROWINGS

Short-term borrowings totalled $540,000 at December 31, 2005 compared to $930,000 at December 31, 2004, while average short-term borrowings of $2.5 million in 2005 was 227.8% higher than 2004. Most of these balances are comprised of U.S. Treasury, tax and loan note option account balances which are subject to daily redemption and can fluctuate significantly. The increase in the average balances was due to higher balances of securities sold under repurchase agreements.

LONG-TERM DEBT

Long-term debt declined to $20.7 million at December 31, 2005 from $22.8 million a year earlier, while the related average balance was $22.2 million in 2005 and 2004.

RESULTS OF OPERATIONS - 2005 COMPARED WITH 2004

Net income rose to $2,335,000 in 2005 from $2,126,000 in 2004 due primarily to an increase in net interest income. Included in both years' earnings were awards received from the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund. The awards were based in part on the Bank's lending efforts in qualifying lower income communities. Award income totalled $54,000 in 2005, $345,000 in 2004 and $94,000 in 2003.

Additionally, the Bank recorded award income related to deposits made in other CDFI's of $20,000 in 2005, $199,000 in 2004 and $386,000 in 2003, respectively.
Finally additional award income of $63,000 was also recorded in 2005 compared to $115,000 in 2004 and $3,000 in 2003, representing awards received for opening a branch office in a low-income area.

In total, $137,000 of award income was recorded in 2005, while $659,000 was recorded in 2004 and $483,000 was recorded in 2003. Excluding these awards, net income would have totaled $2,403,000 in 2005 and $1,657,000 in 2004 and $1,383,000 in 2003.

These awards are dependent on the availability of funds in the CDFI Fund as well as the Bank meeting various qualifying standards. Accordingly, there is no assurance that the Bank will continue to receive these awards in the future.

On a fully taxable equivalent ("FTE") basis, net interest income rose 13.8% to $11.3 million in 2005 from $9.9 million in 2004, while the related net interest margin declined 14 basis points, from 3.48% to 3.34%. Higher levels of interest earning assets was the primary reason for the increased net interest income, while compression from the flat yield curve contributed to the lower margin.

A continuation of an interest rate environment where the yield curve remains flat, or becomes inverted, will cause a continuing decline in the net interest margin as the Bank will be paying higher rates on interest bearing liabilities without the ability to pass the rate increases along through rate increases on interest earning assets. In the event of such a decline, net interest income may still rise, as occurred during 2005, depending on the amount of increase in interest earning assets.

Interest income on a FTE basis rose $3.9 million, or 26.4% in 2005. Higher levels of interest earning assets was the reason for this increase. Because of the higher interest rate environment, the yield on interest earning assets rose 38 basis points, from 5.16% to 5.54%. Average interest earning assets increased $50.6 million, or 17.8%, with the loan portfolio providing the greatest increase.

Interest income from Federal funds sold rose by 171.1%, due to an increase in the related yield from 1.33% to 3.18%.

Interest income on taxable investment securities increased $1.2 million in 2005 due both to higher volume and higher interest rates on portfolio investments.

Tax-exempt income rose 46.3% due to purchases of tax-exempt securities in 2005. The average rate declined due to lower rates on the newly acquired investments.

Interest income on loans rose $2.1 million, or 23.9% due to both a higher volume and higher yields. Average commercial loans increased 6.4%, while related interest income was slightly lower due to a lower yield on the portfolio, which decreased 47 basis points, from 6.77% to 6.30%. The real estate portfolio, comprised mainly of commercial real estate loans, increased $23.6 million, or 19.9% in 2005, while the related yield rose to 6.62% in 2005 from 6.16% in 2004, due to increases in the Bank's prime lending rate.

Interest expense totalled $7.3 million in 2005, an increase of 52.7% from 2004. This increase resulted primarily from the higher short-term interest rate environment, which impacted most of the Corporation's interest bearing liabilities.

The average rate paid on deposits rose by 60 basis points, from 1.63% to 2.23%, mostly due to the higher rates paid on money market deposits and certificates of deposit.

Interest expense on money market deposits increased 140.2% due to both higher volume and higher rates paid. The average rate paid rose to 2.76% from 1.45% in 2004.

Interest expense on time deposits rose due to both higher volume and higher rates paid. The average rate paid was 32 basis points higher in 2005, averaging 2.85% compared to 2.53% in 2004.

Interest expense on short-term borrowings rose due to both higher volume and higher rates paid.

Interest expense on long-term debt rose due to the higher rates paid on long-term subordinated debentures. The related interest rate increased 59 basis points to 5.52% in 2005 compared to 4.93% in 2004.

The overall cost of funds rose 57 basis points in 2005, more than the 38 basis point increase in the yield on interest earning assets. As a result, overall net interest margin was 12 basis points lower in 2005, declining to 3.36% from 3.48%, which was a decrease from 4.25% in 2003. This trend will continue during 2006 if the yield curve remains flat or inverts and will negatively impact the Corporation's net interest margin.

Service charges on deposit accounts was 5.7% lower in 2005 due to continued competitive business pressures limiting the Bank's ability to raise charges to reflect higher costs.

Other income declined 20.9% in 2005. Award income, earnings from cash surrender value of bank-owned life insurance and gains on sale of loans, all declined, while the loss from the Bank's investment in an unconsolidated leasing investee rose to $208,000 from $45,000 in 2004.

Net losses incurred on securities transactions totalled $96,000 in 2005 compared to net losses of $13,000 in 2004. The losses occurred due to investment swap transactions consummated during 2005 to mitigate interest rate risk by selling securities and purchasing other securities with different interest rate characteristics.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $9.7 million in 2005, a 7.1% increase compared to $9 million in 2004.

Salary expense rose 7.4% due to normal recurring merit increases along with higher bonus expense due to the improved earnings performance. Employee benefits expense increased 15.5% due to higher 401K plan expense, along with an increase in supplemental executive retirement plan expense.

Occupancy expense rose 12.1% due primarily to higher rental costs resulting from the relocation of a branch to a more strategic location, along with higher energy costs.

Equipment expense was 18.7% higher in 2005 than in 2004 due primarily to higher depreciation expense along with the increased costs of service contracts.

Other expenses were relatively unchanged in 2005, although various components changed significantly. Marketing expense rose to $397,000 in 2005 from $242,000 a year earlier due largely to the opening of a relocated branch office. Data processing costs rose to $375,000 from $322,000 due primarily to the additional accounts acquired for a full year. Merchant card charges, which represents credit card fees incurred by customers but absorbed by the Bank and offset by compensating deposit account balances, rose to $228,000 from $146,000. Finally, the Bank recorded an insurance recovery of $217,000 for a credit card fraud loss incurred in 2003.

Income tax expense as a percentage of pre-tax income was 27% in 2005 compared to 28.8% in 2004, due to higher levels of tax-exempt income.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the Corporation has ready access to the capital markets, having issued $7 million in subordinated debentures since 2002 and $8.2 million in preferred stock during 2005.

A significant part of the Bank's deposit growth is from municipal deposits. These relationships arise due to the Bank's urban market, leading to municipal deposit relationships. Municipal deposit levels may fluctuate significantly depending on the cash requirements of the municipalities. The Bank has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include Federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. The Bank expects to continue emphasizing these relationships.

The major contribution during 2005 from operating activities to the Corporation's liquidity came from net income.

Net cash used in investing activities during 2005 was primarily used for purchases of investment securities available for sale, which totalled $87.5 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale and held to maturity, amounting to $89.6 million. These volumes were significantly lower in 2005 than in 2004 due to the purchase during 2004 of investment securities with the proceeds received from the deposit acquisition. Many of these investments were short-term and were rolled over upon maturity pending the determination of the deposit runoff experience rate.

The primary source of funds from financing activities resulted from the increase in deposits.

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations that may require future cash payments. These obligations are included in Notes 4,5,9,10 and 11 of the Notes to Consolidated Financial Statements.

The Corporation also will have future obligations under supplemental executive and directors' retirement plans described in Note 14 of the Notes to Consolidated Financial Statements.

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2005. Further information on these commitments is included in Note 20 of the Notes to Consolidated Financial Statements.

                                                      One to
                                           One Year    Three    Three to
In thousands                                or Less    Years   Five Years    Total
                                           --------   ------   ----------   -------
Commitments to extend credit:
    Commercial loans and lines of credit    $37,968     $--       $ --      $37,968
    Commercial mortgages                     46,144      --         --       46,144
    Credit cards                                 --      --        589          589
    Residential mortgages                       260      --         --          260


Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB's historical experience.

EFFECTS OF INFLATION

Inflation, as measured by the CPI, rose 3.5% in 2005 compared to 3.3% in 2004 and 1.9% in 2003.

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

INTEREST SENSITIVITY GAP ANALYSIS

                                                                       December 31, 2005
                                          ---------------------------------------------------------------------------
                                                                                              Non-Interest
                                                                                             Sensitive and
                                                                                   Total      Maturing In
                                           90 Days    91 through   181 through     Within      More Than
In thousands                               Or Less     180 Days      365 Days     One Year      One Year       Total
                                          ---------   ----------   -----------   ---------   -------------   --------
INTEREST EARNING ASSETS:
Federal funds sold and securities
   purchased under agreements to resell   $  15,200          --            --    $  15,200      $     --     $ 15,200
Interest-bearing deposits with banks            500          --           260          760           500        1,260
Investment securities:
   Available for sale                         1,102         981         6,191        8,274       101,451      109,725
   Held to maturity                              --          --            --           --        39,419       39,419
Loans                                        16,390       9,075        18,151       43,616       135,477      179,093
                                          ---------   ---------     ---------    ---------      --------     --------
                                             33,192      10,056        24,602       67,850       276,847      344,697
                                          ---------   ---------     ---------    ---------      --------     --------
INTEREST BEARING LIABILITIES:
Deposits:
   Savings                                  155,232          --            --      155,232            --      155,232
   Time                                      34,827      17,406        23,886       76,119        49,586      125,705
Short-term borrowings                           540          --            --          540            --          540
Long-term debt                                   31          31           263          325        20,375       20,700
Non-interest bearing liabilities                 --          --            --           --        36,087       36,087
                                          ---------   ---------     ---------    ---------      --------     --------
                                            190,630      17,437        24,149      232,216       106,048      338,264
                                          ---------   ---------     ---------    ---------      --------     --------
Asset (liability) sensitivity gap:
Period gap                                $(157,438)  $  (7,381)    $    (453)   $(164,366)     $170,799     $  6,433
Cumulative gap                             (157,438)   (164,819)     (164,366)          --            --           --
                                          =========   =========     =========    =========      ========     ========

The Corporation was highly liability-sensitive at the 90-day interval with a $157.4 million negative gap due primarily to the inclusion of all categories of savings accounts as rate-sensitive, although certain categories of savings accounts are less rate-sensitive than others.

Because individual interest earning assets and interest bearing liabilities respond differently to changes in prime, more refined results are obtained when a simulation model is used. The Corporation uses a simulation model to analyze earnings sensitivity to movements in interest rates. The simulation model projects earnings based on parallel shifts in interest rates over a twelve-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities, and incorporates various assumptions which management believes to be reasonable.

At December 31, 2005, the most recently prepared model indicates that net income would decline 6.1% from base case scenario if interest rates rise 200 basis points and 26.2% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 17.9% if rates rose 200 basis points and 1.3% if rates declined 200 basis points.

CAPITAL

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

                                                 Consolidated           Bank Only
                                                 December 31,          December 31,
                                             -------------------   -------------------
Dollars in thousands                           2005       2004       2005       2004
                                             --------   --------   --------   --------
Total stockholders' equity                   $ 25,142   $ 16,279   $ 20,917   $ 20,474
Net unrealized loss (gain) on investment
   securities available for sale                  973       (106)       973        (83)
Net unrealized loss on equity securities
   available for sale                             (19)        --        (19)       (10)
Disallowed intangibles                           (490)      (610)      (490)      (610)
Qualifiying trust preferred securities          7,000      5,391         --         --
                                             --------   --------   --------   --------
Tier 1 capital                                 32,606     20,954     21,381     19,771
                                             --------   --------   --------   --------
Qualifying long-term debt                         460        620         --         --
Allowance for loan losses                       2,300      2,200      2,300      2,200
Qualifiying trust preferred securities             --      1,609         --         --
Other                                              --         10         --         --
                                             --------   --------   --------   --------
Tier 2 capital                                  2,760      4,439      2,300      2,200
                                             --------   --------   --------   --------
Total capital                                $ 35,366   $ 25,393   $ 23,681   $ 21,971
                                             ========   ========   ========   ========
Risk-adjusted assets                         $212,783   $181,562   $212,601   $181,159
Average total assets                          373,810    341,636    373,796    340,643
                                             --------   --------   --------   --------
Risk-based capital ratios:
   Tier 1 capital to risk-adjusted assets       15.32      11.54      10.06      10.91%
   Regulatory minimum                            4.00       4.00       4.00       4.00
   Total capital to risk-adjusted assets        16.62      13.99      11.14      12.13
   Regulatory minimum                            8.00       8.00       8.00       8.00
Leverage ratio                                   8.72       6.14       5.72       5.80
Total stockholders' equity to total assets       6.92       5.00       5.75       6.18
                                             ========   ========   ========   ========

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

RESULTS OF OPERATIONS - 2004 COMPARED WITH 2003

Net income rose to $2,126,000 in 2004 from to $1,721,000 in 2003 due primarily to an increase in net interest income. Related net income per share increased to $15.52 from $12.94.

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

Although management believes that the allowance for loan losses has been maintained at adequate levels to reserve for probable losses inherent in its loan portfolio, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding this Item appears under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Interest Rate Sensitivity.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                         --------   --------
Dollars in thousands, except per share data                                2005       2004
                                                                         --------   --------
ASSETS

Cash and due from banks (Note 2)                                         $  6,260   $  4,717
Federal funds sold (Note 3)                                                15,200      7,000
Interest-bearing deposits with banks                                        1,260        861
Investment securities available for sale (Note 4)                         109,725    105,266
Investment securities held to maturity (Market value of $39,427
   at December 31, 2005 and $37,879 at December 31, 2004) (Note 5)         39,419     37,204
Loans held for sale                                                           124         --
Loans (Note 6)                                                            179,093    159,359
Less: Allowance for loan losses (Note 7)                                    2,300      2,200
                                                                         --------   --------
Net loans                                                                 176,793    157,159
                                                                         --------   --------
Premises and equipment (Note 8)                                             4,342      3,993
Accrued interest receivable                                                 1,917      1,526
Cash surrender value of life insurance                                      3,870      3,824
Other assets (Notes 13 and 14)                                              4,496      3,738
                                                                         --------   --------
TOTAL ASSETS                                                             $363,406   $325,288
                                                                         ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits: (Notes 4, 5, and 9)
   Demand                                                                $ 31,492   $ 28,460
   Savings                                                                155,232    128,926
   Time                                                                   125,705    123,477
                                                                         --------   --------
Total deposits                                                            312,429    280,863
Accrued expenses and other liabilities                                      4,595      4,466
Short-term borrowings (Note 10)                                               540        930
Long-term debt (Note 11)                                                   20,700     22,750
                                                                         --------   --------
Total liabilities                                                         338,264    309,009
Commitments and contingencies (Note 20)
Stockholders' equity (Notes 15, 16 and 23):
   Preferred stock, no par value: Authorized 100,000 shares (Note 15);
      Series A, issued and outstanding 8 shares in 2005 and 2004              200        200
      Series C, issued and outstanding 108 shares in 2005 and 2004             27         27
      Series D, issued and outstanding 3,280 shares in 2005 and 2004          820        820
   Preferred stock, no par value, perpetual noncumulative:
         Authorized 200 shares;
      Series E, issued and outstanding 28 shares in 2005                    1,400         --
   Preferred stock, no par value, perpetual noncumulative:
         Authorized 7,000 shares;
      Series F, issued and outstanding 7,000 shares in 2005                 6,790         --
Common stock, par value $10: Authorized 400,000 shares;
   134,530 shares issued in 2005 and 2004
   133,650 shares outstanding in 2005 and 133,866 shares outstanding
      in 2004                                                               1,345      1,345
Surplus                                                                     1,115      1,113
Retained earnings                                                          14,464     12,701
Accumulated other comprehensive (loss) gain                                  (973)       106
Treasury stock, at cost - 880 and 664 common shares in 2005 and 2004,
   respectively                                                               (46)       (33)
                                                                         --------   --------
Total stockholders' equity                                                 25,142     16,279
                                                                         --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $363,406   $325,288
                                                                         ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                                                    Year Ended December 31,
                                                                ------------------------------
Dollars in thousands, except per share data                       2005       2004       2003
                                                                --------   --------   --------
INTEREST INCOME
Interest and fees on loans                                      $ 10,980   $  8,861   $  7,765
Interest on Federal funds sold and securities
   purchased under agreements to resell                              759        280        128
Interest on deposits with banks                                       35        245        510
Interest and dividends on investment securities:
   Taxable                                                         5,707      4,552      3,267
   Tax-exempt                                                        692        473        414
                                                                --------   --------   --------
Total interest income                                             18,173     14,411     12,084
                                                                --------   --------   --------
INTEREST EXPENSE
Interest on deposits (Note 9)                                      5,970      3,662      2,343
Interest on short-term borrowings                                     85          8         10
Interest on long-term debt                                         1,225      1,097        913
                                                                --------   --------   --------
Total interest expense                                             7,280      4,767      3,266
                                                                --------   --------   --------
Net interest income                                               10,893      9,644      8,818
Provision for loan losses (Note 7)                                   126        213        129
                                                                --------   --------   --------
Net interest income after provision
   for loan losses                                                10,767      9,431      8,689
                                                                --------   --------   --------
OTHER OPERATING INCOME
Service charges on deposit accounts                                1,152      1,221      1,197
Other income (Note 12)                                             1,080      1,365      1,396
Net (losses) gains on securities transactions (Notes 4 and 5)        (96)       (13)        12
                                                                --------   --------   --------
Total other operating income                                       2,136      2,573      2,605
                                                                --------   --------   --------
OTHER OPERATING EXPENSES
Salaries and other employee benefits (Note 14)                     5,312      4,868      4,760
Occupancy expense (Note 8)                                           846        755        717
Equipment expense (Note 8)                                           579        488        434
Other expenses (Note 12)                                           2,969      2,905      2,936
                                                                --------   --------   --------
Total other operating expenses                                     9,706      9,016      8,847
                                                                --------   --------   --------
Income before income tax expense                                   3,197      2,988      2,447
Income tax expense (Note 13)                                         862        862        726
                                                                --------   --------   --------
NET INCOME                                                      $  2,335   $  2,126   $  1,721
                                                                ========   ========   ========
NET INCOME PER COMMON SHARE (NOTE 17)
Basic                                                           $  16.20   $  15.52   $  12.94
Diluted                                                            15.52      15.52      12.55
                                                                ========   ========   ========
Basic average common shares outstanding                          133,654    132,646    127,854
Diluted average common shares outstanding                        139,511    132,646    132,129
                                                                --------   --------   --------
CASH DIVIDENDS DECLARED PER COMMON SHARE                        $   3.00   $   2.75   $   2.50
                                                                ========   ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                                               Accumulated
                                                                                                  Other
                                                        Common           Preferred  Retained  Comprehensive  Treasury
Dollars in thousands                                     Stock  Surplus    Stock    Earnings  (Loss) Income    Stock    Total
                                                        ------  -------  ---------  --------  -------------  --------  -------
BALANCE, DECEMBER 31, 2002                              $1,260   $  999    $1,047   $ 9,660      $   320       ($35)   $13,251
Comprehensive income:
Net income                                                  --       --        --     1,721           --         --      1,721
   Unrealized holding losses on securities
      arising during the period (net of tax of ($193))      --       --        --        --         (359)        --       (359)
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $5)             --       --        --        --            7         --          7
                                                                                                                       -------
Total comprehensive income                                                                                               1,369
Proceeds from issuance of common stock                      85       69        --        --           --         --        154
Purchase of treasury stock                                  --       --        --        --           --        (85)       (85)
Dividends paid on common stock                              --       --        --      (311)          --         --       (311)
Dividends paid on preferred stock                           --       --        --       (67)          --         --        (67)
                                                        ------   ------    ------   -------      -------       ----    -------
BALANCE, DECEMBER 31, 2003                               1,345    1,068     1,047    11,003          (32)      (120)    14,311
Comprehensive income:
Net income                                                  --       --        --     2,126           --         --      2,126
   Unrealized holding gains on securities
      arising during the period (net of tax of $78)         --       --        --        --          146         --        146
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $(5))           --       --        --        --           (8)        --         (8)
                                                                                                                       -------
Total comprehensive income                                                                                               2,264
Proceeds from issuance of common stock                      --       45        --        --           --        123        168
Purchase of treasury stock                                  --       --        --        --           --        (36)       (36)
Dividends paid on common stock                              --       --        --      (361)          --         --       (361)
Dividends paid on preferred stock                           --       --        --       (67)          --         --        (67)
                                                        ------   ------    ------   -------      -------       ----    -------
BALANCE, DECEMBER 31, 2004                               1,345    1,113     1,047    12,701          106        (33)    16,279
Comprehensive income:
Net income                                                  --       --        --     2,335           --         --      2,335
   Unrealized holding losses on securities
      arising during the period (net of tax of $698)        --       --        --        --       (1,010)        --     (1,010)
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $(27))          --       --        --        --          (69)        --        (69)
                                                                                                                       -------
Total comprehensive income                                                                                               1,256
Proceeds from issuance of preferred stock                                    8,190       --           --         --      8,190
Proceeds from issuance of common stock                      --        2        --        --           --         23         25
Purchase of treasury stock                                  --       --        --        --           --        (36)       (36)
Dividends paid on common stock                              --       --        --      (402)          --         --       (402)
Dividends paid on preferred stock                           --       --        --      (170)          --         --       (170)
                                                        ------   ------    ------   -------      -------       ----    -------
Balance, December 31, 2005                              $1,345   $1,115    $9,237   $14,464        ($973)      ($46)   $25,142
                                                        ======   ======    ======   =======      =======       ====    =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
IN THOUSANDS                                                                   2005        2004       2003
                                                                             --------   ---------   --------
OPERATING ACTIVITIES
Net income                                                                   $  2,335   $   2,126   $  1,721
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                  465         424        422
   Provision for loan losses                                                      126         213        129
   Premium amortization (discount accretion) on investment securities             118        (129)       217
   Amortization of intangible assets                                              120         120        120
   Net losses (gains) on securities transactions                                   96          13        (12)
   Net gains on sales of loans held for sale                                      (18)        (46)       (20)
Loans originated for sale                                                      (2,088)     (4,788)    (2,966)
Proceeds from sales and principal payments of loans held for sale               1,982       5,386      2,434
(Increase) decrease in accrued interest receivable                               (391)       (361)        91
Deferred taxes                                                                   (698)        346        (42)
Net increase in bank-owned life insurance                                         (46)        (93)      (147)
Decrease (increase) in other assets                                               950        (213)       (71)
(Decrease) increase in accrued expenses and other liabilities                    (305)      1,188       (287)
                                                                             --------   ---------   --------
Net cash provided by operating activities                                       2,646       4,186      1,589
                                                                             --------   ---------   --------
INVESTING ACTIVITIES
Increase in loans                                                             (19,758)    (27,801)   (22,605)
(Increase) decrease in interest-bearing deposits with banks                      (399)      2,855       (188)
Proceeds from maturities of investment securities available for sale,
   including principal payments and early redemptions                          64,944     226,086     34,607
Proceeds from maturities of investment securities held to maturity,
   including principal payments and early redemptions                           8,536       9,025     20,166
Proceeds from sales of investment securities available for sale                16,100         905      5,222
Purchases of investment securities available for sale                         (87,508)   (284,655)   (37,545)
Purchases of investment securities held to maturity                           (10,737)    (16,297)   (20,481)
Purchase of bank-owned life insurance                                              --          --     (1,000)
Purchases of premises and equipment                                              (814)       (409)      (263)
Decrease in other real estate owned, net                                           --         290         62
                                                                             --------   ---------   --------
Net cash used in investing activities                                         (29,636)    (90,001)   (22,025)
                                                                             --------   ---------   --------
FINANCING ACTIVITIES
Purchase of deposits                                                               --      80,704         --
Increase in deposits                                                           31,566       1,788     16,477
(Decrease) increase in short-term borrowings                                     (390)         40        890
Proceeds from issuance of long-term debt                                           --       4,000      4,500
Repayments of long-term debt                                                   (2,050)       (568)    (1,300)
Proceeds from issuance of common stock                                             25         168         --
Proceeds from issuance of preferred stock                                       8,190          --         --
Purchases of treasury stock                                                       (36)        (36)       (85)
Dividends paid on preferred stock                                                (170)        (67)       (67)
Dividends paid on common stock                                                   (402)       (361)      (311)
                                                                             --------   ---------   --------
Net cash provided by financing activities                                      36,733      85,668     20,104
                                                                             --------   ---------   --------
Net increase (decrease) in cash and cash equivalents                            9,743        (147)      (332)

Cash and cash equivalents at beginning of year                                 11,717      11,864     12,196
                                                                             --------   ---------   --------
Cash and cash equivalents at end of year                                     $ 21,460   $  11,717   $ 11,864
                                                                             ========   =========   ========
Cash paid during the year:
Interest                                                                     $  7,417   $   4,245   $  3,333
Income taxes                                                                      531         851        472

Supplemental schedule for noncash investing activities:
Conversion of long-term debt into common stock                                     --          --        154

See accompanying notes to consolidated financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of City National Bancshares Corporation (the "Corporation" or "CNBC") and its subsidiaries, City National Bank of New Jersey (the "Bank" or "CNB") City National Bank of New Jersey Capital Trust I and City National Bank of New Jersey Capital Trust II conform with U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. The following is a summary of the more significant policies and practices.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of CNBC and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the presentation of the Statement of Cash Flows, Cash and cash equivalents includes Cash and due from banks and Federal funds sold.

FEDERAL HOME LOAN BANK OF NEW YORK

The Bank, as a member of Federal Home Loan Bank of New York ("FHLB"), is required to hold shares of capital stock of the FHLB based on a specified formula. The FHLB implemented a new capital plan effective December 1, 2005. Overall, the plan better correlates member stock ownership with advance activity levels to provide sufficient capital to conservatively manage the business.

The key changes in the capital plan include: (1)new risk-based capital requirements, (2)membership capital requirements based on mortgage-related assets, (3)activity-based capital requirements for advances, and (4)a five-year waiting period for membership withdrawal. The new plan allows the Bank to use as eligible collateral for advances a higher level of mortgage-related assets and reduces the amount of the Bank's stock requirement.

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

The allowance for loan losses is maintained at a level determined adequate to provide for losses inherent in the portfolio. The allowance is increased by provisions charged to operations and recoveries of loans previously charged off and reduced by loan charge-offs. Generally, losses on loans are charged against the allowance for loan losses when it is believed that the collection of all or a portion of the principal balance is unlikely and the collateral is not adequate. The allowance is based on management's evaluation of the loan portfolio considering current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit and collateral situations.

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

BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation based upon estimated useful lives of three to 39 years, computed using the straight-line method. Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the leases or the estimated useful lives of the assets, whichever are shorter, using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred, while major replacements and improvements are capitalized. The net asset values of assets retired or disposed of are removed from the asset accounts and any related gains or losses are included in operations.

OTHER ASSETS

Other assets includes the Corporation's thirty-three percent ownership interest in a limited liability leasing company. The investment in the unconsolidated investee is carried on the equity method of accounting whereby the carrying value of the investment reflects the Corporation's initial cost of the investment and the Corporation's share of the leasing company's annual net income or loss.

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

CORE DEPOSIT PREMIUMS

The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period, its estimated useful life, and is reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." Amortization totaled $120,000 in 2005, 2004 and 2003, respectively.

The net discount recorded on the deposits purchased during 2004 is being accreted into income as a cost of funds adjustment on the related deposits over the estimated average life of such deposits. Additional premium amortization or discount accretion is recorded as an increase or decrease of amortization expense of core deposit intangibles for accounts that terminate their relationships earlier than expected.

LONG-TERM DEBT

The Corporation has sold $7 million of trust preferred securities through two wholly-owned statutory business trusts. Neither trust has independent assets or operations and both exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Corporation. The junior subordinate debentures, which are the sole assets of the trusts, are unsecured obligations of the Corporation and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation.

On December 10, 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), which replaced FIN 46. FIN 46R clarifies the applications of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R required the Corporation to de-consolidate its investments in the trusts recorded as long-term debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error
Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3."
(SFAS No. 154), which requires a corporation to apply voluntary changes in accounting principles retrospectively wherever it is practicable. The retrospective application requirement replaces the requirement in APB 20 to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net income during the period the change occurred. Retrospective application will be the required transition period for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting periods starting in the fiscal year beginning after December 15, 2005.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP FAS 115-1"). FSP FAS 115-1 addresses the determination as to whether an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company's assertion for one security would not call into question assertions made for the other impaired securities. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in reporting periods beginning after December 15, 2005. City National Bank does not expect the adoption of FSP FAS 115-1 to have a significant impact on its financial condition or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements in order to conform with the 2005 presentation.

NOTE 2 CASH AND DUE FROM BANKS

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $1,300,000 in 2005 and $1,123,000 in 2004.

NOTE 3 FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Federal funds sold averaged $23.6 million during 2005 and $21.1 million in 2004, while the maximum balance outstanding at any month-end during 2005, 2004 and 2003 was $39.1 million, $35.3 million and $28.4 million, respectively. There were no securities purchased under repurchase agreements in either 2005 or 2004. There were no such transactions outstanding at any month-end during 2005, 2004 or 2003.

NOTE 4 INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized    Market
2005 In thousands               Cost        Gains       Losses       Value
                             ---------   ----------   ----------   --------
U.S. Treasury securities
   and obligations of U.S.
   government agencies        $  3,831      $  8        $    8     $  3,831
Obligations of U.S.
   government sponsored
   entities                     29,328         8           437       28,899
Obligations of state and
   political subdivisions          943        55            --          998
Mortgage-backed
   securities                   70,834        51         1,249       69,636
Other debt securities            4,424        91            88        4,427
Equity securities:
   Marketable securities           589        --            31          558
   Nonmarketable
      securities                   115        --            --          115
   Federal Reserve Bank
      and Federal Home
      Loan Bank stock            1,261        --            --        1,261
                              --------      ----        ------     --------
Total                         $111,325      $213        $1,813     $109,725
                              ========      ====        ======     ========

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized    Market
2004 In thousands               Cost        Gains       Losses       Value
                             ---------   ----------   ----------   --------
U.S. Treasury securities
   and obligations of U.S.
   government agencies        $  2,091      $ --         $  1      $  2,090
Obligations of U.S.
   government sponsored
   entities                     18,272        34          115        18,191
Obligations of state and
   political subdivisions        1,267        98           --         1,365
Mortgage-backed securities      76,943       585          534        76,994
Other debt securities            4,421        90            1         4,510
Equity securities:
   Marketable securities           891        31           10           912
   Nonmarketable
      securities                   115        --           --           115
Federal Reserve Bank
   and Federal Home
   Loan Bank stock               1,089        --           --         1,089
                              --------      ----         ----      --------
Total                         $105,089      $838         $661      $105,266
                              ========      ====         ====      ========

The amortized cost and the market values of investments in debt securities available for sale as of December 31, 2005 and 2004 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                              Amortized    Market
In thousands                                     Cost       Value
                                              ---------   --------
Due within one year:
   U.S. Treasury securities and obligations
      of U.S. government agencies              $  2,083   $  2,081
   Obligation of U.S. government sponsored
      entities                                    6,191      6,184
Due after one year but within five years:
   Obligations of U.S. government sponsored
      entities                                    7,932      7,867
Due after five years but within ten years:
   U.S. Treasury securities and obligations
      of U.S. government agencies                   135        135
   Obligation of U.S. government sponsored
      entities                                    6,516      6,276
   Mortgage-backed securities                     5,722      5,550
   Obligations of state and political
      subdivisions                                  696        722
   Other debt securities                          1,000        912
Due after ten years:
   U.S. Treasury securities and obligations
      of U.S. government agencies                 1,613      1,615
   Obligation of U.S. government sponsored
      entities                                    8,689      8,572
   Mortgage-backed securities                    65,112     64,086
   Obligations of state and political
      subdivisions                                  247        276
   Other debt securities                          3,424      3,515
                                               --------   --------
Total debt securities                           109,360    107,791
Equity securities                                 1,965      1,934
                                               --------   --------
Total                                          $111,325   $109,725
                                               ========   ========

Sales of investment securities available for sale resulted in gross gains of $32,000, $39,000 and $24,000 and gross losses of $131,000, $53,000 and $21,000 in 2005, 2004 and 2003 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands    2005     2004     2003
               ------   ------   ------
Taxable        $4,567   $3,225   $1,936
Tax-exempt         67       71       92
               ------   ------   ------
Total          $4,634   $3,296   $2,028
               ======   ======   ======

Investment securities available for sale with a carrying value of $78,882,000 were pledged to secure U.S. government and municipal deposits at December 31, 2005.

Investment securities available for sale which have had continuous unrealized losses as of December 31, are set forth below

                                              Less than 12 Months          12 Months or More                 Total
                                           -------------------------   -------------------------   -------------------------
                                                            Gross                        Gross                       Gross
                                                          Unrealized                  Unrealized                  Unrealized
2005 In thousands                          Market Value     Losses     Market Value     Losses     Market Value     Losses
                                           ------------   ----------   ------------   ----------   ------------   ----------
U.S. Treasury securities and obligations
   of U.S. government agencies                $ 3,125        $  8         $    --        $ --         $ 3,125       $    8
Obligations of U.S. government sponsored
   entities                                    11,345         241           4,081         196          15,426          437
Mortgaged-backed securities                    37,079         710          17,469         539          54,548        1,249
Other debt securities                           1,000          --             912          88           1,912           88
Equity securities                                 558          31              --          --             558           31
                                              -------        ----         -------        ----         -------       ------
Total                                         $53,107        $990         $22,462        $823         $75,569       $1,813
                                              =======        ====         =======        ====         =======       ======

                                              Less than 12 Months          12 Months or More                 Total
                                           -------------------------   -------------------------   -------------------------
                                                             Gross                       Gross                       Gross
                                                          Unrealized                  Unrealized                  Unrealized
2004 In thousands                          Market Value     Losses     Market Value     Losses     Market Value     Losses
                                           ------------   ----------   ------------   ----------   ------------   ----------
U.S. Treasury securities and obligations
   of U.S. government agencies                $ 2,090        $ 98         $1,614         $ 34         $ 3,704        $132
Mortgaged-backed securities                    52,608         251          8,086          267          60,694         518
Other debt securities                             999           1             --           --             999           1
Equity securities                                   9           1             62            9              71          10
                                              -------        ----         ------         ----         -------        ----
Total                                         $55,706        $351         $9,762         $310         $65,468        $661
                                              =======        ====         ======         ====         =======        ====

The gross unrealized losses set forth above as of December 31, 2005 were attributable primarily to mortgage-backed securities, the market value of which has been negatively impacted by the higher interest rate environment. Management does not believe that any individual unrealized loss as of December 31, 2005 or 2004 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 5 INVESTMENT SECURITIES HELD TO MATURITY

The book and market values as of December 31 of investment securities held to maturity were as follows:

                                           Gross        Gross
                                Book    Unrealized   Unrealized    Market
2005 In thousands              Value       Gains       Losses      Value
                              -------   ----------   ----------   -------
U.S. Treasury securities
   and obligations of U.S.
   government agencies        $     8      $ --         $ --      $     8
Obligations of U.S.
   government sponsored
   entities                     9,000        --          224        8,776
Obligations of state and
   political subdivisions      21,563       293          146       21,710
Mortgage-backed securities      6,837        44          122        6,759
   Other debt securities        2,011       163           --        2,174
                              -------      ----         ----      -------
Total                         $39,419      $500         $492      $39,427
                              =======      ====         ====      =======

                                           Gross        Gross
                                Book    Unrealized   Unrealized    Market
2004 In thousands              Value       Gains       Losses      Value
                              -------   ----------   ----------   -------
U.S. Treasury securities
   and obligations of U.S.
   government agencies        $    15      $  1         $ --      $    16

Obligations of U.S.
   government sponsored
   entities                    12,097        15          156       11,956
Obligations of state and
   political subdivisions      14,344       469           21       14,792
Mortgage-backed securities      8,734       134           43        8,825
Other debt securities           2,014       276           --        2,290
                              -------      ----         ----      -------
Total                         $37,204      $895         $220      $37,879
                              =======      ====         ====      =======

During 2005, $6.7 million of Agency callable securities were redeemed by the issuers prior to maturity, resulting in gross gains of $3,000, while in 2004 $6.3 million of such securities were redeemed, resulting in gross gains of $1,000 and $15.6 million were redeemed in 2003 resulting in gross gains of $9,000.

The book value and the market value of investment securities held to maturity as of December 31, 2005 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                Book     Market
In thousands                                   Value     Value
                                              -------   -------
Due after one year but within five years:
   U.S. Treasury securities and obligations
      of U.S. government agencies             $     8   $     8
   Obligations of state and political
      subdivisions                                337       345
Due after five years but within ten years:
   Obligations of U.S. government sponsored
      entities                                  1,500     1,471
   Obligations of state and political
      subdivisions                              9,388     9,440
   Mortgage-backed securities                     440       441
   Other debt securities                        2,011     2,174
Due after ten years:
   Obligations of U.S. government sponsored
      entities                                  7,500     7,305
   Obligations of state and political
      subdivisions                             11,838    11,925

   Mortgage-backed securities                   6,397     6,318
                                              -------   -------
Total                                         $39,419   $39,427
                                              =======   =======

Interest and dividends on investment securities held to maturity was as follows:

In thousands    2005     2004     2003
               ------   ------   ------
Taxable        $1,140   $1,321   $1,331
Tax-exempt        625      402      322
               ------   ------   ------
Total          $1,765   $1,723   $1,653
               ======   ======   ======

Investment securities held to maturity with a carrying value of $12,325,000 were pledged to U.S. government and municipal deposit funds at December 31, 2005.

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

                                        Less than 12 Months           12 Months or More               Total
                                     -------------------------   -------------------------   -------------------------
                                                      Gross                       Gross                       Gross
                                                    Unrealized                  Unrealized                  Unrealized
2005 In thousands                    Market Value     Losses     Market Value     Losses     Market Value     Losses
                                     ------------   ----------   ------------   ----------   ------------   ----------
Obligations of U.S. government
   sponsored entities                   $ 4,921        $ 79          $3,855        $145         $ 8,776       $224
Obligations of state and political
   subdivisions                           9,531         133             183          13           9,714        146
Mortgage-backed securities                3,178          31           2,228          91           5,406        122
Other debt securities                        --          --              --          --              --         --
                                        -------        ----          ------        ----         -------       ----
Total                                   $17,630        $243          $6,266        $249         $23,896       $492
                                        =======        ====          ======        ====         =======       ====

                                              Less than 12 Months           12 Months or More               Total
                                           -------------------------   -------------------------   -------------------------
                                                            Gross                       Gross                       Gross
                                                          Unrealized                  Unrealized                  Unrealized
2004 In thousands                          Market Value     Losses     Market Value     Losses     Market Value     Losses
                                           ------------   ----------   ------------   ----------   ------------   ----------
U.S. Treasury securities and obligations
   of U.S. government agencies                $5,180          $59         $2,403         $ 97         $ 7,583        $156
Obligations of state and political
   subdivisions                                2,986           11            196           10           3,182          21
Mortgaged-backed securities                      883           10          2,554           33           3,437          43
                                              ------          ---         ------         ----         -------        ----
Total                                         $9,049          $80         $5,153         $140         $14,202        $220
                                              ======          ===         ======         ====         =======        ====

Management does not believe that any individual unrealized loss as of December 31, 2005 or 2004 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 6 LOANS

Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands             2005       2004
                       --------   --------
Commercial             $ 22,536   $ 16,450
Real estate             155,711    142,085
Installment               1,261      1,171
Total loans             179,508    159,706
Less:Unearned income        291        347
                       --------   --------
Loans                  $179,217   $159,359
                       ========   ========

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                           2005     2004
                                      ------   ------
Nonaccrual loans                      $1,848   $  991
Loans with interest or principal 90
   days or more past due and still
   accruing                              168      222
                                      ------   ------
Total nonperforming loans             $2,016   $1,213
                                      ======   ======

The effect of nonaccrual loans on income before taxes is presented below.

In thousands               2005   2004   2003
                           ----   ----   ----
Interest income foregone   $(56)  $(42)  $(54)
Interest income received    162     88     45
                           ----   ----   ----
                           $106   $ 46   $ (9)
                           ====   ====   ====

Nonperforming assets are generally well secured by residential and small commercial real estate. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 2005 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. The borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

There were no impaired loans at December 31, 2005, or at December 31, 2004.

NOTE 7 ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

In thousands                                  2005     2004     2003
                                             ------   ------   ------
Balance, January 1                           $2,200   $2,200   $2,100
Provision for loan losses                       126      213      129
Recoveries of loans previously charged off       58       32      178
                                             ------   ------   ------
                                              2,384    2,445    2,407
Less: Charge-offs                                84      245      207
                                             ------   ------   ------
Balance, December 31                         $2,300   $2,200   $2,200
                                             ======   ======   ======

NOTE 8 PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

In thousands                                       2005     2004
                                                  ------   ------
Land                                              $  476   $  476
Premises                                           1,892    1,892
Furniture and equipment                            3,869    3,582
Leasehold improvements                             3,222    2,698
                                                  ------   ------
Total cost                                         9,459    8,648
Less: Accumulated depreciation and amortization    5,117    4,655
                                                  ------   ------
Total premises and equipment                      $4,342   $3,993
                                                  ======   ======

Depreciation and amortization expense charged to operations amounted to $465,000, $424,000, and $422,000 in 2005, 2004, and 2003, respectively.

NOTE 9 DEPOSITS

Deposits at December 31 are presented below.

In thousands                           2005       2004
                                     --------   --------
Noninterest bearing:
   Demand                            $ 31,492   $ 28,460
   Savings                                194        694
                                     --------   --------
Total noninterest bearing deposits     31,686     29,154
                                     --------   --------
Interest bearing:
   Savings                             32,499     32,920
   Money market                        94,128     72,384
   Super-NOW                           28,411     22,928
   Time                               125,705    123,477
                                     --------   --------
Total interest bearing deposits       280,743    251,709
                                     --------   --------
Total deposits                       $312,429   $280,863
                                     ========   ========

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                 2005      2004
                                           -------   -------
Three months or less                       $23,525   $20,618
Over three months but within six months     11,105    12,433
Over six months but within twelve months    10,107     8,689
Over twelve months                          16,759    14,139
                                           -------   -------
Total deposits                             $61,496   $55,879
                                           =======   =======

Interest expense on certificates of deposits of $100,000 or more was $918,000, $894,000 and $438,000 in 2005, 2004 and 2003, respectively.

On June 25, 2004, the Bank purchased the money market and time deposit portfolios of two financial institutions totalling $80.7 million. The portfolios were purchased at a net discount of $1.9 million, of which $284,000 remained at December 31, 2005.

NOTE 10 SHORT-TERM BORROWINGS

Information regarding short-term borrowings at December 31, is presented below.

                                              Average
                                             Interest               Average   Maximum
                                              Rate on    Average   Interest   Balance
                                    Decem-    Decem-     Balance     Rate      at any
                                    ber 31    ber 31     During     During     Month-
Dollars in thousands               Balance    Balance   the Year   the Year     End
                                   -------   --------   --------   --------   -------
2005
Federal funds purchased              $ --       --%      $1,333      3.65%    $ 9,200
Securities sold under repurchase
   agreements                         540      .50%         588      3.47       3,254
Demand note issued to the U.S.
   Treasury                            --       --          553      2.82       6,000
                                     ----      ---       ------      ----     -------
Total                                $540      .50%      $2,474      3.42%    $18,454
                                     ====      ===       ======      ====     =======
2004
Federal funds purchased              $ --       --%      $   --        --%    $    --
Securities sold under repurchase
   agreements                         930      .30           60       .28       1,560
Demand note issued to the U.S.
   Treasury                            --       --          695      1.15         813
                                     ----      ---       ------      ----     -------
Total                                $930      .30%      $  755      1.06%    $ 2,373
                                     ====      ===       ======      ====     =======

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $7,743,000. There was no balance outstanding under the note at December 31, 2005.

The Corporation has borrowing lines totalling $8 million at December 31, 2005 with the Federal Home Loan Bank and various correspondent banks which were unused at December 31, 2005 and 2004.

NOTE 11 LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:

In thousands                                  2005      2004
                                            -------   -------
FHLB convertible advances due from
   April 7, 2008 through October 4, 2010    $11,700   $13,200
5.25% capital note, due December 28, 2005        --       450
5.00% capital note, due July 1, 2008            300       400
6.00% capital note, due December 28, 2010       500       500
7.00% note, due January 1, 2014               1,000     1,000
8.00% capital note, due May 6, 2017             200       200
Subordinated debt                             7,000     7,000
                                            -------   -------
Total                                       $20,700   $22,750
                                            =======   =======

Interest is payable quarterly on the FHLB advances. The advances bear fixed interest rates ranging from 2.56% to 6.15% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.

Interest is payable semiannually on the 5.00% capital note with principal payments continuing annually until July, 2008.

Interest is payable quarterly on the 6.00% capital note with principal payments commencing annually in December, 2006 and continuing until December, 2010.

The 7% note payable on January 1, 2014 is payable in quarterly installments of $31,250 commencing January 1, 2006, with interest only payable quarterly from April 1, 2002 to January 1, 2006. The debt is secured by 5,090 shares of the authorized but unissued shares of CNB common stock.

Interest is payable on the 8.00% capital note semiannually through May 6, 2017, at which time the entire principal balance is due. The note is renewable at the option of the Corporation for an additional fifteen years at the prevailing rate of interest.

Scheduled repayments on long-term debt are as follows:

In thousands    Amount
               -------
2006           $   325
2007             1,825
2008             7,825
2009             1,600
2010             2,125
Thereafter       7,000
               -------
Total          $20,700
               =======

In July 2002, CNB issued $3 million in subordinated debentures to an unconsolidated subsidiary trust, based on the current three month LIBOR rate, plus 3.65%. The rate in effect at December 31, 2005 was 7.80%.

In March 2004, City National Bancshares Corporation issued $4 million of subordinated debentures to an unconsolidated subsidiary trust, based on the current three-month LIBOR rate, plus 2.79%. The rate in effect at December 31, 2005 was 7.29%.

Both debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.

The Corporation has borrowing lines with the Federal Home Loan Bank totaling $17 million, of which $11.7 million and $13.2 million was used and outstanding at December 31, 2005 and 2004, respectively.

NOTE 12 OTHER OPERATING INCOME AND EXPENSES

The following table presents the major items of other operating income and expenses:

In thousands                           2005     2004     2003
                                      ------   ------   ------
OTHER INCOME
Agency fees on commercial loans       $  377   $  385   $  326
Income from off-site ATM's               316      324      235
Earnings on cash surrender value of
   life insurance                        179      212      187
Undistributed income (loss) from
   unconsolidated investee              (208)     (45)     300
Miscellaneous other income               416      489      345
                                      ------   ------   ------
Total other income                    $1,080   $1,365   $1,396
                                      ======   ======   ======
OTHER EXPENSES
Data processing                       $  375   $  322   $  292
Professional fees                        351      337      259
Marketing expense                        397      242      270
Merchant card charges                    228      146       74
Communication expense                    128      124      136
Credit card loss                          --       --      295
Credit card loss recovery               (217)      --       --
Miscellaneous other expenses           1,707    1,734    1,610
                                      ------   ------   ------
Total other expenses                  $2,969   $2,905   $2,936
                                      ======   ======   ======

During 2005, the Bank received an award of $130,000 from the CDFI fund, of which $40,000 was attributable to the Bank's lending efforts and $90,000 was attributable to purchasing long-term deposits from banks in low-income areas. The $40,000 award was recorded as other income because the related loans were originated and repaid in 2003, while the $90,000 award is being recorded as interest income, representing yield enhancement on the lives of the deposits through 2006. No awards were received in 2004.

During 2003, the Bank received an award of $513,000 from the fund, of which $450,000 was attributable to the Bank's lending efforts and $18,000 was attributable to purchasing long-term deposits from banks in low-income areas. An additional $45,000 was received in 2003 for opening a branch in a low-income community. The loan and deposit awards received in 2003 awards are being recorded as interest income, representing yield enhancement on the lives of the loans and deposits through 2006.

During 2005, 2004 and 2003, $20,000, $199,000 and $386,000 respectively, was recorded as interest income on deposits with banks as a yield enhancement. An additional $54,000, $345,000 and $94,000 was recorded as interest income on loans as a yield enhancement during 2005, 2004 and 2003, respectively.

NOTE 13 INCOME TAXES

The components of income tax expense are as follows:

In thousands                  2005    2004   2003
                             ------   ----   ----
CURRENT EXPENSE
Federal                      $  922   $215   $574
State                           297    105    194
                             ------   ----   ----
                              1,219    320    768
                             ------   ----   ----
DEFERRED EXPENSE (BENEFIT)
Federal                        (265)   479    (36)
State                           (92)    63     (6)
                               (357)   542    (42)
                             ------   ----   ----
Total income tax expense     $  862   $862   $726
                             ======   ====   ====

Not included in the above table is deferred income tax expense (benefit) of $(698,000), $78,000 and $(193,000) for 2005, 2004 and 2003, respectively, which represents the deferred income tax expense (benefit) included in accumulated other comprehensive income on the net unrealized gains (losses) of securities available for sale.

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                                 2005     2004     2003
                                            ------   ------   -----
Federal income tax at statutory rate        $1,087   $1,016   $ 832
Increase (decrease) in income tax expense
   resulting from:
State income tax expense, net of federal
   benefit                                     135      111     124
Tax-exempt income                             (351)    (233)   (171)
Life insurance                                 (45)     (56)    (59)
Other, net                                      36       24      --
                                            ------   ------   -----
Total income tax expense                    $  862   $  862   $ 726
                                            ======   ======   =====

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                                  2005     2004
                                             ------   ------
DEFERRED TAX ASSETS
Unrealized losses on investment securities
   available for sale                        $  627   $   --
Allowance for loan losses                       684      545
Premises and equipment                           84       59
Deposit intangible                               93       73
Deferred compensation                           734      558
Deferred income                                 114       80
Other assets                                     59      150
                                             ------   ------
Total deferred tax asset                      2,395    1,465
                                             ======   ======
DEFERRED TAX LIABILITIES
Investment in partnership                       323      377
Unrealized gains on investment securities
   available for sale                            --       71
Total deferred tax liabilities                  323      448
                                             ------   ------
Net deferred tax asset                       $2,072   $1,017
                                             ======   ======

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

NOTE 14 BENEFIT PLANS

Savings plan

The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $72,000 in 2005, $12,000 in 2004 and $66,000 in 2003. Forfeited contributions were used to fund part of the 2004 savings plan contributions.

Bonus plan

The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2005, 2004 and 2003 amounted to $333,000, $205,000, and $170,000, respectively.

Nonqualified benefit plans

The Bank maintains a supplemental executive retirement plan ("SERP"), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $231,000 in 2005, $164,000 in 2004 and $147,000 in 2003. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $56,000 in 2005, $44,000 in 2004 and $52,000 in 2003.

Benefits under both plans are funded through bank-owned life insurance policies. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policies. Such increases are included in "Other income" and totalled $179,000 in

2005, $212,000 in 2004 and $187,000 in 2003, while the related life insurance expense was $46,000 in 2005, $45,000 in 2004 and $40,000 in 2003.

Stock options

No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2005, 2004 and 2003.

NOTE 15 PREFERRED STOCK

The Corporation is authorized to issue noncumulative perpetual preferred stock in one or more series, with no par value. Shares of preferred stock have preference over the Corporation's common stock with respect to the payment of dividends and liquidation rights. Different series of preferred stock may have different stated or liquidation values as well as different rates. Dividends are paid annually.

Set forth below is a summary of the Corporation's preferred stock issued and outstanding.

                                                             December 31,
            Year    Dividend    Stated       Number    -----------------------
           Issued     Rate       Value     of Shares      2005         2004
           ------   --------   ---------   ---------   ----------   ----------
Series A    1996      6.00%     $ 25,000         8     $  200,000   $  200,000
Series C    1996      8.00           250       108         27,000       27,000
Series D    1997      6.50           250     3,280        820,000      820,000
Series E    2005      6.00        50,000        28      1,400,000           --
Series F    2005      8.53     7,000,000     7,000      6,790,000           --
                                                       ----------   ----------
                                                       $9,237,000   $1,047,000
                                                       ==========   ==========

The Series E shares are convertible at any time into 333 shares of common stock of the Corporation, and are redeemable any time by the Corporation after 2008 at liquidation value. The Series F shares are redeemable after 2010 by the Corporation at a declining premium until 2020, at which time the shares are redeemable at par.

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

Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Under this limitation, $4,380,000 was available for the payment of dividends to the parent corporation at December 31, 2005.

NOTE 17 NET INCOME PER COMMON SHARE

The following table presents the computation of net income per common share.

In thousands, except per share data      2005       2004       2003
                                       --------   --------   --------
Net income                             $  2,335   $  2,126   $  1,721
Dividends on preferred stock               (170)       (67)       (67)
                                       --------   --------   --------
Net income applicable to basic
   common shares                          2,165      2,059      1,654
Interest expense on convertible
   subordinated debentures, net of
   income taxes                              --         --          4
Net income applicable to diluted       --------   --------   --------
   common shares                       $  2,165   $  2,059   $  1,658
                                       ========   ========   ========

NUMBER OF AVERAGE COMMON SHARES

Basic                                   133,654    132,646    127,854
                                       --------   --------   --------
Diluted:
   Average common shares outstanding    133,654    132,646    127,854
   Average potential dilutive common
   shares                                 5,857         --      4,275
                                       --------   --------   --------
                                        139,511    132,646    132,129
                                       ========   ========   ========
NET INCOME PER COMMON SHARE
Basic                                  $  16.20   $  15.52   $  12.94
Diluted                                   15.52      15.52      12.55

NOTE 18 RELATED PARTY TRANSACTIONS

Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2005 and 2004. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $2,599,000 and $1,373,000 at December 31, 2005 and 2004, respectively. The highest amount of such indebtedness during 2005 and 2004 was $2,599,000 and $1,373,000, respectively. During 2005, new loans totalled $1,261,000 and paydowns totalled $35,000. All related party loans were performing as of December 31, 2005.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2005 and 2004.

CASH, SHORT-TERM INVESTMENTS AND INTEREST-BEARING DEPOSITS WITH BANKS

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

LOANS HELD FOR SALE

The fair value for loans held for sale is based on estimated secondary market prices.

DEPOSIT LIABILITIES

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2005 and 2004. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

LONG-TERM DEBT

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2005 and 2004.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

                                          2005                 2004
                                        Carrying     Fair    Carrying     Fair
In thousands                              Value     Value      Value      Value
                                        --------   -------   --------   --------
FINANCIAL ASSETS
Cash and other short-term Investments   $ 21,460    21,460   $ 11,717   $ 11,717
Interest-bearing deposits with banks       1,260     1,260        861        861
Investment securities AFS                109,725   109,725    105,266    105,266
Investment securities HTM                 39,419    39,427     37,204     37,879
Loans                                    176,793   173,273    157,159    153,142
Loans held for sale                          124       124         --         --

FINANCIAL LIABILITIES
Deposits                                 312,429   291,914   $280,863   $272,761
Short-term borrowings                        540       540        930        930
Long-term debt                            20,700    20,955     22,750     23,649

NOTE 20 COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

At December 31, 2005 the Bank was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and the cost of living index. These leases, most of which have renewal provisions, are considered operating leases. Minimum rentals under the terms of these leases for the years 2006 through 2010 are $268,000, $248,000, $231,000, $234,000, and $240,000 respectively. Payments due thereafter totalled $1,026,000.

Rental expense under the leases amount to $202,000, $163,000 and $131,000 during 2005, 2004 and 2003 respectively.

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

At December 31, 2005 and 2004 the Bank had mortgage commitments of $46,144,000 and $27,077,000, unused commercial lines of credit of $37,968,000 and $41,206,000, and $589,000 and $761,000 of other loan commitments, respectively. There were no financial standby letters of credit outstanding at December 31, 2005, while $100,000 was outstanding at December 31, 2004.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

NOTE 22 PARENT COMPANY INFORMATION

Condensed financial statements of the parent company only are presented below.

CONDENSED BALANCE SHEET

                                                December 31,
                                             -----------------
In thousands                                   2005      2004
                                             -------   -------
               Assets
Cash and cash equivalents                    $    60   $    88
Investment securities available for sale          --       365
Investment in subsidiary                      21,163    20,706
Due from subsidiary                           13,190     4,963
Other assets                                     125        12
                                             -------   -------
Total assets                                 $34,538   $26,134
                                             =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                            $   179   $    88
Notes payable                                  2,000     2,550
Subordinated debt                              7,217     7,217
                                             -------   -------
Total liabilities                              9,396     9,855
Stockholders' equity                          25,142    16,279
                                             -------   -------
Total liabilities and stockholders' equity   $34,538   $26,134
                                             =======   =======

CONDENSED STATEMENT OF INCOME

                                  Year Ended December 31,
                                 ------------------------
In thousands                      2005     2004     2003
                                 ------   ------   ------
INCOME
Interest income                  $    3   $   13   $   23
Dividends from subsidiaries         850      767      561
Interest from subsidiaries          551      186       56
                                 ------   ------   ------
Total income                      1,404      966      640
                                 ------   ------   ------

EXPENSES
Interest expense                    626      484      356
Other operating expenses              3        6        5
Net (gains) losses on sales of
   investment securities            (32)      34        7
Income tax benefit                  (15)     (89)     (95)
                                 ------   ------   ------
Total expenses                      582      367      259
                                 ------   ------   ------

INCOME BEFORE EQUITY IN
UNDISTRIBUTED
   income of subsidiaries           822      599      381
Equity in undistributed income
   of subsidiaries                1,513    1,527    1,340
                                 ------   ------   ------
Net income                       $2,335   $2,126   $1,721
                                 ======   ======   ======

CONDENSED STATEMENT OF CASH FLOWS

                                                Year Ended December 31,
                                              --------------------------
In thousands                                    2005      2004     2003
                                              -------   -------   ------
OPERATING ACTIVITIES
Net income                                    $ 2,335   $ 2,126   $1,721
Adjustments to reconcile net income
   to cash used in operating activities:
   Discount accretion amortization
   on investment securities                        --        --       (1)
Net (gains) losses on sales of investment
   securities                                     (32)      (34)      (7)
Equity in undistributed income of
   subsidiary                                  (1,513)   (1,527)  (1,340)
(Increase) decrease in other assets              (113)       39       39
Increase (decrease) in other liabilities           91        13      (38)
                                              -------   -------   ------
Net cash provided by operating activities         768       617      374
                                              -------   -------   ------

INVESTING ACTIVITIES
Proceeds from sales and maturities of
   investment securities available for sale
   including principal payments                   652       977    1,214
Proceeds from maturities of investment
   securities held to maturity including
   principal payments                              --       174      151
Purchases of investment securities
   available for sale                            (293)       (5)    (964)
Purchases of investment securities
   held to maturity                                --      (900)      --
Decrease (increase) in investment in
   subsidiaries                                    15      (252)    (174)
(Increase) decrease in loans to
   subsidiaries                                (8,227)   (3,962)     104
                                              -------   -------   ------
Net cash (used in) provided by investing
   activities                                  (7,853)   (3,968)     331
                                              -------   -------   ------

FINANCING ACTIVITIES
Increase in subordinated debt                      --     4,124       --
Decrease in notes payable                        (550)     (475)    (300)
Proceeds from issuance of preferred stock       8,190        --       --
Proceeds from issuance of common stock             25       168       --
Purchases of treasury stock                       (36)      (36)     (85)
Dividends paid                                   (572)     (428)    (378)
                                              -------   -------   ------
Net cash provided by (used in) financing
   activities                                   7,057     3,353     (763)
                                              -------   -------   ------
(Decrease) increase in cash and
   cash equivalents                               (28)        2      (58)
Cash and cash equivalents at
   beginning of year                               88        86      144
                                              -------   -------   ------
Cash and cash equivalents at
   end of year                                $    60   $    88   $   86
                                              =======   =======   ======

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

Management believes that, as of December 31, 2005 both City National Bancshares and City National Bank meet all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized City National Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed City National Bank's capital classification.

The following is a summary of City National Bank's actual capital amounts and ratios as of December 31, 2005 and 2004, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

                                FDIC REQUIREMENTS

                                             MINIMUM CAPITAL
                                    MINIMUM CAPITAL FOR CLASSIFICATION
                         -------------------------------------------------------
                           BANK ACTUAL         ADEQUACY      AS WELL-CAPITALIZED
                         ---------------   ---------------   -------------------
In thousands              AMOUNT   RATIO    AMOUNT   RATIO      AMOUNT   RATIO
                         -------   -----   -------   -----     -------   -----
December 31, 2005
   Leverage (Tier 1)
      capital            $21,381    5.72%  $ 8,511   4.00%     $10,639    5.00%
   Risk-based capital:
      Tier 1              21,381   10.06     8,511   4.00       10,639    5.00
      Total               23,681   11.14    17,022   8.00       21,277   10.00
December 31, 2004
   Leverage (Tier 1)
      capital             19,771    5.80    10,699   4.00       10,699    5.00
   Risk-based capital:
      Tier 1              19,771   10.91     7,145   4.00        7,530    6.00
      Total               21,971   12.13    14,286   8.00       12,549   10.00

The Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2002 and 2004. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2005, assuming the Corporation was not allowed to include the trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts.

NOTE 24  SUMMARY OF QUARTERLY FINANCIAL INFORMATION

(unaudited)                                      2005
                                -------------------------------------
Dollars in thousands,            First     Second    Third     Fourth
   except per share data        Quarter   Quarter   Quarter   Quarter
------------------------        -------   -------   -------   -------
Interest income                  $4,221   $4,419     $4,507   $5,026
Interest expense                  1,541    1,643      1,856    2,240
                                 ------   ------     ------   ------
Net interest income               2,680    2,776      2,651    2,786
Provision for loan losses            40       37         15       34
Net gains (losses) on sales
   of investment securities          27      (54)         4      (73)
Other operating income              623      589        587      433
Other operating expenses          2,303    2,268      2,479    2,656
                                 ------   ------     ------   ------
Income before income
   tax expense                      987    1,006        748      456
Income tax expense                  301      295        197       69
                                 ------   ------     ------   ------
Net income                          686      711        551      387
                                 ======   ======     ======   ======
Net income per share- basic      $ 4.64   $ 5.31     $ 4.12   $ 2.13
                                 ======   ======     ======   ======
Net income per share- diluted    $ 4.58   $ 5.10     $ 3.92   $ 1.99
                                 ======   ======     ======   ======

                                                2004
                               -------------------------------------
Dollars in thousands,           First     Second    Third     Fourth
 except per share data         Quarter   Quarter   Quarter   Quarter
----------------------         -------   -------   -------   -------
Interest income                 $3,206    $3,391    $3,750   $4,064
Interest expense                   838       957     1,467    1,505
                                ------    ------    ------   ------
Net interest income              2,368     2,434     2,283    2,559
Provision for loan losses          126        42        27       18
Net (losses) gains on sales
   of investment securities          4         9         2      (28)
Other operating income             573       663       696      654
Other operating expenses         2,196     2,174     2,276    2,370
                                ------    ------    ------   ------
Income before income
   tax expense                     623       890       678      797
Income tax expense                 197       268       185      212
                                ------    ------    ------   ------
Net income                      $  426    $  622    $  493   $  585
                                ======    ======    ======   ======
Net income per share- basic     $ 2.73    $ 4.73    $ 3.68   $ 4.37
                                ======    ======    ======   ======
Net income per share-diluted    $ 2.73    $ 4.73    $ 3.68   $ 4.37
                                ======    ======    ======   ======

Net income per share data has been revised for 2004 and for the first, second and third quarters of 2005. For these periods the Corporation had accrued the dividends to be paid on preferred stock. SFAS No. 128, "Earnings per Share" (FAS
128) requires that net income available to common shareholders be computed by deducting from net income dividends declared in the period, not accrued, on preferred stock. In addition, during 2005, the Corporation issued convertible preferred stock. FAS 128 requires that the dilutive effect of convertible securities be reflected in net income per share by applying the if-converted method. The Corporation had not applied the if-converted method in calculating net income per share for the first, second and third quarters of 2005. The Corporation has concluded that these adjustments are immaterial to the financial statements on both a qualitative and quantitative basis for previously issued quarterly financial statements. Accordingly, the adjustments have been made in the current period financial statements.

Additionally, during the fourth quarter of 2005, the Corporation recorded in "Other income" an $35,000 loss associated with a cumulative adjustment to reflect the Bank's proportionate share of its equity investee's losses for the nine-month period ended September 30, 2005.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
City National Bancshares Corporation:

We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP
-----------------------
Short Hills, New Jersey
April 14, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during 2005.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2006.

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

     (3)(f) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit (3)(f) to the Corporation's Quarterly Report on Form 10-Q for quarter ended September 30, 2005).

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

     (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 5, 2003 (incorporated herein by reference to Exhibit 10(b) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003).

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

     (10)(l) Purchase and Assumption Agreement dated as of March 31, 2004 by and between Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank. (incorporated by reference to Exhibit 10(l) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

     (11) Statement regarding computation of per share earnings. The required information is included on page 27.

     (21) Subsidiaries of the registrant. The required information is included on page 3.

     (31)      Certificate of Periodic Report (302).

     (32)      Certificate of Periodic Report (906).

         (c) No reports on Form 8-K were filed during the quarter ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      CITY NATIONAL BANCSHARES CORPORATION


By: /s/ Louis E. Prezeau                By: /s/ Edward R. Wright
    ---------------------------------       ------------------------------------
    Louis E. Prezeau                        Edward R. Wright
    President and Chief                     Chief Financial Officer
    Executive Officer                       and Principal Accounting Officer

Date: March 23, 2006                    Date: March 23, 2006

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

Signature                               Title                      Date
---------                               -----                      ----


/s/ Douglas E. Anderson                 Director                   March 23, 2006
-------------------------------------
Douglas E. Anderson


/s/ Barbara Bell Coleman                Director                   March 23, 2006
-------------------------------------
Barbara Bell Coleman


/s/ Eugene Giscombe                     Director,                  March 23, 2006
-------------------------------------   Chairperson of the Board
Eugene Giscombe


/s/ Louis E. Prezeau                    Director,                  March 23, 2006
-------------------------------------   President and Chief
Louis E. Prezeau                        Executive Officer


/s/ Lemar C. Whigham                    Director                   March 23, 2006
-------------------------------------
Lemar C. Whigham


/s/ H. O'Neil Williams                  Director                   March 23, 2006
-------------------------------------
H. O'Neil Williams