Form 10-Q
period 2006-03-31
CITY NATIONAL BANCSHARES CORP
filed 2006-05-15
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Securities Registered Pursuant to Section 12(g) of the Act: _______

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large filer       Accelerated filer       Non-accelerated filer   X
            -----                   -----                       -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 25, 2006 was approximately $5,759,810.

There were 133,606 shares of common stock outstanding at May 7, 2006.

Index                                                                       Page
-----                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
         December 31, 2005...............................................     3

         Consolidated Statements of Income (Unaudited) for the Three
         Months Ended March 31, 2006 and 2005............................     4

         Consolidated Statements of Cash Flows (Unaudited) for the Three
         Months Ended March 31, 2006 and 2005............................     5

         Notes to Consolidated Financial Statements (Unaudited)..........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    12

Item 4.  Controls and Procedures.........................................    12

PART II OTHER INFORMATION................................................    13

Item 1.  Legal proceedings...............................................    13

Item 1a. Risk Factors....................................................    13

Item 6.  Exhibits and Reports on Form 8-K................................    13

Signatures...............................................................    15

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                   March 31,   December 31,
Dollars in thousands, except per share data                           2006         2005
                                                                   ---------   ------------
ASSETS

Cash and due from banks                                            $  6,661      $  6,260
Federal funds sold                                                   21,900        15,200
Interest bearing deposits with banks                                  1,257         1,260
Investment securities available for sale                            105,376       109,725
Investment securities held to maturity (Market value of $42,427
   at March 31, 2006 and $39,427 at December 31,2005 )               42,717        39,419
Loans held for sale                                                      --           124
Loans                                                               183,901       179,093
Less: Allowance for loan losses                                       2,165         2,165
                                                                   --------      --------
Net loans                                                           181,736       176,928
                                                                   --------      --------
Premises and equipment                                                4,262         4,342
Accrued interest receivable                                           1,933         1,917
Bank-owned life insurance                                             3,906         3,870
Other assets                                                          5,288         4,496
                                                                   --------      --------
TOTAL ASSETS                                                       $375,036      $363,541
                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                          $ 43,255      $ 31,492
   Savings                                                          152,013       155,232
   Time                                                             127,091       125,705
                                                                   --------      --------
Total deposits                                                      322,359       312,429
Accrued expenses and other liabilities                                5,700         4,730
Short-term borrowings                                                 1,324           540
Long-term debt                                                       20,700        20,700
                                                                   --------      --------
Total liabilities                                                   350,083       338,399

Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value: Authorized 100,000 shares;
      Series A, issued and outstanding 8 shares in 2006 and 2005        200           200
      Series C, issued and outstanding 108 shares in 2006
         and 2005                                                        27            27
      Series D, issued and outstanding 3,280 shares in 2006
         and 2005                                                       820           820
   Preferred stock, no par value, perpetual noncumulative:
      Authorized 200 shares;
      Series E, issued and outstanding 29 shares in 2006 and
         28 shares in 2005                                            1,450         1,400
   Preferred stock, no par value, perpetual noncumulative:
      Authorized 7,000 shares;
      Series F, issued and outstanding 7,000 shares in 2006
         and 2005                                                     6,790         6,790
   Common stock, par value $10: Authorized 400,000 shares;
      134,530 shares issued in 2006 and 2005
      133,606 shares outstanding in 2006 and 133,650 shares
         outstanding in 2005                                          1,345         1,345
   Surplus                                                            1,115         1,115
   Retained earnings                                                 14,770        14,464
   Accumulated other comprehensive loss                              (1,502)         (973)
   Treasury stock, at cost - 924 and 880 common shares in 2006
      and 2005, respectively                                            (62)          (46)
                                                                   --------      --------
Total stockholders' equity                                           24,953        25,142
                                                                   --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $375,036      $363,541
                                                                   ========      ========

See accompanying notes to unaudited consolidated financial statements
                                        3

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                   2006       2005
                                                            --------   --------
INTEREST INCOME
Interest and fees on loans                                  $  3,081   $  2,503
Interest on Federal funds sold and securities
   purchased under agreements to resell                          379        197
Interest on deposits with banks                                   20          5
Interest and dividends on investment securities:
   Taxable                                                     1,472      1,345
   Tax-exempt                                                    250        171
                                                            --------   --------
Total interest income                                          5,202      4,221
                                                            --------   --------

INTEREST EXPENSE
Interest on deposits                                           2,126      1,245
Interest on short-term borrowings                                  7          2
Interest on long-term debt                                       313        294
                                                            --------   --------
Total interest expense                                         2,446      1,541
                                                            --------   --------
Net interest income                                            2,756      2,680
Provision for loan losses                                         --         40
                                                            --------   --------
Net interest income after provision for loan losses            2,756      2,640
                                                            --------   --------

OTHER OPERATING INCOME
Service charges on deposit accounts                              289        292
Agency fees on commercial loans                                   95        104
Other income                                                     159        227
Net (losses) gains on sales of investment securities             (16)        27
                                                            --------   --------
Total other operating income                                     527        650
                                                            --------   --------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                           1,376      1,241
Occupancy expense                                                234        194
Equipment expense                                                137        134
Data processing expense                                           82         81
Other expenses                                                   680        653
                                                            --------   --------
Total other operating expenses                                 2,509      2,303
                                                            --------   --------
Income before income tax expense                                 774        987
Income tax expense                                               186        301
                                                            --------   --------
NET INCOME                                                  $    588   $    686
                                                            ========   ========

NET INCOME PER SHARE
Basic                                                       $   2.28   $   4.64
Diluted                                                         2.28       4.58
                                                            ========   ========
Basic average common shares outstanding                      133,606    133,534
Diluted average common shares outstanding                    133,606    135,192
                                                            ========   ========

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -------------------
IN THOUSANDS                                              2006       2005
                                                        --------   --------
OPERATING ACTIVITIES
Net income                                              $    588   $    686
Adjustments to reconcile net income to net cash from
   operating activities:
   Depreciation and amortization                             119        114
   Provision for loan losses                                  --         40
   Premium amortization (discount accretion) of
      investment securities                                   48        (11)
   Amortization of intangible assets                          30         30
   Net losses (gains) on securities transactions              16        (27)
   Net gains on sales of loans held for sale                  (9)        (1)
Loans originated for sale                                 (1,101)       (62)
Proceeds from sales and principal payments from
   loans held for sale                                     1,234         63
(Increase) decrease in accrued interest receivable           (16)        27
Deferred taxes                                              (338)       483
(Increase) decrease in bank-owned life insurance             (36)        54
Increase in other assets                                    (146)      (852)
Increase in accrued expenses and other liabilities           970      1,664
                                                        --------   --------
Net cash provided by operating activities                  1,359      2,208
                                                        --------   --------

INVESTING ACTIVITIES
Increase in loans, net                                    (4,808)    (2,674)
Decrease (increase) in interest-bearing deposits
   with banks                                                  3       (115)
Proceeds from maturities of investment securities
   available for sale, including principal
   repayments and early redemptions                       23,166     29,134
Proceeds from maturities of investment securities
   held to maturity, including principal repayments
   and early redemptions                                     229      3,971
Proceeds from sales of investment securities
   available for sale                                      2,533        291
Purchases of investment securities available for sale    (22,273)   (34,281)
Purchases of investment securities held to maturity       (3,535)    (2,999)
Purchases of premises and equipment                          (39)       (83)
                                                        --------   --------
Net cash used in investing activities                     (4,724)    (6,756)
                                                        --------   --------

FINANCING ACTIVITIES
Increase in deposits                                       9,930     13,882
Increase (decrease) in short-term borrowings                 784       (930)
Proceeds from issuance of preferred stock                     50        800
Proceeds from issuance of common stock                        --          9
Purchases of treasury stock                                  (16)        (9)
Dividends paid on preferred stock                           (282)       (67)
                                                        --------   --------
Net cash provided by financing activities                 10,466     13,685
                                                        --------   --------
Net increase in cash and cash equivalents                  7,101      9,137
Cash and cash equivalents at beginning of period          21,460     11,717
                                                        --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 28,561   $ 20,854
                                                        ========   ========

CASH PAID DURING THE YEAR:
Interest                                                $  2,120   $  1,277
Income taxes                                                 285         --

See accompanying notes to unaudited consolidated financial statements.

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

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2005 Annual Report to Stockholders.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates.

3. Net income per common share

The following table presents the computation of net income per common share.

                                          Three Months Ended
                                              March 31,
                                         -------------------
In thousands, except per share data        2006       2005
                                         --------   --------
Net income                               $    588   $    686
Dividends paid on preferred stock             282         67
                                         --------   --------
Net income applicable to common shares        306   $    619
                                         ========   ========

NUMBER OF AVERAGE COMMON SHARES
Basic                                     133,606    133,534
                                         --------   --------
Diluted                                   133,606    135,192
                                         --------   --------

NET INCOME PER COMMON SHARE
Basic                                    $   2.28   $   4.64
Diluted                                      2.28       4.58

Basic income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures. For the three months ended March 31, 2006, the convertible preferred stock is antidilutive.

Net income per share data has been revised for the first quarter of 2005. For this period, the Corporation had accrued the dividends to be paid on preferred stock. SFAS No. 128, "Earnings per Share" (FAS 128) requires that net income available to common shareholders be computed by deducting from net income dividends declared in the period, not accrued, on preferred stock. In addition, during 2005, the Corporation issued convertible preferred stock. FAS 128 requires that the dilutive effect of convertible securities be reflected in net income per share by applying the if-converted method. The Corporation had not applied the if-converted method in calculating net income per share for the first quarter of 2005. The Corporation has concluded that these adjustments are immaterial to the financial statements on both a qualitative and quantitative basis for the previously issued 2005 first quarter financial statements. Accordingly, adjustments have been made in the current period financial statements.

4. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was $59,000 and $(64,000), respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

5. Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform with the 2006 presentation.

6. Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error
Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3." (SFAS No. 154), which requires a corporation to apply voluntary changes in accounting principles retrospectively wherever it is practicable. The retrospective application requirement replaces the requirement in APB 20 to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net income during the period the change occurred. Retrospective application will be the required transition period for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting periods starting in the fiscal year beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on City National Bank of New Jersey's financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP FAS 115-1"). FSP FAS 115-1 addresses the determination as to whether an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company's assertion for one security would not call into question assertions made for the other impaired securities. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a significant impact on City National Bank of New Jersey's financial condition or results of operations.

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

EXECUTIVE SUMMARY

The primary source of the Corporation's income comes from net interest income, which represents the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation's interest earning assets is the loan portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk.

During 2005, the Federal Reserve Bank raised the target federal funds interest rate from 2.25% to 4.25% and has continued to raise the rate during the first quarter of 2006 to 4.75%. Concurrently, the spread between the three-month U.S. Treasury bill rate and the 10-year U.S. Treasury bond rate has narrowed from 32 basis points at the end of 2005 to 16 basis points at the end of March 2006. These rate increases have caused the yield curve to remain flat during the first quarter of 2006 and has led to continued interest rate compression throughout the banking industry, leading to generally lower interest rate margins. As a result, the Corporation's net interest margin declined from 3.38% in the first quarter of 2005 to 3.19% in the first quarter of 2006, generating a nominal 2.8% increase in net interest income. This, along with lower sources of non-interest income and higher levels of non-interest expense, resulted in a 14.3% decline in net income, from $686,000 to $588,000.

RESULTS OF OPERATIONS

Net income declined 14.3% to $588,000 for the first quarter of 2006 from $686,000 for the same 2005 quarter. Related earnings per share on a diluted basis were $2.28 and $4.58. A nominal increase in net interest income along with lower sources of non-interest income and higher non-interest expense were the reasons for the earnings decline. The decrease in earnings per share occurred due to higher preferred stock dividend requirements. The Corporation expects to experience earnings per share dilution until the capital raised in 2005 can be leveraged.

The first quarter of 2006 and 2005 both include the accretion of deferred income into interest income as an earnings enhancement totalling $11,000 and $29,000, respectively. This income was received from the U.S. Treasury Community Development Financial Institution ("CDFI") Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates and extending credit at below-market rates to consumers in low-income areas.

FINANCIAL CONDITION

At March 31, 2006, total assets rose to $375 million from $363.5 million at the end of 2005, while total deposits increased to $322.4 million from $312.4 million, comprising most of this asset growth. Average assets also rose during the first nine months of 2005, increasing $36.7 million, or 10.6% to $382.6 million from $345.9 million a year earlier. This increase was due primarily to higher municipal account balances.

Federal funds sold

Federal funds sold increased to $21.9 million at March 31, 2006 compared to $15.2 million at the end of 2005, while the related average balance rose slightly to $34.5 million for the first three months of 2006 from $32.5 million for the first three months of 2005. The increases resulted from higher short-term municipal deposit balances and reinvestment of maturity and payment proceeds from investment securities available for sale.

Investments

The investment securities available for sale ("AFS") portfolio declined to $105.4 million at March 31, 2006 from $109.7 million at the end of 2005, while the net related unrealized loss, net of tax, increased to $1.5 million from $973,000 at the end of 2005. The decline resulted from the reinvestment of maturity and payment proceeds into Federal funds sold in an effort to mitigate interest rate risk by remaining more liquid. The unrealized loss rose due to the increase in interest rates. Investments held to maturity ("HTM") increased to $42.7 million at March 31, 2006 from $39.4 million at the end of 2005. The increase occurred due to the purchase of medium term tax-exempt securities, which have held favorable yield advantages to taxable investments during the first quarter.

Most of the decrease in the available for sale portfolio consisted of mortgage-backed security payments, as the Corporation continued to mitigate its interest rate risk by not reinvesting the proceeds into the investment portfolio. At March 31, 2006, the Corporation held mortgage-backed securities with a carrying value totalling $77.5 million, representing 52.2% of the total investment portfolio compared to $77.7 million, representing 52.1% at the end of 2005. These investments carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions.

Loans

Loans rose to $183.9 million at March 31, 2006 from $179.1 million at December 31, 2005, while average loans increased 13.4% to $179.2 million for the first quarter of 2006 from $158 million for the first quarter of 2005. Most of the increase occurred in the commercial real estate portfolio, which comprises most of the Corporation's loan portfolio. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio. The Corporation expects this trend to continue.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                       Three Months
                                     Ended March 31,
                                     ---------------
(Dollars in thousands)                2006     2005
                                     ------   ------
Balance at beginning of period       $2,165   $2,076
Provision for loan losses                --       40
Recoveries of previous charge-offs        3       10
                                     ------   ------
                                      2,168    2,126
Less: Charge-offs                         3       --
                                     ------   ------
Balance at end of period             $2,165   $2,126
                                     ======   ======

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

                                     Three Months                  Three Months
                                         Ended       Year Ended        Ended
                                       March 31,    December 31,     March 31,
(Dollars in thousands)                   2006           2005           2005
                                     ------------   ------------   ------------
Allowance for loan
   losses as a percentage of:
Total loans                              1.18%           1.21%          1.31%
Total nonperforming loans               88.66%         107.39%        107.70%
Total nonperforming assets
   (nonperforming loans and OREO)       88.66%         107.39%        107.70%
Net charge-offs as a percentage
   of average loans (year-to-date)         --%            .02%            --%

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

                                March 31,   December 31,   March 31,
(Dollars in thousands)             2006         2005          2005
                                ---------   ------------   ---------
Nonaccrual loans
Commercial                        $  821       $  742        $  251
Installment                           81           85            85
Real estate                        1,012        1,020         1,007
                                  ------       ------        ------
Total                              1,914        1,847         1,343
                                  ------       ------        ------
Loans past due 90 days
   or more and still accruing
Commercial                           120           --            --
Installment                            7            7            29
Real estate                          401          162           216
                                  ------       ------        ------
Total                                528          169           245
                                  ------       ------        ------
Total nonperforming loans         $2,442       $2,016        $1,588
                                  ======       ======        ======

Nonperforming loans rose to $2.4 million at March 31, 2006 from $2 million at December 31, 2005 due primarily to an increase in commercial real estate nonperforming loans. None of the loans on nonaccrual status exceeds $300,000. Because management considers collateral values and guarantees adequate, there were no impairment charges on nonaccrual loans recorded for the quarters ending March 31, 2006 or March 31, 2005.

Deposits

Total deposits rose $10 million to $322.4 million at March 31, 2006 from $312.4 million at the end of 2005, while average deposits rose 9.9%, to $331 million for the first three months of 2006 from $301.2 million for the first three months of 2005. The increases occurred due to higher short-term municipal balances.

Total demand deposits rose to $43.3 million at March 31, 2006 from $31.5 million at the end of 2005, while average demand deposits for the first three months of 2006 increased to $40.1 million from $35.6 million for the first three months of 2005. The growth in demand deposits resulted from higher municipal account balances. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, declined to $152 million at March 31, 2006 from $155.2 million at the end of 2005, while savings balances averaged $164.2 million in the first three months of 2006 compared to $143.7 million in the first three months of 2005. Both changes resulted from changes in short-term municipal account balances. Time deposits rose slightly to $127.1 million at March 31, 2006 from $125.7 million at December 31, 2005, while average time deposits rose to $126.8 million for the first quarter of 2006 from $121.9 million for the similar 2005 quarter. The increases were also due to higher municipal account balances.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at March 31, 2006 and December 31, 2005. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

Short-term borrowings totalled $1,324,000 at the end of the first quarter of 2006, compared to $540,000 at December 31, 2005, while the related average balances were $718,000 for the first three months of 2006 compared to $334,000 for the first three months of 2005. The increases resulted primarily from increased note option account balances.

Long-term debt

Long-term debt was relatively unchanged at March 31, 2006 from December 31, 2005, while the related average balance was $20.7 million for the first quarter of 2006 compared to $22.8 million for the same period in 2005 due to repayments.

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

At March 31, 2006, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 8.60%, 14.90% and 16.09%, respectively, while the Bank's ratios were 5.58%, 9.91% and 10.89%. Proceeds from the subordinated debt securities issued in March, 2004 have been retained at the parent company, but are available to be downstreamed to the Bank at any time to support deposit growth or for other purposes.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2006, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

Net interest income

On a fully taxable equivalent ("FTE") basis, net interest income rose $116,000, or 4.2% to $2,885,000 in the first quarter of 2006 from $2,769,000 in 2005, while the related net interest margin declined 18 basis points, to 3.20% from 3.38%. Higher levels of earning assets, which averaged $365.1 million in the first quarter of 2006 compared to $328.7 million in the first quarter of 2005, was the primary contributor to the higher net interest income. The increased assets resulted from higher municipal account balances. Interest margin compression, resulting from a flat yield curve, where short-term rates have risen faster than long-term rates, contributed to the lower margin.

Interest income on a FTE basis increased $1,022,000, or 23.7% in the first quarter of 2006 primarily due to the aforementioned increase in earning assets. The yield on interest earning assets rose 60 basis points, from 5.32% to 5.92%. The increase in earning assets occurred primarily in the loan portfolio.

Interest income from Federal funds sold rose by 92.4%, due primarily to a higher average rate. The federal funds target rate has been raised 50 basis points by the Federal Reserve Bank since the end of 2005. The related yield increased from 200 basis points to 4.46%.

Interest income on taxable investment securities rose $127,000 in 2006 due to both higher volume and a higher average rate. The taxable investment portfolio averaged $125.9 million in 2006 compared to $121.9 million in 2005 with most of the increase occurring in mortgage-backed agency securities. Tax-exempt income was 46.2% higher due to increased volume as the tax-exempt portfolio averaged $24.3 million in 2006 compared to $15.4 million in 2005.

Interest income on loans rose 23.1% due to higher loan volume and a higher average rate. The most significant increase occurred in the commercial real estate portfolio.

Interest expense rose 58.8% in 2006, as the average rate paid on interest bearing liabilities rose by 102 basis points, from 2.16% to 3.18%. Most of this increase was due to the higher average balances of interest-bearing deposit accounts along with higher rates paid on all interest-bearing liabilities. Interest expense on money market accounts increased to $868,000 for the first quarter of 2006 from $406,000 for the first quarter of 2005 due to both higher volume and an increase in the average rate paid from 2.11% to 3.67%. Interest expense on Super NOW deposits increased by 44% in the 2006 first quarter compared to a year earlier due to a higher average rate paid in 2006. Interest expense on time deposits rose 44% for the first quarter of 2006 compared to a year earlier also due primarily to the higher average rate paid in 2006.

Other operating income

Other operating income, including the results of investment securities transactions, declined by $123,000 in the first quarter of 2006 compared to the similar 2005 period, due primarily to a loss of $57,000 incurred by an unconsolidated leasing company in which the Bank owns a minority interest compared to a gain of $17,000 recorded in 2005.

Other operating expenses

Other operating expenses increased $206,000, or 9% in the first quarter of 2006 to $2,509,000 from $2,303,000 in the first quarter of 2005, with the increase attributable primarily to higher salaries and benefit expense.

Income tax expense

Income tax expense decreased in the first quarter of 2006 from the similar 2005 period due to higher levels of tax-exempt income. Income tax expense as a percentage of pretax income declined in the first quarter of 2006 to 24% compared to 30.5% for the first quarter of 2005 for the same reason.

Provision for loan losses

There was no provision in the first quarter of 2006 compared to $40,000 in the first quarter of 2005 due to nominal charge-offs and loan growth in 2006.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the holding company utilizes the capital markets when necessary, having raised $8.2 million through the issuance of preferred stock during 2005.

The major contribution during the first quarter of 2006 from operating activities to the Corporation's liquidity came from the sale of residential mortgage loans in the secondary market while the highest use of cash was for the origination of such loans. Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from an increase in deposits, while there were no significant uses of funds.

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

Based on the results of the most recent interest simulation model, the Corporation is interest rate sensitive in either a rates-up or rates-down environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 2%; if rates decreased 200 basis points, net interest income would decline by 8.4%. Accordingly, the Corporation is more asset- sensitive since the interest rate risk is greater in a falling rate environment.

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

ITEM 1A. RISK FACTORS

For a summary of risk factors relevant to the corporation and its subsidiary's operations, please refer to Part I, Item 1a in the Corporation's December 31, 2005 Annual Report to Stockholders. There have been no material changes in the risk factors since December 31, 2005.

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

     (3)(f) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to the Corporation's current report on Form 8-K filed on March 4, 2005).

     (3)(g) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

     (3)(h) The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

     (3)(i) The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

     (4)(a) The Debenture Agreements between the Corporation and its Noteholders (incorporated herein by reference to Exhibit (4)(a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).

     (4)(b) Note Agreement dated December 28, 1995 by and between the Corporation and the Prudential Foundation (incorporated herein by reference to Exhibit (4)(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

     (4)(c) Indenture dated July 11, 2002 between the Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit (4)(c) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

     (10)(a) The Employees' Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

     (10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 5, 2003 (incorporated herein by reference to Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-K for the year ended December 31, 2003).

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

     (10)(h) Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

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

     (10)(l) Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

     (10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

     (10)(n) Purchase Agreement dated September 27, 2005 by and between Sandler O'Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation's MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30,
               2005).

     (11) Statement regarding computation of per share earnings. The required information is included on page 6.

     (31)      Certification of Principal Executive Officer (302).

     (32)      Certifications of periodic Report (906).

(c)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

May 10, 2006                            /s/ Edward R. Wright
                                        ----------------------------------------
                                        Edward R. Wright
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)