Form 10-Q
period 2006-06-30
CITY NATIONAL BANCSHARES CORP
filed 2006-08-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

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

Securities Registered Pursuant to Section 12(g) of the Act: __________

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 3, 2006 was approximately $5,726,420.

There were 133,339 shares of common stock outstanding at June 30, 2006.

Index

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
         December 31, 2005...............................................     3

         Consolidated Statements of Income (Unaudited) for the Three
         Months and Six Months Ended June 30, 2006 and 2005..............     4

         Consolidated Statements of Cash Flows (Unaudited) for the Six
         Months Ended June 30, 2006 and 2005.............................     5

         Notes to Consolidated Financial Statements (Unaudited)..........     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    12

Item 4.  Controls and Procedures.........................................    13

PART II OTHER INFORMATION................................................    13

Item 1.  Legal proceedings...............................................    13

Item 1a. Risk Factors....................................................    13

Item 6.  Exhibits and Reports on Form 8-K................................    13

Signatures...............................................................    15

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                       June 30,   December 31,
Dollars in thousands, except share data                                  2006         2005
                                                                       --------   ------------
ASSETS
Cash and due from banks                                                $  7,324     $  6,260
Federal funds sold                                                           --       15,200
Interest bearing deposits with banks                                      1,051        1,260
Investment securities available for sale                                104,494      109,725
Investment securities held to maturity (Market value of
   $43,479 at June 30, 2006 and $39,427 at December 31, 2005)            44,424       39,419
Loans held for sale                                                         409          124
Loans                                                                   191,574      179,093
Less: Allowance for loan losses                                           2,200        2,165
                                                                       --------     --------
Net loans                                                               189,374      176,928
                                                                       --------     --------
Premises and equipment                                                    4,169        4,342
Accrued interest receivable                                               2,156        1,917
Bank-owned life insurance                                                 3,853        3,870
Other assets                                                              6,227        4,496
                                                                       --------     --------
TOTAL ASSETS                                                           $363,481     $363,541
                                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                              $ 38,803     $ 31,492
   Savings                                                              137,123      155,232
   Time                                                                 126,205      125,705
                                                                       --------     --------
Total deposits                                                          302,131      312,429
Accrued expenses and other liabilities                                    6,368        4,730
Short-term borrowings                                                     9,684          540
Long-term debt                                                           20,669       20,700
                                                                       --------     --------
Total liabilities                                                       338,852      338,399
Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value: Authorized 100,000 shares;
      Series A, issued and outstanding 8 shares in 2006 and 2005            200          200
      Series C, issued and outstanding 108 shares in 2006 and 2005           27           27
      Series D, issued and outstanding 3,280 shares in 2006 and 2005        820          820
   Preferred stock, no par value, perpetual noncumulative:
      Authorized 200 shares;
      Series E, issued and outstanding 33 shares in 2006 and 28
         shares in 2005                                                   1,650        1,400
   Preferred stock, no par value, perpetual noncumulative:
      Authorized 7,000 shares;
      Series F, issued and outstanding 7,000 shares in 2006 and 2005      6,790        6,790
   Common stock, par value $10: Authorized 400,000 shares;
      134,530 shares issued in 2006 and 2005
      133,339 shares outstanding in 2006 and 133,650 shares
         outstanding in 2005                                              1,345        1,345
   Surplus                                                                1,115        1,115
   Retained earnings                                                     14,797       14,464
   Accumulated other comprehensive loss                                  (2,045)        (973)
   Treasury stock, at cost - 1,191 and 880 common shares in
      2006 and 2005, respectively                                           (70)         (46)
                                                                       --------     --------
Total stockholders' equity                                               24,629       25,142
                                                                       ========     ========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $363,481     $363,541
                                                                       ========     ========

     See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                   -------------------   -------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA          2006       2005       2006       2005
                                                   --------   --------   --------   --------
INTEREST INCOME
Interest and fees on loans                         $  3,215   $  2,658   $  6,296   $  5,161
Interest on Federal funds sold and securities
   purchased under agreements to resell                 264        153        643        350
Interest on deposits with banks                          21          6         41         11
Interest and dividends on investment securities:
   Taxable                                            1,451      1,436      2,923      2,781
   Tax-exempt                                           297        166        547        337
                                                   --------   --------   --------   --------
Total interest income                                 5,248      4,419     10,450      8,640
                                                   --------   --------   --------   --------
INTEREST EXPENSE
Interest on deposits                                  2,213      1,329      4,339      2,574
Interest on short-term borrowings                        16          9         23         11
Interest on long-term debt                              324        305        637        599
                                                   --------   --------   --------   --------
Total interest expense                                2,553      1,643      4,999      3,184
                                                   --------   --------   --------   --------
Net interest income                                   2,695      2,776      5,451      5,456
Provision for loan losses                                49         37         49         77
                                                   --------   --------   --------   --------
Net interest income after provision
   for loan losses                                    2,646      2,739      5,402      5,379
                                                   --------   --------   --------   --------
OTHER OPERATING INCOME
Service charges on deposit accounts                     284        282        573        574
Agency fees on commercial loans                          86         84        181        188
Other income                                            251        223        410        450
Net losses on sales of investment securities             --        (54)       (16)       (27)
                                                   --------   --------   --------   --------
Total other operating income                            621        535      1,148      1,185
                                                   --------   --------   --------   --------
OTHER OPERATING EXPENSES
Salaries and other employee benefits                  1,351      1,307      2,727      2,548
Occupancy expense                                       218        194        452        388
Equipment expense                                       139        136        276        270
Data processing expense                                  80         84        162        165
Other expenses                                          687        547      1,367      1,200
                                                   --------   --------   --------   --------
Total other operating expenses                        2,475      2,268      4,984      4,571
                                                   --------   --------   --------   --------
Income  before income tax expense                       792      1,006      1,566      1,993
Income tax expense                                      180        295        366        596
                                                   --------   --------   --------   --------
NET INCOME                                         $    612   $    711   $  1,200   $  1,397
                                                   ========   ========   ========   ========
NET INCOME PER COMMON SHARE
   Basic                                           $   3.47   $   5.31   $   5.75   $   9.95
   Diluted                                             3.20       5.10       5.75       9.70
                                                   ========   ========   ========   ========
Basic average common shares outstanding             133,431    133,796    133,518    133,665
Diluted average common shares outstanding           144,376    139,124    143,788    137,131
                                                   ========   ========   ========   ========

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             -------------------
DOLLARS IN THOUSANDS                                                           2006       2005
                                                                             --------   --------
OPERATING ACTIVITIES
Net income                                                                   $  1,200   $  1,397
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                  236        228
   Provision for loan losses                                                       49         77
   Premium amortization on investment securities                                  105         15
   Amortization of intangible assets                                               60         60
   Net  losses on sales and early redemptions of investment securities             16         27
   Gains on loans held for sale                                                    (9)        (6)
Loans originated for sale                                                      (1,510)       (56)
Proceeds from sales and principal payments from loans held for sale             1,234         62
Increase in accrued interest receivable                                          (239)      (248)
Deferred taxes                                                                   (686)        23
Net decrease in bank-owned life insurance                                          17         23
Increase in other assets                                                         (419)      (399)
Increase in accrued expenses and other liabilities                              1,638      1,265
                                                                             --------   --------
Net cash provided by operating activities                                       1,692      2,468
                                                                             --------   --------
INVESTING ACTIVITIES
Increase in loans, net                                                        (12,495)    (6,491)
Decrease (increase) in interest bearing deposits with banks                       209         (9)
Proceeds from maturities of investment securities available for sale,
   including principal payments and early redemptions                          29,858     44,475
Proceeds from maturities of investment securities held to maturity,
   including  principal payments and early redemptions                            476      6,619
Proceeds from sales of investment securities available for sale                 2,533      9,854
Purchases of investment securities available for sale                         (29,022)   (67,502)
Purchases of investment securities held to maturity                            (5,498)    (2,999)
Purchases of premises and equipment                                               (63)      (492)
                                                                             --------   --------
Net cash used in investing activities                                         (14,002)   (16,545)
                                                                             --------   --------
FINANCING ACTIVITIES
(Decrease) increase in deposits                                               (10,298)       224
Increase in short-term borrowings                                               9,144      9,678
Decrease in long-term debt                                                        (31)      (225)
Issuance of common stock                                                           --         10
Issuance of preferred stock                                                       250        800
Purchases of treasury stock                                                       (24)       (19)
Dividends paid on preferred stock                                                (433)       (67)
Dividends paid on common stock                                                   (434)      (403)
                                                                             --------   --------
Net cash (used) provided by financing activities                               (1,826)     9,998
                                                                             --------   --------
Net decrease cash and cash equivalents                                        (14,136)    (4,079)
Cash and cash equivalents at beginning of period                               21,460     11,717
                                                                             --------   --------
Cash and cash equivalents at end of period                                   $  7,324   $  7,638
                                                                             --------   --------
CASH PAID DURING THE YEAR
Interest                                                                     $  4,380   $  2,639
Income taxes                                                                      629        248

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

1.   Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiaries, City National Bank of New Jersey (the "Bank" or "CNB"), City National Bank of New Jersey Capital Trust I and City National Bank of New Jersey Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates.

3.   Net income per common share

The following table presents the computation of net income per common share.

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        -------------------   -------------------
In thousands, except per share data       2006       2005       2006       2005
                                        --------   --------   --------   --------
Net income                              $    612   $    711   $  1,200   $  1,397
Dividends declared on preferred stock        149         --        433         67
                                        --------   --------   --------   --------
Net income applicable to common
   shares                               $    463   $    711   $    767   $  1,330
                                        --------   --------   --------   --------
NUMBER OF AVERAGE COMMON SHARES
Basic                                    133,431    133,796    133,518    133,665
                                        --------   --------   --------   --------
Diluted                                  144,376    139,124    143,788    137,131
                                        --------   --------   --------   --------
NET INCOME PER COMMON SHARE
Basic                                   $   3.47   $   5.31   $   5.75   $   9.95
Diluted                                     3.20       5.10       5.75       9.70

Basic income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures.

Net income per share data has been revised for the second quarter and first half of 2005. For these periods, the Corporation had accrued the dividends to be paid on preferred stock. SFAS No. 128, "Earnings per Share" (FAS 128) requires that net income available to common shareholders be computed by deducting from net income dividends declared in the period, not accrued, on preferred stock. In addition, during 2005, the Corporation issued convertible preferred stock. FAS 128 requires that the dilutive effect of convertible securities be reflected in net income per share by applying the if-converted method. The Corporation had not applied the if-converted method in calculating net income per share for the second quarter or first half of 2005. The Corporation has concluded that these adjustments are immaterial to the financial statements on both a qualitative and quantitative basis for the previously issued 2005 second quarter and first half financial statements. Accordingly, adjustments have been made in the current period financial statements.

4.   Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total comprehensive income (loss) for the three months ended June 30, 2006 and 2005 was $69,000 and $1,501,000, respectively, while total comprehensive income
(loss) for the six months ended June 30, 2006 and 2005 was $128,000 and $1,437,000. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

5.   Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform with the 2006 presentation.

6. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error
Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3", requires a corporation to apply voluntary changes in accounting principles retrospectively wherever it is practicable. The retrospective application requirement replaces the requirement in APB 20 to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net income during the period the change occurred. Retrospective application will be the required transition period for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting periods starting in the fiscal year beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on the Corporation's financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP FAS 115-1"). FSP FAS 115-1 addresses the determination as to whether an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company's assertion for one security would not call into question assertions made for the other impaired securities. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a significant impact on the Corporation's financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Income Tax Uncertainties." FASB Statement No. 109 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more likely than not" to be sustained by the taxing authorities.Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Corporation is currently evaluating the impact of the Interpretation on its financial statements.

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

During 2005, the Federal Reserve Bank raised the target federal funds interest rate from 2.25% to 4.25% and has continued to raise the rate during the first half of 2006 to 5.25%. Concurrently, the spread between the three-month U.S. Treasury bill rate and the 10-year U.S. Treasury bond rate has narrowed from 32 basis points at the end of 2005 to 16 basis points at the end of June 2006. These rate increases have caused the yield curve to remain flat during the first half of 2006 and has led to continued interest rate compression throughout the banking industry, leading to generally lower interest rate margins. As a result, the Corporation's net interest margin declined from 3.42% in the first half of 2005 to 3.19% in the first half of 2006, generating an increase in net interest income of less than 1%. This, along with lower sources of non-interest income and higher levels of non-interest expense, resulted in a 14.1% decline in net income in the first half of 2006, from $1,397,000 to $1,200,000.

RESULTS OF OPERATIONS

Net income declined 13.9% to $612,000 for the second quarter of 2006 from $711,000 for the same 2005 period. Related earnings per share on a diluted basis were $3.20 and $5.10. For the first half of 2006, net income declined 14.1% to $1,200,000 from $1,397,000 for the same 2005 period. Related earnings per share on a diluted basis were $5.75 and $9.70. Declines in net interest income along with lower sources of non-interest income and higher non-interest expense were the reasons for the earnings decline. The reductions in earnings per share occurred due to higher preferred stock dividend requirements due to preferred stock issuances in 2005 and 2006. The Corporation expects to experience earnings per share dilution until the capital raised can be leveraged.

The first half of 2006 and 2005 both include the accretion of deferred income into interest income as an earnings enhancement totalling $23,000 and $57,000, respectively. This income was received from the U.S. Treasury Community Development Financial Institution ("CDFI") Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates and extending credit at below-market rates in low-income areas.

FINANCIAL CONDITION

At June 30, 2006, total assets remained relatively unchanged from $363.5 million at the end of 2005, while total deposits declined to $302.1 million from $312.4 million. Average assets also rose during the first six months of 2006, increasing $33.9 million, or 9.8% to $380.2 million from $346.3 million a year earlier. This increase was due primarily to higher loan balances funded by higher deposit and capital levels.

Federal funds sold

There were no federal funds sold at June 30, 2006 compared to $15.2 million at the end of 2005, while the related average balance rose slightly to $28 million for the first six months of 2006 from $26.8 million for the first half of 2005. Both changes resulted from changes in short-term municipal deposit balances.

Investments

The investment securities available for sale ("AFS") portfolio declined to $104.5 million at June 30, 2006 from $109.7 million at the end of 2005, while the net related unrealized loss, net of tax, increased to $2 million from $973,000 at the end of 2005. The decline resulted from the reinvestment of maturity and payment proceeds into the tax-exempt investment portfolio. The unrealized loss rose due to the increase in interest rates. Investments held to maturity ("HTM") increased to $44.4 million at June 30, 2006 from $39.4 million at the end of 2005. The increase occurred due to the purchase of medium term tax-exempt securities, which have held favorable yield advantages to taxable investments during the first half of 2006. The carrying value of these securities rose to $27 million at June 30, 2006 from $21.6 million at the end of 2005.

Most of the decrease in the available for sale portfolio consisted of mortgage-backed security payments, as the Corporation continued to mitigate its interest rate risk by not reinvesting the proceeds into the mortgage-backed portfolio. At June 30, 2006, the Corporation held mortgage-backed securities with a carrying value totalling $72.6 million, representing 48.9% of the total investment portfolio compared to $77.7 million, representing 52.1% at the end of 2005. These investments carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions.

Loans

Loans rose to $192 million at June 30, 2006 from $179.1 million at December 31, 2005, while average loans increased 14.2% to $182.5 million for the first half of 2006 from $159.8 million for the first half of 2005. Most of the increase occurred in the commercial real estate portfolio, which comprises most of the Corporation's loan portfolio. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio. The Corporation expects this trend to continue.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                       Three Months       Six Months
                                      Ended June 30,    Ended June 30,
                                     ---------------   ---------------
(Dollars in thousands)                2006     2005     2006     2005
                                     ------   ------   ------   ------
Balance at beginning of period       $2,165   $2,126   $2,165   $2,076
Provision for loan losses                49       37       49       77
Recoveries of previous charge-offs       42        1       45       11
                                     ------   ------   ------   ------
                                      2,256    2,164    2,259    2,164
Less: Charge-offs                        56       13       59       13
                                     ------   ------   ------   ------
Balance at end of period             $2,200   $2,151   $2,200   $2,151
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

                                     Six Months                  Six Months
                                        Ended      Year Ended       Ended
                                      June 30,    December 31,    June 30,
(Dollars in thousands)                  2006          2005          2005
                                     ----------   ------------   ----------
Allowance for loan losses as a
   percentage of:
Total loans                             1.13%         1.21%          1.30%
Total nonperforming loans              44.94%       107.39%        139.40%
Total nonperforming assets
   (nonperforming loans and OREO)      44.94%       107.39%        139.40%

Net charge-offs as a percentage
   of average loans (year-to-date)        --%          .02%            --%

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

                                June 30,   December 31,   June 30,
(Dollars in thousands)            2006         2005         2005
                                --------   ------------   --------
Nonaccrual loans
Commercial                       $  807       $  742       $  400
Installment                          70           85           72
Real estate                       3,460        1,020          739
                                 ------       ------       ------
Total                             4,337        1,847        1,211
                                 ------       ------       ------
Loans past due 90 days
   or more and still accruing
Commercial                           --           --           --
Installment                          55            7            5
Real estate                         503          162          327
                                 ------       ------       ------
Total                               558          169          332
                                 ------       ------       ------
Total nonperforming loans        $4,895        2,016       $1,543
                                 ======       ======       ======

Nonperforming loans rose to $4.9 million at June 30, 2006 from $2 million at December 31, 2005 due primarily to an increase in commercial real estate nonaccrual loans. Because management considers collateral values and guarantees adequate, there were no impairment charges on nonaccrual loans recorded for the six months ending June 30, 2006 or June 30, 2005.

Deposits

Total deposits declined $10.3 million to $302.1 million at June 30, 2006 from $312.4 million at the end of 2005, while average deposits rose 9.2%, to $328.2 million for the first six months of 2006 from $300.6 million for the first six months of 2005. The increases occurred due to higher short-term municipal balances.

Total demand deposits rose to $38.8 million at June 30, 2006 from $31.5 million at the end of 2005, while average demand deposits for the first six months of 2006 increased to $41.3 million from $36.3 million for the first six months of 2005. The growth in demand deposits resulted from higher municipal account balances. Total savings accounts, which include passbooks and statement savings accounts along with money market and Super NOW accounts, declined to $137.1 million at June 30, 2006 from $155.2 million at the end of 2005, while savings balances averaged $160.1 million in the first six months of 2006 compared to $143.8 million in the first six months of 2005. Both changes resulted from changes in short-term municipal account balances. Time deposits rose slightly to $126.2 million at June 30, 2006 from $125.7 million at December 31, 2005, while average time deposits rose to $126.8 million for the first half of 2006 from $120.5 million for the similar 2005 half.

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at June 30, 2006 and December 31, 2005. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Short-term borrowings

Short-term borrowings totalled $9.7 million at the end of the second half of 2006 compared to $540,000 at December 31, 2005, while the related average balances were $1.1 million for the first six months of 2006 compared to $821,000 for the first six months of 2005. The increases resulted primarily from higher levels of federal funds purchased.

Long-term debt

Long-term debt was relatively unchanged at June 30, 2006 from December 31, 2005, while the related average balance was $20.7 million for the first half of 2006 compared to $22.7 million for the same period in 2005, due to repayments of Federal Home Loan Bank advances.

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

At June 30, 2006, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 8.98%, 15.46% and 16.64%, respectively, while the Bank's ratios were 6.04%, 10.39% and 11.37%. Proceeds from the preferred stock issued during 2005 and 2006 have been retained at the parent company, but are available to be downstreamed to the Bank at any time to support deposit growth or for other purposes.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2006, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

Net interest income

On a fully taxable equivalent ("FTE") basis, net interest income rose $105,000, or 1.9% to $5,733,000 in the first half of 2006 from $5,628,000 in 2005, while the related net interest margin declined 27 basis points, to 3.19% from 3.46%. Higher levels of earning assets, which averaged $362.7 million in the first half of 2006 compared to $328.4 million in the first half of 2005, was the primary contributor to the higher net interest income. The increased assets were funded by higher municipal account balances. Interest margin compression, resulting from a flat yield curve, where short-term rates have risen faster than long-term rates, contributed to the lower margin and limited the increase in net interest income.

Interest income on a FTE basis increased $920,000, or 21.8% in the first half of 2006 primarily due to the aforementioned increase in earning assets. The yield on interest earning assets rose 60 basis points, from 5.37% to 5.97%. The increase in earning assets occurred primarily in the loan portfolio.

Interest income from Federal funds sold rose by 83.7%, due primarily to a higher average rate. The federal funds target rate has been raised 100 basis points by the Federal Reserve Bank since the end of 2005. The related yield increased from 2.61% to 4.63%.

Interest income on taxable investment securities rose $142,000 in 2006 due to a higher average rate. The taxable investment portfolio averaged $124.1 million in 2006 compared to $125.6 million in 2005. Tax-exempt income was 62.3% higher due to increased volume as the tax-exempt portfolio averaged $26.9 million in 2006 compared to $15.3 million in 2005.

Interest income on loans rose 22% due to higher loan volume and a higher average rate. Total loans averaged $182.5 million for the first six months of 2006 compared to $159.8 million a year earlier, an increase of 14.2%. The most significant increase occurred in the commercial real estate portfolio.

Interest expense rose 57% in the first half of 2006, as the average rate paid on interest bearing liabilities rose by 105 basis points, from 2.22% to 3.27%. Most of this increase was due to the higher average balances of interest-bearing deposit accounts along with higher rates paid on non-deposit interest-bearing liabilities. Interest expense on money market accounts increased to $1.7 million for the first half of 2006 from $836,000 for the first half of 2005 due to both higher volume and an increase in the average rate paid from 2.30% to 3.79%. Interest expense on Super NOW deposits increased by 271.6% in the 2006 first half compared to a year earlier due to a higher average rate paid in 2006. Interest expense on time deposits rose 45.5% for the first half of 2006 compared to a year earlier also due primarily to the higher average rate paid in 2006.

Provision for loan losses

The provision rose in the second quarter of 2006 to $49,000 from $37,000 for the similar quarter in 2005, while the provision decreased to $49,000 in the first half of 2005 from $77,000 in the comparable 2005 period. The increase occurred due to increased nonperforming loans while the reduction was due to lower loan charge-offs.

Other operating income

Other operating income, including the results of investment securities transactions, rose by 16.1% to $621,000 in the second quarter of 2006 compared to $535,000 in the similar 2005 period, while such income decreased by 3.1% to $1,148,000 for the first half of 2006 compared to $1,185,000 in the year-earlier period. The second quarter increase occurred due to lower losses from securities transactions, while the first half decrease resulted primarily from a loss of $70,000 incurred by an unconsolidated leasing company in which the Bank owns a minority interest compared to a gain of $10,000 recorded in the first half of 2005.

Other operating expenses

Other operating expenses rose 9.1% in the second quarter of 2006 to $2,475,000 from $2,268,000 in the second quarter of 2005, with the increase limited by a second quarter 2005 $217,000 insurance recovery of a credit card fraud loss incurred during 2003 that did not recur in 2006. First half 2006 other operating expenses rose 9% to $4,984,000 from $4,571,000 a year earlier primarily due to higher merchant card charges, offset in part by the aforementioned recovery, and lower supplies expense and grand opening expenses.

Income tax expense

Income tax expense as a percentage of pretax income was 22.8% in the second quarter of 2006 compared to 29.3% in the second quarter of 2005. For the first half of 2006, the percentage was 23.4% compared to 29.9% a year earlier. The lower effective rates resulted from higher levels of tax-exempt investment income.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank and the brokered CD market for longer-term funding purposes. Finally, the holding company utilizes the capital markets when necessary, having raised $8.4 million through the issuance of preferred stock during 2005 and 2006.

The major contribution during the first half of 2006 from operating activities to the Corporation's liquidity came from the sale of residential mortgage loans in the secondary market while the highest use of cash was for the origination of such loans. Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from an increase in short-term borrowings, while the most significant use of funds was a decline in deposits, for which the short-term borrowings were used.

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

Based on the results of the most recent interest simulation model, the Corporation is interest rate sensitive in either a rates-up or rates-down environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease .7%; if rates decreased 200 basis points, net interest income would decline by 6.2%. Accordingly, the Corporation is more asset- sensitive since the interest rate risk is greater in a falling rate environment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 18, 2006. The stockholders voted upon the election of one director, named in the proxy statement, to serve as a director of the Corporation for three years. The director was elected at the Annual Meeting with 71,210 votes "for" and 697 "withhold. The director's term was continued after the Annual Meeting. Stockholders also voted upon the ratification of KPMG LLP as independent auditors for the fiscal year ended December 31, 2006. Stockholders voted 66,186 shares "for" the proposal and 5,602 shares "against".

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

     (3)(e) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(I) filed with the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

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

     (31) Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).

     (32) Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(c)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        CITY NATIONAL BANCSHARES CORPORATION
                                        (Registrant)


August 14, 2006                         /s/ Edward R. Wright
                                        ----------------------------------------
                                        Edward R. Wright
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)