Form 10-Q
period 2006-09-30
CITY NATIONAL BANCSHARES CORP
filed 2006-11-14
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 23, 2006 was approximately $5,664,000.

There were 132,926 shares of common stock outstanding at October 23, 2006.

Index

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of September 30, 2006 (Unaudited)
        and December 31, 2005............................................     3

        Consolidated Statement of Income (Unaudited) for the Nine Months
        Ended September 30, 2006 and 2005 and for the Three Months Ended
        September 30, 2006 and 2005......................................     4

        Consolidated Statement of Cash Flows (Unaudited) for the Nine
        Months Ended September 30, 2006 and 2005.........................     5

        Notes to Consolidated Financial Statements (Unaudited)...........     8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................     8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    15

Item 4. Controls and Procedures..........................................    15

PART II. OTHER INFORMATION...............................................    15

Item 1. Legal proceedings................................................    15

Item 6. Exhibits and Reports on Form 8-K.................................    15

Signatures...............................................................    18

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                          September 30,   December 31,
Dollars in thousands, except share data                                                        2006           2005
                                                                                          -------------   ------------
ASSETS
Cash and due from banks                                                                     $  7,227        $  6,260
Federal funds sold                                                                             6,300          15,200
Interest bearing deposits with banks                                                             671           1,260
Investment securities available for sale                                                     101,242         109,725
Investment securities held to maturity (Market value of $45,006 at September 30,
   2006 and $39,427 at December 31, 2005)                                                     45,046          39,419
Loans held for sale                                                                              524             124
Loans                                                                                        195,503         179,093
Less: Allowance for loan losses                                                                2,275           2,165
                                                                                            --------        --------
Net loans                                                                                    193,228         176,928
                                                                                            --------        --------
Premises and equipment                                                                         4,090           4,342
Accrued interest receivable                                                                    2,221           1,917
Bank-owned life insurance                                                                      4,692           3,870
Other assets                                                                                   4,909           4,496
                                                                                            --------        --------
TOTAL ASSETS                                                                                $370,150        $363,541
                                                                                            ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                                   $ 35,200        $ 31,492
   Savings                                                                                   158,800         155,232
   Time                                                                                      123,822         125,705
                                                                                            --------        --------
Total deposits                                                                               317,822         312,429
Accrued expenses and other liabilities                                                         5,795           4,730
Short-term borrowings                                                                             --             540
Long-term debt                                                                                20,538          20,700
                                                                                            --------        --------
Total liabilities                                                                            344,155         338,399
Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value: Authorized 100,000 shares ;
      Series A, issued and outstanding 8 shares in 2006 and 2005                                 200             200
      Series C, issued and outstanding 108 shares in 2006 and 2005                                27              27
      Series D, issued and outstanding 3,280 shares in 2006 and 2005                             820             820
   Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
      Series E, issued and outstanding 33 shares in 2006 and 28 shares in 2005                 1,650           1,400
   Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
      Series F, issued and outstanding 7,000 shares in 2006 and 2005                           6,790           6,790
   Common stock, par value $10: Authorized 400,000 shares;
      134,530 shares issued in 2006 and 2005
      132,926 shares outstanding in 2006 and 133,650 shares outstanding in 2005                1,345           1,345
   Surplus                                                                                     1,115           1,115
   Retained earnings                                                                          15,245          14,464
   Accumulated other comprehensive loss                                                       (1,098)           (973)
   Treasury stock, at cost - 1,604 and 880 common shares in 2006 and 2005, respectively          (99)            (46)
                                                                                            --------        --------
Total stockholders' equity                                                                    25,995          25,142
                                                                                            --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $370,150        $363,541
                                                                                            ========        ========


See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA              2006       2005       2006       2005
                                                       --------   --------   --------   --------
INTEREST INCOME
Interest and fees on loans                             $  3,630   $  2,801   $  9,926   $  7,962
Interest on Federal funds sold and securities
   purchased under agreements to resell                      48         88        691        438
Interest on deposits with banks                              14          7         55         18
Interest and dividends on investment securities:
   Taxable                                                1,476      1,444      4,399      4,225
   Tax-exempt                                               314        167        861        504
                                                       --------   --------   --------   --------
Total interest income                                     5,482      4,507     15,932     13,147
                                                       --------   --------   --------   --------
INTEREST EXPENSE
Interest on deposits                                      2,277      1,475      6,616      4,049
Interest on short-term borrowings                            85         69        108         80
Interest on long-term debt                                  334        312        971        911
                                                       --------   --------   --------   --------
Total interest expense                                    2,696      1,856      7,695      5,040
                                                       --------   --------   --------   --------
Net interest income                                       2,786      2,651      8,237      8,107
Provision for loan losses                                    65         15        114         92
                                                       --------   --------   --------   --------
Net interest income after provision for loan losses       2,721      2,636      8,123      8,015
                                                       --------   --------   --------   --------
OTHER OPERATING INCOME
Service charges on deposit accounts                         296        288        869        862
Agency fees on commercial loans                              73         88        254        276
Other income                                                201        211        611        661
Net (losses) gains on sales of investment securities         (3)         4        (19)       (23)
                                                       --------   --------   --------   --------
Total other operating income                                567        591      1,715      1,776
                                                       --------   --------   --------   --------
OTHER OPERATING EXPENSES
Salaries and other employee benefits                      1,406      1,349      4,133      3,897
Occupancy expense                                           232        228        684        616
Equipment expense                                           137        148        413        418
Data processing expense                                      73         70        235        235
Other expenses                                              670        684      2,037      1,884
                                                       --------   --------   --------   --------
Total other operating expenses                            2,518      2,479      7,502      7,050
                                                       --------   --------   --------   --------
Income before income tax expense                            770        748      2,336      2,741
Income tax expense                                          173        197        539        793
                                                       ========   ========   ========   ========
NET INCOME                                             $    597   $    551   $  1,797   $  1,948
                                                       ========   ========   ========   ========
NET INCOME PER COMMON SHARE
Basic                                                  $   3.36   $   4.12   $   9.11   $  14.07
Diluted                                                    3.11       3.92       8.91      13.59
                                                       ========   ========   ========   ========
Basic average common shares outstanding                 133,114    133,609    133,382    133,646
Diluted average common shares outstanding               144,103    140,689    143,898    138,341
                                                       ========   ========   ========   ========

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             -------------------
IN THOUSANDS                                                                   2006       2005
                                                                             --------   --------
OPERATING ACTIVITIES
Net income                                                                   $  1,797   $  1,948
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                  443        346
   Provision for loan losses                                                      114         92
   Premium amortization on investment securities                                  127         66
   Net losses on sales and early redemptions of investment securities              19         23
   Gains on loans held for sale                                                   (24)       (10)
Loans originated for sale                                                      (2,414)      (795)
Proceeds from sales and principal payments from loans held for sale             2,038        805
Increase in accrued interest receivable                                          (304)      (101)
Deferred income taxes                                                             (81)      (514)
Net increase in bank-owned life insurance                                        (822)        (7)
(Increase) decrease in other assets                                              (251)       124
Increase in accrued expenses and other liabilities                              1,065      1,490
                                                                             --------   --------
Net cash provided by operating activities                                       1,707      3,467
                                                                             --------   --------
INVESTING ACTIVITIES
Increase in loans, net                                                        (16,414)   (13,399)
Decrease in interest bearing deposits with banks                                  589         18
Proceeds from maturities of investment securities available for sale,
   including sales, principal payments and early redemptions                   35,930     54,436
Proceeds from maturities of investment securities held to maturity,
   including sales, principal payments and early redemptions                      701      8,178
Proceeds from sales of investment securities available for sale                 3,339     14,527
Purchases of investment securities available for sale                         (31,116)   (73,762)
Purchases of investment securities held to maturity                            (6,350)    (2,999)
Purchases of premises and equipment                                              (191)      (724)
                                                                             --------   --------
Net cash used in investing activities                                         (13,512)   (13,725)
                                                                             --------   --------
FINANCING ACTIVITIES
Increase in deposits                                                            5,393     32,705
Decrease in short-term borrowings                                                (540)      (630)
Decrease in long-term debt                                                       (162)      (325)
Issuance of common stock                                                           --         10
Issuance of preferred stock                                                       250      8,140
Purchases of treasury stock                                                       (53)       (30)
Dividends paid on preferred stock                                                (582)       (67)
Dividends paid on common stock                                                   (434)      (403)
                                                                             --------   --------
Net cash provided by financing activities                                       3,872     39,400
                                                                             --------   --------
Net (decrease) increase in cash and cash equivalents                           (7,933)    29,142
Cash and cash equivalents at beginning of period                               21,460     11,717
                                                                             --------   --------
Cash and cash equivalents at end of period                                   $ 13,527   $ 40,859
                                                                             --------   --------
CASH PAID DURING THE YEAR
Interest                                                                     $  6,776   $  4,200
Income taxes                                                                      922        413

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

1. Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation") and its subsidiaries, City National Bank of New Jersey (the "Bank" or "CNB"), City National Bank of New Jersey Capital Trust I and City National Bank Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2005 Annual Report to Stockholders.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.

3. Net income per common share

The following table presents the computation of net income per common share.

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      -------------------   -------------------
In thousands, except per share data     2006       2005       2006       2005
                                      --------   --------   --------   --------
Net income                            $    597   $    551   $  1,797   $  1,948
Dividends on preferred stock              (149)        --       (582)       (67)
                                      --------   --------   --------   --------
Net income applicable to basic
   common shares                      $    448   $    551   $  1,215   $  1,881
                                      ========   ========   ========   ========
NUMBER OF AVERAGE COMMON SHARES
Basic                                  133,114    133,609    133,382    133,646
Diluted                                144,103    140,689    143,898    138,341
                                      --------   --------   --------   --------
NET INCOME PER COMMON SHARE
Basic                                 $   3.36   $   4.12   $   9.11   $  14.07
Diluted                                   3.11       3.92       8.91      13.59

Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive.

Net income per share data has been revised for the third quarter and first nine months of 2005. For these periods, the Corporation had accrued the dividends to be paid on preferred stock. SFAS No. 128,

"Earnings per Share" (FAS 128) requires that net income available to common shareholders be computed by deducting from net income dividends declared in the period, not accrued, on preferred stock. In addition, during 2005, the Corporation issued convertible preferred stock. FAS 128 requires that the dilutive effect of convertible securities be reflected in net income per share by applying the if-converted method. The Corporation had not applied the if-converted method in calculating net income per share for the third quarter or first nine months of 2005. The Corporation has concluded that these adjustments are immaterial to the financial statements on both a qualitative and quantitative basis for the previously issued 2005 third quarter and the first nine months financial statements. Accordingly, adjustments have been made in the current period financial statements.

4. Comprehensive income (loss)

Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total comprehensive income (loss) for the three months ended September 30, 2006 and 2005 was $1,544,000 and ($287,000), respectively, while total comprehensive income for the nine months ended September 30, 2006 and 2005 was $1,672,000 and $1,150,000. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

5. Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform with the 2006 presentation.

6. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error
Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3", requiring a corporation to apply voluntary changes in accounting principles retrospectively wherever it is practicable. The retrospective application requirement replaces the requirement in APB 20 to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net income during the period the change occurred. Retrospective application will be the required transition period for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guide. SFAS No. 154 is effective for accounting periods starting in the fiscal year beginning after December 15, 2005. The adoption of FSP FAS 115-1 did not have a significant impact on the Corporation's financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1. "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP FAS 115-1"). FSP FAS 115-1 addresses the determination as to whether an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 requires that (1) for each individual impaired security, a company asset its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charged on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company's assertion for one security would not call into question assertions conducted in reporting periods beginning after December 15, 2005. The adoption of FAP FAS 115-1 did not have a significant impact on the Corporation's financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments", amending SFAS No. 133 and 140, requiring the separate valuation of embedded derivatives from the host contracts where cash flows of a security are disproportionately distributed to different classes of investors. SFAS No. 155 is effective as of the beginning of the first fiscal year beginning after September 15, 2006. The Corporation is currently evaluating the impact of the Statement on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Income Tax Uncertainties". FASB Statement No. 109 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more likely than not" to be sustained by the taxing authorities. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Corporation is currently evaluating the impact of the Interpretation on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Corporation quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective as of the end of the Corporation's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Corporation is currently evaluating the impact of adopting SAB 108 on its financial statements.

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

During 2005, the Federal Reserve Bank raised the target federal funds interest rate from 2.25% to 4.25% and has continued to raise the rate during the first three quarters of 2006 to 5.25%. Concurrently, the spread between the three-month U.S. Treasury bill rate and the 10-year U.S. Treasury bond rate has narrowed from 32 basis points at the end of 2005 to 24 basis points at the end of September 2006. These rate increases have caused the yield curve to remain flat during the first nine months of 2006 and has led to continued interest rate compression throughout the banking industry, leading to generally lower interest rate margins. As a result, the Corporation's net interest margin declined from 3.40% in the first nine months of 2005 to 3.24% in the first nine months of 2006, generating an increase in net interest income of less than 2%. This, along with lower sources of non-interest income and higher levels of non-interest expense, resulted in a 7.8% decline in net income in the first nine months of 2006, from $1,948,000 to $1,797,000.

RESULTS OF OPERATIONS

Net income rose to $597,000 for the third quarter of 2006 from $551,000 for the same 2005 quarter. Related earnings per share on a diluted basis declined to $3.11 from $3.92. Higher net interest income was the reason for the improvement in earnings. Net income declined 7.8% to $1,797,000 for the first three quarters of 2006 from $1,948,000 for the similar 2005 period. The reduction occurred primarily due to a $217,000 recovery of a credit card fraud loss recorded in the second quarter of 2005 that did not recur in 2006 along with a $119,000 loss incurred by an unconsolidated subsidiary compared to income of $10,000 recorded in the similar 2005 period. Related earnings per share on a diluted basis decreased to $8.91 from $13.59. Higher net interest income was the primary reason for the earnings improvement. The lower earnings per share in both periods were due to the additional dilution resulting from preferred stock issuances that have occurred during the past year. The Corporation expects to experience continued earnings per share dilution until the newly raised capital can be leveraged.

The first three quarters of 2006 and 2005 each include the accretion of deferred income into interest income as an earnings enhancement totalling $32,000 and $62,000, respectively. This income was received from the U.S. Treasury Community Development Financial Institution ("CDFI") Fund for purchasing long-term certificates of deposits from banks in low-income areas at below market rates and extending credit at below-market rates to consumers in low-income areas.

FINANCIAL CONDITION

At September 30, 2006, total assets rose to $370.1 million from $363.5 million at the end of 2005, while total deposits increased to $317.8 million from $312.4 million, comprising most of this asset growth. Average assets also rose during the first nine months of 2006, increasing $30.3 million, or 8.8% to $375.5 million from $345.2 million a year earlier. This increase was due primarily to higher loan balances, funded by increased deposit and capital levels.

Federal funds sold

Federal funds sold totalled $6.3 million at September 30, 2006 compared to $15.2 million at the end of 2005, while the related average balance declined to $19.8 million for the first nine months of 2006 from $21.1 million for the first nine months of 2005. Both decreases resulted from a reduction in short-term municipal deposit balances that were temporarily invested in Federal funds sold.

Interest bearing deposits with banks

Interest bearing deposits declined to $671,000 at September 30, 2006 compared to $1.3 million at the end of 2005, while average interest bearing deposits with banks rose to $1.1 million for the first nine months of 2006 from $843,000 in the first nine months of 2005. Both changes were due to the Bank's participation in acquiring certificates of deposit issued under the U.S. Treasury CDFI Fund Bank Enterprise Award Program, which is being phased out.

Investments

The investment securities available for sale ("AFS") portfolio declined to $101.2 million at September 30, 2006 from $109.7 million at the end of 2005, while the net related unrealized loss, net of tax, increased to $1.1 million from $973,000 at the end of 2005. The decline in the portfolio resulted from the reinvestment of maturity and payment proceeds into the held to maturity tax-exempt investment portfolio. The unrealized loss rose due to the increase in interest rates, although the loss has declined by almost 50% since the end of the second quarter due to the Federal Reserve Bank's decision to leave the Federal funds target rate unchanged. Investments held to maturity ("HTM") increased to $45 million at September 30, 2006 from $39.4 million at the end of 2005. The increase occurred due to the purchase of medium term tax-exempt securities, which have held favorable yield advantages to taxable investments during the first nine months of 2006.

Most of the decrease in the AFS portfolio consisted of mortgage-backed securities ("MBS") payments, as the Corporation continued to mitigate its interest rate risk by not reinvesting the proceeds into the MBS portfolio. At September 30, 2006, the Corporation held mortgage-backed securities with a carrying value totalling $67.4 million, representing 45.5% of the total investment portfolio compared to $77.7 million, representing 52.1% at the end of 2005. These investments carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions.

Loans

Loans rose to $195.5 million at September 30, 2006 from $179.1 million at December 31, 2005, while average loans increased 14% to $186.2 million for the first nine months of 2006 from $163.3 million in the first nine months of 2005. Most of the increase occurred in the commercial real estate portfolio, which comprises most of the Corporation's loan portfolio. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio. The Corporation expects this trend to continue.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                     Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                     ------------------   -----------------
(Dollars in thousands)                  2006     2005       2006     2005
                                       ------   ------     ------   ------
Balance at beginning of period         $2,200   $2,151     $2,165   $2,076
Provision for loan losses                  65       15        114       92
Recoveries of previous charge-offs         11       17         56       28
                                       ------   ------     ------   ------
                                        2,276    2,183      2,335    2,196
Less: Charge-offs                           1        7         60       20
                                       ------   ------     ------   ------
Balance at end of period               $2,275   $2,176     $2,275   $2,176
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

                                     September 30,   December 31,   September 30,
                                         2006            2005            2005
                                     -------------   ------------   -------------
Allowance for loan
   losses as a percentage of:
Total loans                               1.16%           1.21%         1.26%
Total nonperforming loans                39.10%         107.39%        86.97%
Total nonperforming assets
   (nonperforming loans and OREO)        39.10%         107.39%        86.97%
Net charge-offs as a percentage
   of average loans (year-to-date)          --%            .02%           --%

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

                               September 30,   December 31,   September 30,
(Dollars in thousands)             2006            2005            2005
                               -------------   ------------   -------------
Nonaccrual loans
Commercial                         $  794         $  742          $  885
Installment                            43             85              92
Real estate                         3,574          1,020           1,222
                                   ------         ------          ------
Total                               4,411          1,847           2,199
                                   ------         ------          ------
Loans past due 90 days
  or more and still accruing
Commercial                             --             --              --
Installment                            41              7               8
Real estate                         1,366            162             295
                                   ------         ------          ------
Total                               1,407            169             303
                                   ------         ------          ------
Total nonperforming loans          $5,818         $2,016          $2,502
                                   ======         ======          ======

Nonperforming loans rose to $5.8 million at September 30, 2006 from $2 million at December 31, 2005 due primarily to an increase in commercial real estate nonperforming loans. No single nonperforming loan exceeded $1 million. Because management considers collateral values and guarantees adequate, there were no impairment charges on nonaccrual loans recorded for the nine months ending September 30, 2006 or September 30, 2005.

Deposits

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2006 and December 31, 2005. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Total deposits rose $5.4 million to $317.8 million at September 30, 2006 from $312.4 million at the end of 2005, while average deposits rose 8.4%, to $321.6 million for the first nine months of 2006 from $296.8 million for the first nine months of 2005. The increases occurred due to higher short-term municipal deposit balances.

Total demand deposits rose to $35.2 million at September 30, 2006 from $31.5 million at the end of 2005, while average demand deposits for the first nine months of 2006 increased to $39 million from $35.8 million for the first nine months of 2005. The growth in demand deposits resulted from higher municipal deposit account balances.

Money market deposit accounts totalled $97.4 million at September 30, 2006 compared to $94.1 million at the end of 2005 and averaged $88.9 million for the first nine months of 2006 compared to $72.9 million in the same period of 2005, an increase of 22%. The increase in both balances resulted from higher municipal deposit account balances.

Super NOW accounts totalled $30 million at September 30, 2006 compared to $28.4 million at the end of 2005, and averaged $34.8 million for the first nine months of 2006 compared to $33.3 million in the first three quarters of 2005.

Passbook and statement savings accounts totalled $31.4 million at September 30, 2006, compared to $32.7 million at December 31, 2005 and averaged $32.5 million for the first nine months of 2006, down slightly from $34.7 million for the same period in 2005.

Time deposits declined to $123.8 million at September 30, 2006 from $125.7 million at December 31, 2005, while average time deposits rose to $126.4 million for the first three quarters of 2006 from $120.1 million for the similar 2005 period. The increase in average time deposits was due to the increased municipal deposits.

Short-term borrowings

There were no short-term borrowings at the end of the third quarter of 2006 compared to $540,000 at December 31, 2005, while the related average balances were $2.8 million for the first nine months of 2006 compared to $3.1 million for the first nine months of 2005. The decreases resulted primarily from lower levels of federal funds purchased.

Long-term debt

Long-term debt was relatively unchanged at September 30, 2006 from December 31, 2005, while the related average balance was $20.6 million for the first nine months of 2006 compared to $22.6 million for the same period in 2005, due to repayments of Federal Home Loan Bank advances.

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

During the first nine months of 2006, the Corporation issued $250,000 of noncumulative convertible preferred stock in a private offering. The Corporation also issued $8.2 million of preferred stock during 2005. Proceeds from both transactions have been retained at the holding company until they are needed by the subsidiary bank for deposit growth or other purposes.

At September 30, 2006, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 9.05%, 14.29% and 15.50%, respectively, while the Bank's ratios were 6.03%, 9.53% and 10.56%, respectively.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2006, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

RESULTS OF OPERATIONS

Net interest income

In the third quarter of 2006, net interest income on a fully tax equivalent ("FTE") basis rose 10.7% to $2,950,000 from $2,665,000 for the same 2005 period, while the net interest margin declined to 3.28% from 3.36%. The lower margin resulted from the flat yield curve.

On a fully taxable equivalent ("FTE") basis, net interest income rose $328,000, or 3.9% to $8,683,000 for the first nine months of 2006 from $8,355,000 for the same period in 2005, while the related net interest margin declined 16 basis points, to 3.24% from 3.40%. Higher levels of earning assets, which averaged $358.2 million for the first nine months of 2006 compared to $327.3 million for the same period in 2005, was the primary contributor to the higher net interest income. The increased assets were funded by higher municipal deposit balances. Interest margin compression, resulting from a flat yield curve, where short-term rates have risen faster than long-term rates, contributed to the lower margin and limited the increase in net interest income for September 30. 2005.

Interest income on a FTE basis increased $2 million, or 14.9% for the first nine months of 2006 due to both higher rates and the aforementioned increase in earning assets. The yield on interest earning assets rose 66 basis points, from 5.45% to 6.11%. The increase in earning assets occurred primarily in the commercial real estate loan portfolio.

Interest income from Federal funds sold rose 57.8% for the first nine months of 2006 due to a higher average rate. The federal funds target rate has been raised 100 basis points by the Federal Reserve Bank since the end of 2005 to 5.25%. The related yield increased from 2.78% to 4.66%.

Interest income on taxable investment securities rose $174,000 for the first nine months of 2006 due to a higher average rate. The taxable investment portfolio averaged $122.7 million in 2006 compared to $126.9 million in 2005. Tax-exempt income on a FTE basis was 70.7% higher due to increased volume as the tax-exempt portfolio averaged $28.4 million in 2006 compared to $15.2 million in 2005.

Interest income on loans rose 27% for the first nine months of 2006 due to higher loan volume and a higher average rate. Total loans averaged $186.2 million for the first nine months of 2006 compared to $163.3 million a year earlier, an increase of 14%. The most significant increase occurred in the commercial real estate portfolio.

Interest expense rose 52.7% in the first nine months of 2006, as the average rate paid on interest bearing liabilities rose by 101 basis points, from 2.35% to 3.36%. Additionally, the cost to fund interest earning assets rose from 2.06% to 2.87%. Most of this increase was due to the higher average balances of interest-bearing money market deposit accounts along with higher rates paid on non-deposit interest-bearing liabilities. Interest expense on money market accounts increased to $2.6 million for the first nine months of 2006 from $1.4 million for the first nine months of 2005 due to both higher volume and an increase in the average rate paid from 2.49% to 3.92%. Interest expense on Super NOW deposits increased by 247.7% for the first nine months of 2006 compared to a year earlier due primarily to a higher average rate paid in 2006. Interest expense on time deposits rose 43.2% for the first nine months of 2006 compared to a year earlier also due primarily to the higher average rate paid in 2006.

Provision for loan losses

The provision rose in the third quarter of 2006 to $65,000 from $15,000 for the similar quarter in 2005, while the provision increased to $114,000 for the first nine months of 2006 from $92,000 in the comparable 2005 period. The increases occurred due to higher levels of nonperforming loans.

Other operating income

Other operating income, including the results of investment securities transactions, decreased by 4.1% to $567,000 in the third quarter of 2006 compared to $591,000 for the similar 2005 period, while such income decreased by 3.4% to $1,715,000 for the nine months of 2006 compared to $1,776,000 in the year-earlier period. Both decreases occurred due to losses incurred by an unconsolidated leasing company in which the Bank owns a minority interest, compared to gains recorded in 2005.

Other operating expenses

Other operating expenses rose nominally in the third quarter of 2006 to $2,518,000 from $2,479,000 in the third quarter of 2005, with higher employee benefit expense offset by lower branch opening expenses. Other operating expenses for the first nine months of 2006 rose 6.4% to $7,502,000 from $7,050,000 a year earlier primarily due to increased salary and employee benefit expense, offset in part by lower supplies expense and grand opening expenses and a second quarter 2005 $217,000 insurance recovery of a credit card fraud loss, that did not recur in 2006.

Income tax expense

Income tax expense as a percentage of pretax income was 22.5% in the third quarter of 2006 compared to 26.3% in the third quarter of 2005. For the first nine months of 2006 the percentage was 23.1% compared to 28.9% a year earlier. Both reductions reflect higher levels of tax-exempt investment income resulting from purchases of tax-exempt investment securities and bank-owned life insurance.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The

Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. Finally, the holding company utilizes the capital markets when necessary, having raised $8.2 million through the issuance of preferred stock during the first three quarters of 2005.

The major contribution during the first nine months of 2006 from operating activities to the Corporation's liquidity came from proceeds from the sale of loans, while the highest use of cash was for the origination of loans to be sold in the secondary market.

Net cash used in investing activities was primarily for purchases of investment securities available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale.

The major contribution during the first nine months of 2006 from financing activities was from an increase in deposits, while there were no significant uses of funds.

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

Based on the results of the most recent interest simulation model, the Corporation is interest rate sensitive in a rates-up environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 9.9%; if rates decreased 200 basis points, net interest income would rise by 10.1%. Accordingly, the Corporation is more liability- sensitive since the interest rate risk is greater in a rising rate environment.

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

ITEM 1A. RISK FACTORS

For a summary of risk factors relevant to the corporation and its subsidiary's operations, please refer to Par I, Item 1a in the Corporation's December 31, 2005 Annual Report to Stockholders. There have been no material changes in the risk factors since December 31, 2005.

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

(3)(f) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit filed with the Corporation's current report on Form 8-K filed on March 4, 2005).

(3)(g) Amendment to the Corporation's Articles of Incorporation establishing he Corporation's MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3)(h) Amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991).

(3)(i) By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).

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

(10)(n) Purchase Agreement dated September 27, 2005 by and between Sandler O'Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation's MultiMode Series F Noncumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(11) Statement regarding computation of per share earnings. The required information is included on page 6.

(31) Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).

(32) Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of
2002)

(c) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        CITY NATIONAL BANCSHARES CORPORATION
                                        (Registrant)


November 8, 2006                        /s/ Edward R. Wright
                                        ----------------------------------------
                                        Edward R. Wright
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)