Form 10-K
period 2006-12-31
CITY NATIONAL BANCSHARES CORP
filed 2007-03-30
CIK 714980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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


      Securities registered pursuant to section 12(g) of the Act: __________

--------------------------------------------------------------------------------
                                (Title of class)

                      Common stock, par value $10 per share
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      [ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             [ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              [X] Yes   [ ] No

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


                                        I

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         [ ] Yes   [X] No

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of December 31, 2006 was approximately $5,669,000.

There were 132,736 shares of common stock outstanding at February 5, 2007.


                                       II

                      CITY NATIONAL BANCSHARES CORPORATION

                                    FORM 10-K

                                Table of Contents

                                                                           Page
                                                                         -------
                                     PART I
Item 1.  Business.....................................................         1
Item 1a  Risk Factors.................................................         3
Item 2.  Properties...................................................         3
Item 3.  Legal Proceedings............................................         3
Item 4.  Submission of Matters to a Vote of Security Holders..........         4

                                     PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..........................................         4
Item 6.  Selected Financial Data......................................         5
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    6 - 16
Item 7a. Quantitative and Qualitative Disclosure about Market Risk....        16
Item 8.  Financial Statements and Supplementary Data..................   17 - 32
Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................        33
Item 9a. Controls and Procedures......................................        33

                                    PART III
Item 10. Directors and Executive Officers of Registrant...............        33
Item 11. Executive Compensation.......................................        33
Item 12. Security Ownership of Certain Beneficial Owners and
            Management................................................        33
Item 13. Certain Relationships and Related Transactions...............        33

                                     PART IV
Item 14. Principal Accountant Fees and Services ......................        33
Item 15. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................   33 - 35

Signatures............................................................        36



                                       III

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

City National Bancshares Corporation (the "Corporation" or "CNBC") is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2006, CNBC had consolidated total assets of $395.2 million, total deposits of $342.4 million and stockholders' equity of $27.8 million.

The Bank is in the process of acquiring a branch office of another commercial bank in Philadelphia, Pennsylvania, including approximately $11 million of deposits and $22 million of loans. The acquisition is scheduled to be completed in March, 2007.

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

Both City National Bancshares Corporation and City National Bank have been designated by the United States Department of the Treasury as community development enterprises ("CDE's"). This designation means that the Department of Treasury has formally recognized CBNC and CNB for "having a primary purpose of promoting community development" and will facilitate attracting capital by allowing both entities to benefit from the federal government's New Market Tax Program, as well as from the Bank enterprise Award ("BEA") program, which provides awards for making investments or opening branch offices in low-income areas within the Bank's market area.

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

The Bank does not have a trust department. Sales of annuities and mutual funds are offered to customers under a networking agreement with other financial institutions through the Independent Community Bankers of America.

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

The Federal Open Market Committee raised the target Federal funds rate from 1.00% to 2.25% in 2004, to 4.25% at the end of 2005 and to 5.25% at the end of 2006. The three-month U.S.

Treasury bill rate started 2004 at .90%, rising to 2.22% at the end of 2004, 4.07% at the end of 2005 and 5.01% at the end of 2006. The ten-year Treasury note, however, rose only 31basis points during 2006, from 4.39% to 4.70%. As a result of the increasing actions taken by the Federal Reserve Bank to raise the federal funds target rate, the Bank raised its prime lending rate four times during 2006, from 7.25% to 8.25%, after raising it from 5.00% to 7.25% in 2005.

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

EMPLOYEES

On December 31, 2006, CNBC and its subsidiaries had 97 full-time equivalent employees. Management considers relations with employees to be satisfactory.

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

Additionally, higher interest rates may be impact the ability of the Bank's borrowers to repay their loans, possibly requiring an increase in the allowance for loan losses. The Bank's church borrowers may be more adversely affected given their limited ability to pass on cost increases to congregation members.

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

The New Jersey branch offices are located in Newark, which is owned, Hackensack, which is leased and in Paterson, which is also leased. The New York branches are located in Roosevelt and Hempstead, Long Island, and one in Harlem, New York, which are leased and Brooklyn, New York, which is owned.

In addition to its branch network, the Bank currently maintains five ATM's at remote sites.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is periodically involved in legal proceedings in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the business of the Corporation. Management believes that there is no pending or threatened proceeding against the Corporation, which, if determined adversely, would have a material effect on the business or financial position of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006 there were no matters submitted to stockholders for a vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Corporation's common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers' Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2006.

At February 15, 2007, the Corporation had 1,391 common stockholders of record.

On April 21, 2006, the Corporation paid a cash dividend of $3.25 per share to stockholders of record on April 7, 2006. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

FORM 10-K

THE ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-K IS AVAILABLE WITHOUT CHARGE UPON WRITTEN REQUEST TO CITY NATIONAL BANCSHARES CORPORATION, EDWARD R. WRIGHT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, 900 BROAD STREET, NEWARK, NEW JERSEY, 07102.

TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

Dollars in thousands, except per share data              2006       2005       2004       2003       2002
                                                       --------   --------   --------   --------   --------
YEAR-END BALANCE SHEET DATA
Total assets                                           $395,217   $363,541   $325,412   $236,440   $215,254
Gross loans                                             199,284    179,093    159,359    131,771    109,195
Allowance for loan losses                                 2,400      2,165      2,076      2,145      2,045
Investment securities                                   169,598    149,144    142,470     77,193     79,941
Total deposits                                          342,416    312,429    280,863    198,371    181,894
Long-term debt                                           19,606     20,700     22,750     19,318     16,272
Stockholders' equity                                     27,762     25,142     16,279     14,311     13,251
                                                       --------   --------   --------   --------   --------
INCOME STATEMENT DATA
Interest income                                          21,649   $ 18,173   $ 14,411   $ 12,084   $ 12,221
Interest expense                                         10,848      7,280      4,767      3,266      3,994
                                                       --------   --------   --------   --------   --------
Net interest income                                      10,801     10,893      9,644      8,818      8,227
Provision for loan losses                                   279        115        144        129        336
                                                       --------   --------   --------   --------   --------
Net interest income after provision
   for loan losses                                       10,522     10,778      9,500      8,689      7,891
Other operating income                                    2,724      2,136      2,573      2,605      2,856
Other operating expenses                                 10,035      9,717      9,085      8,847      8,109
                                                       --------   --------   --------   --------   --------
Income before income tax expense                          3,211      3,197      2,988      2,447      2,638
Income tax expense                                          743        862        862        726        918
                                                       --------   --------   --------   --------   --------
Net income                                             $  2,468   $  2,335   $  2,126   $  1,721   $  1,720
                                                       ========   ========   ========   ========   ========
PER COMMON SHARE DATA
Net income per basic share                             $  13.04   $  16.20   $  15.52   $  12.94   $  13.35
Net income per diluted share                              12.54      15.52      15.52      12.55      12.54
Book value                                               129.88     118.23     113.79     100.89      97.94
Dividends declared                                         3.25       3.00       2.75       2.50       2.25
Basic average number of common shares
   outstanding                                          133,246    133,654    132,646    127,854    123,852
Diluted average number of common shares
   outstanding                                          143,924    139,511    132,646    132,129    132,402
Number of common shares outstanding at year-end         132,926    133,650    133,866    131,469    124,611

FINANCIAL RATIOS
Return on average assets                                    .65%       .66%       .71%       .75%       .80%
Return on average common equity                           10.90      13.83      14.90      13.21      14.76
Stockholders' equity as a percentage of total assets       7.02       6.92       5.00       6.05       6.16
Common dividend payout ratio                              25.92      19.33      17.72      19.32      16.85

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

In November 2006, the Bank entered into an agreement with another commercial bank to purchase a branch office in Philadelphia, Pennsylvania, including $11 million of deposits and $22 million of loans. The transaction is expected to close in March 2007.

During 2006, the Bank received a $25 million time deposit from the New York State Business Development District Program. This program rewards financial institutions for establishing bank branches in geographic locations where there is a demonstrated need for banking services. City National Bank received these deposits for its branch office located in the East New York section of Brooklyn, New York. This deposit is scheduled to mature in 2009. Additionally, the Bank already has $20 million received under the same program for the same location, which matures in 2007. There is no assurance that these deposits will be renewed.

Net income rose 5.7% to a record $2,468,000 in 2006 from $2,335,000 in 2005 due to higher sources of other income, primarily a gain on the sale of a Bank-owned property. Net income per fully diluted common share declined to $12.54 from $15.52 a year earlier due to higher preferred dividend requirements offsetting the increased earnings.

2006 represented the eighth consecutive year of improved earnings performance. Additionally, the common dividend per share was raised from $3.00 to $3.25, the thirteenth consecutive year that the dividend has been increased.

Total assets increased 8.8% to a record $395.2 million at the end of 2006 from $363.5 million a year earlier due primarily to the aforementioned New York State deposit, while average assets rose to $377.2 million in 2006 from $352.2 million in 2005 due to higher municipal deposit balances.

During 2006, the Corporation sold $1.1 million in noncumulative preferred stock in private placements. The capital will be used to support growth through acquisitions, but until such acquisitions occur, the Corporation will continue to experience significant dilution in per share earnings.

CASH AND DUE FROM BANKS

Cash and due from banks rose to $7.2 million at the end of 2006 from $6.3 million a year earlier. Average cash and due from banks in 2006 totalled $7 million, compared to $6.7 million a year earlier.

FEDERAL FUNDS SOLD

Federal funds sold declined to $5 million at the end of 2006 from $15.2 million at December 31, 2005, while the related average balance decreased to $19.6 million from $23.6 million in 2005. The decreases occurred due to a reallocation of earning assets into higher earning assets.

INTEREST-BEARING DEPOSITS WITH BANKS

Interest-bearing deposits with banks decreased to $653,000 at December 31, 2006 from $1.3 million a year earlier, while the related average balances were $950,000 in 2006 and $862,000 in 2005. The deposits represent the Bank's participation in the CDFI deposit program. Under this program, the Bank is eligible for an awards based on deposits made in other CDFI's. $42,000 and $20,000 were recorded as interest income from interest-bearing deposits with banks in 2006 and 2005, respectively, representing a yield enhancement on the CDFI deposits. The decline in the year-end balance resulted from maturities of the deposits made under the program.

INVESTMENTS

The fair market value of the portfolio was negatively affected by the inverted yield curve in effect during 2006. The weighted average life of the overall portfolio at December 31, 2006 was 5.63 years, declining slightly from 5.79 years at the end of 2005. Average duration in the portfolio decreased at 4.27 years from 4.37 years. Management has taken actions to mitigate its interest rate risk by reducing the MBS portfolio by not reinvesting principal payments into the MBS portfolio and limiting the purchase of callable agency securities. These actions have reduced the IRR exposure to embedded options inherent in both types of securities. As a result, mortgage-backed securities ("MBS"), at amortized cost, comprised $69.7 million, or 40.7% of the total investment portfolio at the end of 2006 compared to $77.7 million, or 52.1% a year earlier.

Almost all the mortgage-backed securities held by the Corporation are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to the Corporation through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. The Corporation monitors the changes in interest rates, cash flows and duration.

The investment securities available for sale ("AFS") portfolio rose to $116.1 million at December 31, 2006 from $109.7 million a year earlier, while the related gross unrealized net loss amounted to $1.6 million, unchanged from a year earlier.

The most significant change in the portfolio occurred in government sponsored entities ("GSE's"), which rose $8.5 million and are used for municipal deposit collateral purposes. Mortgage-backed securities ("MBS") declined from $70.8 million to $64.5 million as the Bank reduced its concentration during 2006.

The investment securities held to maturity ("HTM") portfolio totaled $53.5 million at December 31, 2006, compared to $39.4 million a year earlier. Most of the increase resulted from purchases of longer-term obligations of state and political subdivisions, which had favorable yield characteristics to the yield curve compared to taxable investment securities throughout 2006.

Information pertaining to the average weighted yields of investments in debt securities at December 31, 2006 is presented below. Maturities of mortgaged-backed securities included with U.S. Government agencies are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                   Maturing After    Maturing After
                                                     One Year But    Five Years But
                                 Maturing Within     Within Five       Within Ten      Maturing After
                                     One Year           Years             Years          Ten Years
                                 ---------------   ---------------   --------------   ---------------     Total    Total
Dollars in thousands              Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield    Amount    Yield
                                 -------   -----   -------   -----   ------   -----   -------   -----   --------   -----
U.S. Treasury securities and
   obligations of U.S.
   government agencies           $ 2,080   3.64%   $    --     --%   $   --     --%   $    --       %   $  2,080   3.64%
Obligations of U.S. government
   sponsored entities             20,368   5.12      5,856   4.59     4,067   4.30      7,549   4.80      37,840   4.89
Mortgage-backed securities            --     --      3,091   3.94     2,114   4.44     59,315   5.21      64,519   5.12
Obligations of state and
   political and subdivisions         --     --      3,147   5.91        --     --        247   9.29       3,395   6.15
Other debt securities                 --     --         --     --     1,000   4.00      6,874   6.22       7,874   5.93
                                 -------   ----    -------   ----    ------   ----    -------   ----    --------   ----
Total amortized cost             $22,448   4.98%   $12,094   4.77%   $7,181   4.30%   $73,985   5.28%   $115,708   5.10%
                                 =======   ====    =======   ====    ======   ====    =======   ====    ========   ====

INVESTMENT SECURITIES HELD TO MATURITY

                                                   Maturing After    Maturing After
                                                    One Year But     Five Years But
                                 Maturing Within     Within Five       Within Ten      Maturing After
                                     One Year           Years             Years          Ten Years
                                 ---------------   --------------   ---------------   ---------------     Total   Total
Dollars in thousands              Amount   Yield   Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield
                                 -------   -----   ------   -----   -------   -----   -------   -----   -------   -----
Obligations of U.S. government
   sponsored entities              $ --      --%   $   --      --%  $ 2,500   5.47%   $12,253   5.80%   $14,753   5.74%
Mortgage-backed securities           --      --        --      --       374   5.20      4,803   4.98      5,177   5.00
Obligations of state and
   political subdivisions           414    7.24     6,095    5.90    11,970   5.70     12,563   6.24     31,042   5.98
Other debt securities                --      --     2,008    8.04        --     --        500   6.40      2,508   7.71
                                   ----    ----    ------    ----   -------   ----    -------   ----    -------   ----
Total amortized cost               $414    7.24%   $8,103    6.43%  $14,844   5.65%   $30,119   5.86%   $53,480   5.90%
                                   ====    ====    ======    ====   =======   ====    =======   ====    =======   ====

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2006. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio rose to 5.10% at December 31, 2006 from 4.40% at December 31, 2006, while the yield on the HTM portfolio declined seven basis points to 5.90% at December 31, 2006 from 5.96% at December 31, 2005. The higher yield on the AFS portfolio was due to the higher yields earned on newly acquired GSE's and MBS, while the lower yield on the HTM portfolio resulted from the lower yields earned on the shorter-term investments placed in the portfolio during 2006. The average life of the AFS portfolio was 4.33 years at the end of 2006 compared to 4.53 years a year earlier. The average life of the HTM portfolio declined to 8.37 years at the end of 2006 from 8.81 years at the end of 2005.

The following table sets forth the carrying value of the Corporation's portfolio for the three years ended December 31:


INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                   2006                   2005                   2004
                                                           --------------------   --------------------   --------------------
                                                           Amortized    Market    Amortized    Markqet   Amortized    Market
In thousands                                                  Cost       Value       Cost       Value       Cost      Value
                                                           ---------   --------   ---------   --------   ---------   --------
U.S. Treasury securities and obligations
   of U.S. government agencies                              $  2,080   $  2,080    $  3,831   $  3,831    $  2,091   $  2,090
Obligations of U.S. government sponsored entities             37,840     37,414      29,328     28,899      18,272     18,191
Obligations of state and political subdivisions                3,395      3,437         943        998       1,267      1,365
Mortgage-backed securities                                    64,519     63,342      70,834     69,636      76,943     76,994
Other debt securities                                          7,874      7,859       4,424      4,427       4,421      4,510
Equity securities:
   Marketable securities                                         618        586         589        558         891        912
   Nonmarketable securities                                      115        115         115        115         115        115
   Federal Reserve Bank and Federal Home Loan Bank stock       1,285      1,285       1,261      1,261       1,089      1,089
                                                            --------   --------    --------   --------    --------   --------
Total                                                       $117,726   $116,118    $111,325   $109,725    $105,089   $105,266
                                                            ========   ========    ========   ========    ========   ========

INVESTMENT SECURITIES HELD TO MATURITY

                                                                   2006                   2005                   2004
                                                           --------------------   --------------------   --------------------
                                                           Amortized    Market    Amortized    Market    Amortized    Market
In thousands                                                  Cost       Value       Cost       Value       Cost       Value
                                                           ---------   --------   ---------   --------   ---------   --------
U.S. Treasury securities and obligations
   of U.S. government agencies                               $    --    $    --    $     8     $     8    $    15     $    16
Obligations of U.S. government sponsored entities             14,753     14,417      9,000       8,776     12,097      11,956
Obligations of state and political subdivisions               31,042     31,273     21,563      21,710     14,344      14,792
Mortgage-backed securities                                     5,177      5,027      6,837       6,759      8,734       8,825
Other debt securities                                          2,508      2,615      2,011       2,174      2,014       2,290
                                                             -------    -------    --------    -------    --------    -------
Total                                                        $53,480    $53,332    $39,419     $39,427    $37,204     $37,879
                                                             =======    =======    ========    =======    ========    =======

CONSOLIDATED AVERAGE BALANCE SHEET WITH RELATED INTEREST AND RATES

                                                        2006                         2005                        2004
                                            ---------------------------  ---------------------------  ---------------------------
                                             Average            Average   Average            Average   Average            Average
Tax equivalent basis; dollars in thousands   Balance  Interest    Rate    Balance  Interest    Rate    Balance  Interest   Rate
------------------------------------------  --------  --------  -------  --------  --------  -------  --------  --------  -------
ASSETS
Interest earning assets:
   Federal funds sold and securities
      purchased under agreements to resell  $ 19,575  $   940    4.80%   $ 23,850  $   759    3.18%   $ 21,082  $   280     1.33%
   Interest-bearing deposits with banks(1)       950       69    7.26         862       35    4.06       1,544      245    15.87
   Investment securities(2):
      Taxable                                121,173    5,851    4.83     127,919    5,707    4.46     109,987    4,552     4.14
      Tax-exempt                              29,444    1,801    6.12      15,800    1,049    6.64      10,213      717     7.02
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
      Total investment securities            150,617    7,652    5.08     143,719    6,756    4.70     120,200    5,269     4.38
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
   Loans (3, 4)
      Commercial (7)                          26,255    1,901    7.24      22,437    1,413    6.30      21,084    1,428     6.77
      Real estate                            160,887   11,577    7.20     142,379    9,432    6.62     118,748    7,318     6.16
      Installment                              1,565      124    7.92       1,453      135    9.29       1,431      115     8.04
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
      Total loans                            188,707   13,602    7.21     166,269   10,980    6.60     141,263    8,861     6.27
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
      Total interest earning assets          359,849   22,263    6.19     334,700   18,530    5.54     284,089   14,655     5.16
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
Noninterest earning assets:
   Cash and due from banks                     6,983                        6,743                        6,027
   Net unrealized loss on investment
      securities available for sale           (2,221)                        (526)                        (272)
   Allowance for loan losses                  (2,256)                      (2,283)                      (2,171)
   Other assets                               14,889                       13,516                       13,080
                                            --------                     --------                     --------
   Total noninterest earning assets           17,395                       17,450                       16,664
                                            --------                     --------                     --------
Total assets                                $377,244                     $352,150                     $300,753
                                            ========                     ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Demand deposits                          $ 34,366  $   517    1.50%   $ 33,487  $   145     .43%   $ 30,032  $    88      .29%
   Money market deposits                      88,869    3,552    4.00      79,342    2,193    2.76      62,756      913     1.45
   Savings deposits (5)                       32,101      168     .52      34,193      180     .53      34,079      182      .53
   Time deposits                             130,293    5,180    3.98     120,956    3,452    2.85      98,083    2,479     2.53
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
   Total interest bearing deposits           285,629    9,417    3.30     267,978    5,970    2.23     224,950    3,662     1.63
   Short-term borrowings                       2,460      128    5.20       2,475       85    3.43         755        8     1.06
   Long-term debt                             20,599    1,303    6.33      22,213    1,225    5.52      22,248    1,097     4.93
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
   Total interest bearing liabilities        308,688   10,848    3.51     292,666    7,280    2.49     247,953    4,767     1.92
                                            --------  -------    ----    --------  -------    ----    --------  -------    -----
Noninterest bearing liabilities:
   Demand deposits                            37,792                       34,793                       33,588
   Other liabilities                           5,388                        5,377                        4,345
                                            --------                     --------                     --------
   Total noninterest bearing liabilities      43,180                       40,170                       37,933
                                            --------                     --------                     --------
Stockholders' equity                          25,376                       19,314                       14,867
                                            --------                     --------                     --------
Total liabilities and stockholders' equity  $377,244                     $352,150                     $300,753
                                            ========                     ========                     ========
Net interest income (tax equivalent basis)             11,415    2.68               11,250    3.05                9,888     3.24
Tax equivalent basis adjustment (6)                      (615)                        (357)                        (244)
                                                      -------                      -------                      -------
Net interest income(8)                                $10,800                      $10,893                      $ 9,644
                                                      =======                      =======                      =======
Average rate paid to fund interest earning
   assets                                                        3.01                         2.18                          1.68
                                                                 ----                         ----                         -----
Net interest income as a percentage of
   interest earning assets (tax equivalent
   basis)                                                        3.18%                        3.36%                         3.48%
                                                                 ====                         ====                          ====

(1)  Includes $42,000 in 2006, $20,000 in 2005 and $199,000 in 2004,
     attributable to income received under the U.S. Treasury Department's Bank Enterprise Award certificate of deposit program.

(2)  Includes investment securities available for sale and held to maturity.

(3)  Includes nonperforming loans.

(4)  Includes loan fees of $428,000, $49,000 and $290,000 in 2006, 2005 and 2004
     respectively.

(5) Includes noninterest bearing deposits maintained by a state governmental agency of $- in 2006, $194,000 in 2005 and $694,000 in 2004 and all
     passbook and statement saving accounts.

(6) The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2006, 2005 and 2004.

(7)  Includes $64,000 in 2006, $54,000 in 2005 and $345,000 in 2004 attributable to income received under the U.S. Treasury Department's Bank Enterprise Award loan program

(8) The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by three basis points in 2006 and 2005 and nineteen basis points in 2004.

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

                                                2006 Net Interest              2005 Net Interest
                                                 Income Increase                Income Increase
                                          (Decrease) from 2005 due to:   (Decrease) from 2004 due to:
                                          ----------------------------   ----------------------------
In thousands                              Volume     Rate      Total     Volume     Rate      Total
------------                              ------   --------   --------   ------   -------   ---------
INTEREST INCOME
Loans:
   Commercial                             $  238   $   250    $   488    $   91   $  (106)   $   (15)
   Real estate                             1,225       920      2,145     1,456       658      2,114
   Installment                                14       (25)       (11)        2        18         20
                                          ------   -------    -------    ------   -------    -------
Total loans                                1,477     1,145      2,622     1,549       570      2,119
Taxable investment securities               (301)      445        144       742       413      1,155
Tax-exempt investment securities             906      (154)       752       392       (60)       332
Federal funds sold and securities
   purchased under agreements to resell     (136)      317        181        33       446        479
Interest-bearing deposits with banks           4        30         34      (108)     (102)      (210)
                                          ------   -------    -------    ------   -------    -------
Total interest income                      1,950     1,783      3,733     2,608     1,267      3,875
                                          ------   -------    -------    ------   -------    -------
INTEREST EXPENSE
Savings deposits                              11         1         12        (1)        3          2
Money market deposits                       (263)   (1,096)    (1,359)     (240)   (1,040)    (1,280)
Super-NOW deposits                            (1)     (371)      (372)      (10)      (47)       (57)
Time deposits                               (266)   (1,462)    (1,728)     (579)     (394)      (973)
Short-term borrowings                         --       (43)       (43)      (18)      (59)       (77)
Long-term debt                                89      (167)       (78)        2      (130)      (128)
                                          ------   -------    -------    ------   -------    -------
Total interest expense                      (430)   (3,138)    (3,568)     (846)   (1,667)    (2,513)
                                          ------   -------    -------    ------   -------    -------
Net interest income                       $1,520   $(1,355)   $   165    $1,762   $  (400)   $ 1,362
                                          ======   =======    =======    ======   =======    =======

LOANS

Loans rose 11.3% to $199.3 million at December 31, 2006 from $179.1 million a year earlier with the increase evenly distributed between commercial loans and commercial real estate loans.

Loans held for sale totalled $609,000 at December 31, 2006, compared to $124,000 at December 31, 2005. Loans originated for sale rose to $3.3 million in 2006 from $2.1 million in 2005, while sales increased correspondingly. These loans represent long-term fixed rate residential mortgages which the Corporation presently does not want to keep in the portfolio to mitigate its interest rate risk to rising interest rates.

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

At December 31, 2006, loans to churches totalled $58.6 million, representing 29.4% of total loans outstanding, all of which are secured by real estate, compared to $58 million and 32.4% at December 31, 2005. Management does not believe that this loan concentration exposes the Corporation to any unusual degree of risk. Most of the Bank's lending efforts are in northern New Jersey, New York City and Nassau County.

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

MATURITIES AND INTEREST SENSITIVITIES OF LOANS

Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2006 is presented below.

                                    Due from
                                    One Year
                     Due in One      Through     Due After
In thousands        Year or Less   Five Years   Five Years     Total
------------        ------------   ----------   ----------   --------
Commercial             $12,415       $ 7,312     $ 12,845    $ 32,572
Real estate:
   Construction         34,678         6,807           --      41,485
   Mortgage              6,679        12,206      105,166     124,051
Installment                427           481          268       1,176
                       -------       -------     --------    --------
Total                  $54,199       $26,806     $118,279    $199,284
                       =======       =======     ========    ========
Loans at fixed
   interest rates      $ 8,409       $14,883     $ 31,794    $ 55,086
Loans at variable
   interest rates       45,790        11,923       86,485     144,198
                       -------       -------     --------    --------
Total                  $54,199        26,806     $118,279    $199,284
                       =======       =======     ========    ========

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands              2006       2005       2004       2003       2002
------------            --------   --------   --------   --------   --------
Commercial              $ 32,572   $ 22,536   $ 16,450   $ 20,052   $ 15,510
Real estate              165,828    155,711    142,085    110,802     92,323
Installment                1,176      1,261      1,171      1,035      1,492
                        --------   --------   --------   --------   --------
Total loans              199,576    179,508    159,706    131,889    109,325
Less: Unearned income        292        291        347        118        130
                        --------   --------   --------   --------   --------
Loans                   $199,284   $179,217   $159,359   $131,771   $109,195
                        ========   ========   ========   ========   ========

SUMMARY OF LOAN LOSS EXPERIENCE

Changes in the allowance for loan losses are summarized below.

Dollars in thousands                    2006      2005      2004     2003       2002
--------------------                   ------   -------   -------   -------   -------
Balance, January 1                     $2,165   $ 2,076   $ 2,145   $ 2,045   $ 1,665
Charge-offs:
   Commercial loans                       108        68       229       164         6
   Real estate loans                        2        --         8        --        34
   Installment loans                       39        16         9        43        19
                                       ------   -------   -------   -------   -------
Total                                     149        84       246       207        59
                                       ------   -------   -------   -------   -------
Recoveries:
   Commercial loans                        87         5        23        89        93
   Real estate loans                       --        29        --        73        --
   Installment loans                       18        24        10        16        10
                                       ------   -------   -------   -------   -------
Total                                     105        58        33       178       103
                                       ------   -------   -------   -------   -------
Net (charge-offs) recoveries              (44)      (26)     (213)      (29)       44
Provision for loan losses charged
   to operations                          279       115       144       129       336
                                       ------   -------   -------   -------   -------
Balance, December 31                   $2,400   $ 2,165   $ 2,076   $ 2,145   $ 2,045
                                       ======   =======   =======   =======   =======
Net charge-offs as a percentage of
   average loans                          .03%      .02%      .15%      .02%       --%
Allowance for loan losses as a
   percentage of loans                   1.20      1.21      1.30      1.63      1.87
Allowance for loan losses as a
   percentage of nonperforming loans    40.45    107.39    171.15    140.56    196.63
                                       ======   =======   =======   =======   =======

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

The allowance represented 1.20% of total loans at December 31, 2006 compared to 1.21% a year earlier, while the allowance represented 40.45% of total nonperforming loans compared to 107.39% for those years. The decline resulted from the rise in nonperforming loans during 2006.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated based on management's estimates of the risk elements within the loan categories set forth below at December 31.

                             2006                2005                2004                2003                2002
                      ------------------  ------------------  ------------------  ------------------  ------------------
                              Percentage          Percentage          Percentage          Percentage          Percentage
                                of Loan             of Loan             of Loan             of Loan             of Loan
                               Category            Category             Category           Category            Category
                               to Gross            to Gross             to Gross           to Gross            to Gross
Dollars in thousands  Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
--------------------  ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
Commercial            $  730     16.32%   $  626     13.14%   $  567     10.32%   $  686     15.22%    $ 422     14.20%
Real estate            1,427     83.09     1,174     86.39     1,120     88.94       798     84.00       622     84.43
Installment               21       .49        25       .47        35       .74        75       .78        43      1.37
Unallocated              222        --       340        --       354        --       586        --       958        --
                      ------    ------    ------    ------    ------    ------    ------    ------     -----    ------
Total                 $2,400    100.00%   $2,165    100.00%   $2,076    100.00%   $2,145    100.00%    $2045    100.00%
                      ======    ======    ======    ======    ======    ======    ======    ======     =====    ======

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

The unallocated portion of the allowance has declined over the past four years due to the continued growth of the loan portfolio, as well as increases in nonperforming loans.

NONPERFORMING ASSETS

Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands                 2006     2005     2004     2003     2002
------------                ------   ------   ------   ------   ------
Nonperforming loans
   Commercial               $  797   $  742   $  146   $  314   $  296
   Real estate               5,153    1,182      981      894      697
Installment                     43       92       86       28       47
                            ------   ------   ------   ------   ------
Total nonperforming loans    5,993    2,016    1,213    1,236    1,040
Other real estate owned         --       --       --      290      352
                            ------   ------   ------   ------   ------
Total                       $5,933   $2,016   $1,213   $1,526   $1,392
                            ======   ======   ======   ======   ======

Nonperforming assets rose almost 200% to $5,993,000 at the end of 2006 due primarily to an increase in nonperforming commercial real estate loans. Most of this increase was in the nonaccrual category and $1,743,000 of these loans are to religious institutions. In the opinion of management, all of the loans appear to be well-secured by real estate collateral.

DEPOSITS

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits.

These municipal and U.S. Government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprised most of the Bank's accounts with balances of $100,000 or more at December 31, 2006 and 2005.

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

Total deposits rose to $342.4 million at December 31, 2006 from $312.4 million a year earlier, while average deposits increased 6.8% to $323.4 million in 2005 from $302.8 million in 2005. The increase in year-end deposits occurred due to a $25 million deposit received from the New York State Business Development District Program, while the higher average balance resulted from higher municipal account balances.

Non-interest bearing demand deposit account balances increased to $36.8 million at December 31, 2006 compared to $31.5 million a year earlier while the related average demand deposits rose 8.6% in 2006 from $34.8 million in 2005.

Passbook and statement savings deposits totalled $30.4 million at December 31, 2006 compared to $32.5 million a year earlier, while such savings accounts averaged $32.1 million in 2006 compared to $34.2 million in 2005.

Money market deposit accounts declined 13.4% to $81.5 million at December 31, 2006 from $94.1 million a year earlier, while average money market deposit accounts increased 12% to $88.9 million in 2006 from $79.3 million in 2005. The decrease in the year-end balance resulted from a runoff of out-of-state deposits purchased from another financial institution in 2004, while the increase in the average balance occurred due to higher levels of municipal deposit accounts.

Interest-bearing demand deposit account balances at December 31, 2006 were relatively unchanged from a year earlier, as were the related average balances.

Time deposits rose to $164.8 million at December 31, 2006 from $125.7 million at the end of 2005, while average time deposits were $130.3 million in 2006, 7.7% greater than in 2005. The increases resulted primarily from the New York State Business Development deposit.

SHORT-TERM BORROWINGS

Short-term borrowings totalled $400,000 at December 31, 2006 compared to $540,000 at December 31, 2005, while average short-term borrowings of $2.5 million in 2006 remained relatively unchanged from 2005. Most of these balances are comprised of U.S. Treasury, tax and loan note option account balances which are subject to daily redemption and can fluctuate significantly. The increase in the average balances was due to higher balances of securities sold under repurchase agreements.

LONG-TERM DEBT

Long-term debt declined to $19.6 million at December 31, 2006 from $20.7 million a year earlier, while the related average balance was $20.6 million in 2006 compared to $22.2 million in 2005.

RESULTS OF OPERATIONS - 2006 COMPARED WITH 2005

Net income rose to $2,468,000 in 2006 from $2,335,000 in 2005 due primarily to a $583,000 gain from the sale of a Bank-owned property on which a branch office was located. The branch was relocated to a more strategic site in the same city. Included in both years' earnings were awards received from the U.S. Treasury's Community Development Financial Institution ("CDFI") Fund. The awards were based in part on the Bank's lending efforts in qualifying lower income communities. Award income attributable to its lending efforts totalled $64,000 in 2006, $54,000 in 2005 and $345,000 in 2004.

Additionally, the Bank recorded award income related to deposits made in other CDFI's of $42,000 in 2006, $20,000 in 2005 and $199,000 in 2004, respectively.
Finally additional award income of $22,000 was also recorded in 2006 compared to $63,000 in 2005 and $115,000 in 2004, representing awards received for opening a branch office in a low-income area.

In total, $128,000 of award income was recorded in 2006, while $137,000 was recorded in 2005 and $659,000 was recorded in 2004. Excluding these awards, net income would have totaled $2,369,000 in 2006 and $2,403,000 in 2005 and $1,657,000 in 2004.

These awards are dependent on the availability of funds in the CDFI Fund as well as the Bank meeting various qualifying standards. Accordingly, there is no assurance that the Bank will continue to receive these awards in the future.

On a fully taxable equivalent ("FTE") basis, net interest income rose only 1.5% to $11.4 million in 2006, while the related net interest margin declined 19 basis points, from 3.36% to 3.17%. Compression from the continued flat yield curve was the cause of the minimal growth in net interest income as well as to the lower margin.

A continuation of an interest rate environment where the yield curve remains flat, or becomes inverted, will cause a continuing decline in the net interest margin as the Corporation will be paying higher rates on interest bearing liabilities without the ability to pass the rate increases along through rate increases on interest earning assets. In the event of such a decline, net interest income may still rise, as occurred during 2006 and 2005, depending on the amount of increase in interest earning assets and the related asset mix.

A significantly higher cost of funds was the reason for this nominal increase in Interest income on a FTE basis. Because of the higher interest rate environment, the yield on interest earning assets rose 65 basis points, from 5.54% to 6.19%, while the cost to fund those assets increased 83 basis points, from 2.18% to 3.01%. Average interest earning assets increased $25 million, or 7.5%, with the loan portfolio providing the greatest increase.

Interest income from Federal funds sold rose by 23.8%, due to an increase in the related yield from 3.18% to 4.80%, as the average balance declined.

Interest income on taxable investment securities increased $1.3 million in 2006 also due to a higher yield on portfolio investments, as well as increased volume.

Tax-exempt investment income rose 71.7% due to purchases of tax-exempt securities in 2006. The average rate declined due to lower rates on the newly acquired investments.

Interest income on loans rose $2.6 million, or 23.9% due to both higher volume and higher yields. Average commercial loans increased 16.8%, while related interest income was higher due to a higher yield on the portfolio, which rose 94 basis points, from 6.30% to 7.24% and the higher volume. The real estate portfolio, comprised mainly of commercial real estate loans, increased $18.5 million, or 13% in 2006, while the related yield rose to 7.2% in 2006 from 6.62% in 2005, due to increases in the Bank's prime lending rate.

Interest expense totalled $10.8 million in 2006, an increase of 47.9% from 2005. This increase resulted primarily from the continued higher short-term interest rate environment, which impacted most of the Corporation's interest bearing liabilities.

The average rate paid on deposits rose by 107 basis points, from 2.23% to 3.30%, mostly due to the higher rates paid on money market deposits and certificates of deposit.

Interest expense on money market deposits increased 62% due to both higher volume and higher rates paid. The average rate paid rose to 4.00% from 2.76% in 2005.

Interest expense on time deposits rose due to both higher volume and higher rates paid. The average rate paid was 113 basis points higher in 2006, averaging 3.98% compared to 2.85% in 2005.

Interest expense on short-term borrowings rose due to a higher average rate paid.

Interest expense on long-term debt rose due to the higher rates paid on long-term subordinated debentures. The related interest rate increased 82 basis points to 6.33% in 2006 compared to 5.52% in 2005.

Service charges on deposit accounts was unchanged from 2005 due to continued competitive business pressures limiting the Bank's ability to raise fees to customers to reflect higher costs.

Other income rose 46.9% in 2006 due primarily to the aforementioned gain on the sale of Bank-owned property. Income from non-Bank ATM card activity rose, along with gains from the sale of loans held for sale and earnings from bank-owned life insurance policies. Additionally, the loss from the Bank's investment in an unconsolidated leasing investee increased to $335,000 from $208,000 in 2005.

Net losses incurred on securities transactions totalled $19,000 in 2006 compared to net losses of $96,000 in 2005 due to investment swap transactions consummated during 2005 to mitigate interest rate risk by selling securities and purchasing other securities with different interest rate characteristics.

Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $10 million in 2006, a 3.3% increase compared to $9.7 million in 2005.

Salaries and other employee benefits expense rose 3.6% due to normal recurring merit increases, higher health insurance costs and an increase in supplemental executive retirement plan expense.

Occupancy expense rose 8.9% due primarily to higher premises rental costs resulting from the relocation of a branch to a more strategic location.

Equipment expense declined due to lower depreciation expense and a decrease in maintenance and repair expense.

Other expenses rose 1.8% in 2006 due primarily to higher consulting fees, along with increased merchant card charges, which represent credit card fees incurred by customers but absorbed by the Bank and offset by compensating deposit account balances, while professional fees and stationery and supplies expense both declined.

Income tax expense as a percentage of pre-tax income was 23.1% in 2006 compared to 27% in 2005, due to higher levels of tax-exempt investment income.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank, Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. During 2006, the Bank pledged most of its commercial real estate portfolio to the Federal Home Loan Bank to be used as collateral for advances or letters of credit. Finally, the Corporation has ready access to the capital markets, having issued $7 million in subordinated debentures since 2002 and $9.3 million in preferred stock during 2005 and 2006.

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

The major contributions during 2006 from operating activities to the Corporation's liquidity came from the sale of loans held for sale, along with net income.

Net cash used in investing activities during 2006 was primarily used for purchases of investment securities available for sale, which totalled $57.3 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale and held to maturity, amounting to $47.1 million. These volumes were significantly lower in 2006 than in 2005 due to less activity in the AFS investment portfolio.

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

COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2006. Further information on these commitments is included in Note 20 of the Notes to Consolidated Financial Statements.

                                   One to
                        One Year    Three     Three to
In thousands             or Less    Years    Five Years    Total
------------            --------   -------   ----------   -------
Commitments to
   extend credit:
   Commercial loans
      and lines of
      credit             $46,003     $--        $ --      $46,003
   Commercial
      mortgages           41,193      --          --       41,193
   Credit cards               --      --         692          692
   Residential
      mortgages              140      --          --          140
   Standby letters of
      credit                 122      --          --          122

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB's historical experience.

EFFECTS OF INFLATION

Inflation, as measured by the CPI, rose 3.2% in 2006 compared to 3.4% in 2005 and 3.3% in 2004.

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

INTEREST SENSITIVITY GAP ANALYSIS

                                                                         December 31, 2006
                                 -------------------------------------------------------------------------------------------------
                                             One Year    Two Years    Three Years   Four Years   Five Years
                                 One Year       to           to            to            to          to       More than
In thousands                      Or Less   Two Years   Three Years    Four Years   Five Years    Ten Years   Ten Years     Total
------------                     --------   ---------   -----------   -----------   ----------   ----------   ---------   --------
INTEREST EARNING ASSETS:
Federal funds sold and
   securities purchased under
   agreements to resell          $  5,000   $     --     $     --       $    --      $     --      $    --     $    --    $  5,000
Interest-bearing deposits with
   banks                              653         --           --            --            --           --                     653
Investment securities              63,295      8,554        6,598         9,703        11,082       36,175      35,799     171,206
Loans                              97,522     34,105       27,191        10,191        11,189       11,896       7,090     199,184
                                 --------   --------     --------      --------      --------      -------     -------    --------
                                  166,470     42,659       33,789        19,894        22,271       48,071      42,889     376,043
                                 --------   --------     --------      --------      --------      -------     -------    --------
INTEREST BEARING LIABILITIES:
Deposits:
   Savings                        140,787         --           --            --            --           --                 140,787
   Time                           111,953     21,012       12,788        10,121         3,711        4,043       1,194     164,822
Short-term borrowings                 400         --           --            --            --           --          --         400
Long-term debt                      8,500      7,700        1,500         1,600            --          106         200      19,606
                                 --------   --------     --------      --------      --------      -------     -------    --------
                                  261,640     28,712       14,288        11,721         3,711        4,149       1,394     325,615
                                 --------   --------     --------      --------      --------      -------     -------    --------
Asset (liability) sensitivity
   gap:
Period gap                       $(95,170)  $ 13,947     $ 19,501      $  8,173      $ 18,560      $43,922     $41,495    $ 50,428
Cumulative gap                    (95,170)   (81,223)     (61,722)      (53,549)      (34,989)       8,933      50,428          --

The cumulative gap between the Corporation's interest rate sensitive assets and its interest sensitive liabilities was $(95.2) million at December 31, 2006. This means that the Corporation has a "negative gap" position, which theoretically will cause its assets to reprice more slowly than its liabilities. In a declining interest rate environment, interest costs may be expected to fall faster than the interest received on earning assets, thus improving the net interest spread.

If interest rates increased, the net interest received on earning assets will rise more slowly than the interest paid on the Corporation's liabilities, decreasing the net interest spread. Certain shortcomings are inherent in the method of gap analysis presented below. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while rates on other types of assets and liabilities may lag behind changes in market rates. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table. The ability of borrowers to service debt may decrease in the event of an interest rate increase. Management considers these factors when reviewing its sensitivity gap position and establishing its ongoing asset/liability strategy.

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

At December 31, 2006, the most recently prepared model indicates that net income would decline 18.5% from base case scenario if interest rates rise 200 basis points and rise 1.6%% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 20.2% if rates rose 200 basis points and 1.8% if rates declined 200 basis points.

These results are consistent with the Corporation's interest rate risk strategy to overweight against the risk of a decrease in interest rates.

CAPITAL

The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

                                     Consolidated           Bank Only
                                     December 31,          December 31,
                                 -------------------   -------------------
Dollars in thousands               2006       2005       2006       2005
--------------------             --------   --------   --------   --------
Total stockholders' equity       $ 27,427   $ 25,142   $ 25,228   $ 20,917
Net unrealized loss
   on investment securities
   available for sale                 978        973        978        973
Net unrealized loss on
   equity securities available
   for sale                           (19)       (19)       (19)       (19)
Disallowed intangibles               (727)      (490)      (727)      (490)
Qualifiying trust preferred
   securities                       7,000      7,000         --         --
                                 --------   --------   --------   --------
Tier 1 capital                     34,659     32,606     25,460     21,381
                                 --------   --------   --------   --------
Qualifying long-term debt             340        460         --         --
Allowance for loan
   losses                           2,300      2,300      2,465      2,300
Other                                 165         --         --         --
                                 --------   --------   --------   --------
Tier 2 capital                      2,805      2,760      2,465      2,300
                                 --------   --------   --------   --------
Total capital                    $ 37,464   $ 35,366   $ 27,925   $ 23,681
                                 ========   ========   ========   ========
Risk-adjusted assets             $243,813   $212,783   $242,674   $212,601
Average total assets              383,552    373,810    383,593    373,796
                                 --------   --------   --------   --------
Risk-based capital ratios:
   Tier 1 capital to risk-
      adjusted assets               14.22%     15.32%     10.49%     10.06%
   Regulatory minimum                4.00       4.00       4.00       4.00
   Total capital to risk-
      adjusted assets               15.37      16.62      11.51      11.14
   Regulatory minimum                8.00       8.00       8.00       8.00
Leverage ratio                       9.04       8.72       6.64       5.72
Total stockholders' equity
   to total assets                   6.94       6.92       6.38       5.75

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

RESULTS OF OPERATIONS - 2005 COMPARED WITH 2004

Net income rose to $2,335,000 in 2005 from to $2,126,000 in 2004 due primarily to an increase in net interest income. Related net income per share was unchanged from $15.52.

On a fully taxable equivalent ("FTE") basis, net interest income rose 13.8% to $11.3 million in 2005 from $9.9 million in 2004, while the related net interest margin declined 14 basis points, from 3.48% to 3.36%. Higher levels of interest earning assets was the primary reason for the increased net interest income, while compression from the flat yield curve contributed to the lower margin.

Interest income on a FTE basis rose $3.9 million, or 26.4% in 2005. Higher levels of interest earning assets was the reason for this increase. Because of the higher interest rate environment, the yield on interest earning assets rose 38 basis points, from 5.16% to 5.54%. Average interest earning assets rose $50.6 million, or 17.8% higher than in 2004, with the loan portfolio providing the greatest increase.

Interest income from Federal funds sold rose 171.1%,due to an increase in the related yield from 1.33% to 3.18%.

Interest income on taxable investment securities increased $1.2 million in 2005 due both to higher volume and higher yields.

Tax-exempt investment income rose 46.3% due to purchases of tax-exempt securities in 2005.

Interest income on loans rose $2.1 million, or 23.9% due to higher loan volumes and higher yields. Average commercial loans increased 6.4%, while related interest income was slightly lower due to a lower yield on the portfolio, which declined 40 basis points, from 6.77% to 6.30%. The real estate portfolio, comprised mainly of commercial real estate loans, increased 23.6% in 2005, while the related yield rose to 6.62% in 2005 from 6.16% in 2004.

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

Other operating income declined 16.9% in 2005. Service charges on deposit accounts was 5.7% lower in 2005 due to continued competitive business pressures limiting the Bank's ability to raise charges to reflect higher costs. Other income declined 20.9% in 2005. Award income, earnings from cash surrender value of bank-owned life insurance and gains on sale of loans, all declined, while the loss from the Bank's investment in an unconsolidated leasing investee rose to $208,000 from $45,000 in 2004.

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

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                          -------------------
Dollars in thousands, except per share data                                                 2006       2005
                                                                                          --------   --------
ASSETS
Cash and due from banks (Note 2)                                                          $  7,231   $  6,260
Federal funds sold (Note 3)                                                                  5,000     15,200
Interest-bearing deposits with banks                                                           653      1,260
Investment securities available for sale (Note 4)                                          116,118    109,725
Investment securities held to maturity (Market value of $53,332)
   at December 31, 2006 and $39,427 at December 31, 2005) (Note 5)                          53,480     39,419
Loans held for sale                                                                            609        124
Loans (Note 6)                                                                             199,284    179,093
Less: Allowance for loan losses (Note 7)                                                     2,400      2,165
                                                                                          --------   --------
Net loans                                                                                  196,884    176,928
                                                                                          --------   --------
Premises and equipment (Note 8)                                                              3,729      4,342
Accrued interest receivable                                                                  2,505      1,917
Cash surrender value of life insurance                                                       4,743      3,870
Other assets (Notes 13 and 14)                                                               4,265      4,496
                                                                                          --------   --------
TOTAL ASSETS                                                                              $395,217   $363,541
                                                                                          ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits: (Notes 4, 5, and 9)
   Demand                                                                                 $ 36,807   $ 31,492
   Savings                                                                                 140,787    155,232
   Time                                                                                    164,822    125,705
                                                                                          --------   --------
Total deposits                                                                             342,416    312,429
Accrued expenses and other liabilities                                                       5,033      4,730
Short-term borrowings (Note 10)                                                                400        540
Long-term debt (Note 11)                                                                    19,606     20,700
                                                                                          --------   --------
Total liabilities                                                                          367,455    338,399
Commitments and contingencies (Note 20)
Stockholders' equity (Notes 15, 16 and 23):
   Preferred stock, no par value: Authorized 100,000 shares (Note 15);
      Series A , issued and outstanding 8 shares in 2006 and 2005                              200        200
      Series C , issued and outstanding 108 shares in 2006 and 2005                             27         27
      Series D , issued and outstanding 3,280 shares in 2006 and 2005                          820        820
   Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
      Series E, issued and outstanding 49 shares in 2006 and 28 shares in 2005               2,450      1,400
   Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
      Series F, issued and outstanding 7,000 shares in 2006 and 2005                         6,790      6,790
   Common stock, par value $10: Authorized 400,000 shares;
      134,530 shares issued in 2006 and 2005
      132,786 shares outstanding in 2006 and 133,650 shares outstanding in 2005              1,345      1,345
   Surplus                                                                                   1,115      1,115
   Retained earnings                                                                        16,102     14,464
   Accumulated other comprehensive loss                                                       (978)      (973)
   Treasury stock, at cost - 1,744 and 880 common shares in 2006 and 2005, respectively       (109)       (46)
                                                                                          --------   --------
Total stockholders' equity                                                                  27,762     25,142
                                                                                          --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $395,217   $363,541
                                                                                          ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                                            Year Ended December 31,
                                                        ------------------------------
Dollars in thousands, except per share data               2006       2005       2004
                                                        --------   --------   --------
INTEREST INCOME
Interest and fees on loans                              $ 13,602   $ 10,980   $  8,861
Interest on Federal funds sold and securities
   purchased under agreements to resell                      940        759        280
Interest on deposits with banks                               67         35        245
Interest and dividends on investment securities:
   Taxable                                                 5,851      5,707      4,552
   Tax-exempt                                              1,189        692        473
                                                        --------   --------   --------
Total interest income                                     21,649     18,173     14,411
                                                        --------   --------   --------
INTEREST EXPENSE
Interest on deposits (Note 9)                              9,417      5,970      3,662
Interest on short-term borrowings                            128         85          8
Interest on long-term debt                                 1,303      1,225      1,097
                                                        --------   --------   --------
Total interest expense                                    10,848      7,280      4,767
                                                        --------   --------   --------
Net interest income                                       10,801     10,893      9,644
Provision for loan losses (Note 7)                           279        115        144
                                                        --------   --------   --------
Net interest income after provision for loan losses       10,522     10,778      9,500
                                                        --------   --------   --------
OTHER OPERATING INCOME
Service charges on deposit accounts                        1,157      1,152      1,221
Other income (Note 12)                                     1,586      1,080      1,365
Net losses on securities transactions (Notes 4 and 5)        (19)       (96)       (13)
                                                        --------   --------   --------
Total other operating income                               2,724      2,136      2,573
                                                        --------   --------   --------
OTHER OPERATING EXPENSES
Salaries and other employee benefits (Note 14)             5,503      5,312      4,868
Occupancy expense (Note 8)                                   920        846        755
Equipment expense (Note 8)                                   577        579        488
Other expenses (Note 12)                                   3,035      2,980      2,974
                                                        --------   --------   --------
Total other operating expenses                            10,035      9,717      9,085
                                                        --------   --------   --------
Income before income tax expense                           3,211      3,197      2,988
Income tax expense (Note 13)                                 743        862        862
                                                        --------   --------   --------
NET INCOME                                              $  2,468   $  2,335   $  2,126
                                                        ========   ========   ========
NET INCOME PER COMMON SHARE (NOTE 17)
Basic                                                   $  13.04   $  16.20   $  15.52
Diluted                                                    12.54      15.52      15.52
                                                        ========   ========   ========
Basic average common shares outstanding                  133,246    133,654    132,646
Diluted average common shares outstanding                143,924    139,511    132,646
                                                        ========   ========   ========
CASH DIVIDENDS DECLARED PER COMMON SHARE                $   3.25   $   3.00   $   2.75
                                                        ========   ========   ========

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                     Other
                                                       Common             Preferred   Retained   Comprehensive   Treasury
Dollars in thousands                                    Stock   Surplus     Stock     Earnings   (Loss) Income     Stock     Total
--------------------                                   ------   -------   ---------   --------   -------------   --------   -------
BALANCE, DECEMBER 31, 2003                             $1,345    $1,068    $ 1,047     $11,003         ($32)       ($120)   $14,311
Comprehensive income:
Net income                                                 --        --         --       2,126           --           --      2,126
   Unrealized holding gains on securities
      arising during the period (net of tax of $78)        --        --         --          --          146           --        146
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $(5))          --        --         --          --           (8)          --         (8)
                                                                                                                            -------
   Total comprehensive income                              --        --         --                                            2,264
Proceeds from issuance of common stock                     --        45         --          --           --          123        168
Purchase of treasury stock                                 --        --         --          --           --          (36)       (36)
Dividends paid on common stock                             --        --         --        (361)          --           --       (361)
Dividends paid on preferred stock                          --        --         --         (67)          --           --        (67)
                                                       ------    ------    -------     -------      -------       ------    -------
BALANCE, DECEMBER 31, 2004                              1,345     1,113      1,047      12,701          106          (33)    16,279
Comprehensive income:
Net income                                                 --        --         --       2,335           --           --      2,335
   Unrealized holding losses on securities
      arising during the period (net of tax of $671)       --        --         --          --       (1,010)          --     (1,010)
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $(27))         --        --         --          --          (69)          --        (69)
                                                                                                                            -------
   Total comprehensive income                              --                                                                 1,256
Proceeds from issuance of preferred stock                  --                8,190          --           --           --      8,190
Proceeds from issuance of common stock                     --         2         --          --           --           23         25
Purchase of treasury stock                                 --        --         --          --           --          (36)       (36)
Dividends paid on common stock                             --        --         --        (402)          --           --       (402)
Dividends paid on preferred stock                          --        --         --        (170)          --           --       (170)
                                                       ------    ------    -------     -------      -------       ------    -------
BALANCE, DECEMBER 31, 2005                              1,345     1,115      9,237      14,464         (973)         (46)    25,142
Cumulative adjustment to beginning retained
   earnings under SAB No. 108 (Note 25)                    --        --         --         335           --           --        335
                                                       ------    ------    -------     -------      -------       ------    -------
ADJUSTED BALANCE, JANUARY 1, 2006                       1,345     1,115      9,237      14,799         (973)         (46)    25,477
Net income                                                 --        --         --       2,468           --           --      2,468
   Unrealized holding losses on securities
      arising during the period (net of tax of $5)         --        --         --          --            7           --          7
   Reclassification adjustment for gains (losses)
      included in net income (net of tax of $(7))          --        --         --          --          (12)          --        (12)
                                                                                                                            -------
   Total comprehensive income                              --        --                                                       2,463
Conversion of long-term debt into preferred stock          --        --        800          --           --           --        800
Proceeds from issuance of preferred stock                  --        --        250          --           --           --        250
Purchase of treasury stock                                 --        --         --          --           --          (63)       (63)
Dividends paid on common stock                             --        --         --        (434)          --           --       (434)
Dividends paid on preferred stock                          --        --         --        (731)          --           --       (731)
                                                       ------    ------    -------     -------      -------       ------    -------
BALANCE, DECEMBER 31, 2006                             $1,345    $1,115    $10,287     $16,102      $  (978)      $ (109)   $27,762
                                                       ======    ======    =======     =======      =======       ======    =======

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
IN THOUSANDS                                                                   2006       2005       2004
                                                                             --------   --------   ---------
OPERATING ACTIVITIES
Net income                                                                   $  2,468   $  2,335   $   2,126
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                  458        465         424
   Provision for loan losses                                                      279        115         144
   Premium amortization of investment securities                                  122        118        (129)
   Amortization of intangible assets                                              120        120         120
   Net losses on sales and early redemptions of investment securities              19         96          13
   Net gains on sales of loans held for sale                                      (39)       (18)        (46)
   Net gain on sale of bank-owned properties                                     (583)        --          --
Loans originated for sale                                                      (3,279)    (2,088)     (4,788)
Proceeds from sales and principal payments from loans held for sale             2,833      1,982       5,386
Increase in accrued interest receivable                                          (588)      (391)       (361)
Deferred taxes                                                                   (629)      (357)        542
Net increase in bank-owned life insurance                                        (159)      (133)        (93)
Decrease (increase) in other assets                                               742        609        (409)
Increase (decrease) in accrued expenses and other liabilities                     638       (294)      1,257
                                                                             --------   --------   ---------
Net cash provided by operating activities                                       2,402      2,559       4,186
                                                                             --------   --------   ---------
INVESTING ACTIVITIES
Increase in loans, net                                                        (20,235)   (19,758)    (27,801)
Decrease (increase) in interest bearing deposits with banks                       607       (399)      2,855
Proceeds from maturities of investment securities available for
   sale, including principal repayments and early redemptions                  47,062     64,944     226,086
Proceeds from maturities of investment securities held to
   maturity, including principal repayments and early redemptions                 918      8,536       9,025
Proceeds from sales of investment securities available for sale                 3,725     16,100         905
Purchases of investment securities available for sale                         (57,298)   (87,508)   (284,655)
Purchases of investment securities held to maturity                           (15,009)   (10,737)    (16,297)
(Purchases of) proceeds from bank-owned life insurance, net                      (714)        87          --
Proceeds from sale of bank-owned properties                                     1,013         --          --
Purchases of premises and equipment                                              (275)      (814)       (409)
Decrease in other real estate owned , net                                          --         --         290
                                                                             --------   --------   ---------
Net cash used in investing activities                                         (40,206)   (29,549)    (90,001)
                                                                             --------   --------   ---------
FINANCING ACTIVITIES
Purchase of deposits                                                               --         --      80,704
Increase in deposits                                                           29,987     31,566       1,788
(Decrease) increase in short-term borrowings                                     (140)      (390)         40
Proceeds from issuance of long-term debt                                           --         --       4,000
Decrease in long-term debt                                                       (294)    (2,050)       (568)
Proceeds from issuance of common stock                                             --         25         168
Proceeds from issuance of preferred stock                                         250      8,190          --
Purchases of treasury stock                                                       (63)       (36)        (36)
Dividends paid on preferred stock                                                (731)      (170)        (67)
Dividends paid on common stock                                                   (434)      (402)       (361)
                                                                             --------   --------   ---------
Net cash provided by financing activities                                      28,575     36,733      85,668
                                                                             --------   --------   ---------
Net (decrease) increase in cash and cash equivalents                           (9,229)     9,743        (147)
Cash and cash equivalents at beginning of year                                 21,460     11,717      11,864
                                                                             --------   --------   ---------
Cash and cash equivalents at end of year                                     $ 12,231   $ 21,460   $  11,717
                                                                             ========   ========   =========
Cash paid during the year:
Interest                                                                     $ 10,315   $  7,417   $   4,245
Income taxes                                                                      996        531         851
NON-CASH INVESTING ACTIVITIES:
Conversion of long-term debt into preferred stock                                 800         --          --

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

Securities to be held for indefinite periods of time but not intended to be held until maturity or on a long-term basis are classified as investment securities available for sale. Securities held for indefinite periods of time include securities that the Corporation intends to use as part of its interest rate sensitivity management strategy and that may be sold in response to changes in interest rates, resultant risk and other factors. Investment securities available for sale are reported at fair market value, with unrealized gains and losses, net of deferred tax, reported as a component of accumulated other comprehensive income, which is included in stockholders' equity. Gains and losses realized from the sales of securities available for sale are determined using the specific identification method. Premiums are amortized and discounts are accreted using the "level yield" method.

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

An allowance for OREO is established through charges to "Other expenses" to maintain properties at the lower of cost or fair value less estimated cost to sell.

CORE DEPOSIT PREMIUMS

The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period, its estimated useful life, and is reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." Amortization totaled $120,000 in 2006 2005 and 2004, respectively.

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

NET INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures, if determined to be dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP FAS 115-1"). FSP FAS 115-1 addresses the determination as to whether an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company's assertion for one security would not call into question assertions made for the other impaired securities. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in reporting periods beginning after December 15, 2005. The Corporation's adoption of FSP FAS 115-1 did not have a significant impact on its financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments - An Amendment of FASB Statements No. 133 and 140." The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by the Corporation. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. Final guidance on the SFAS No. 133 Implementation Issue is expected to be issued in early 2007. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

In March 2006, the FASB issued No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140." This standard amends the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the "Amortization Method" or "Fair Value Measurement Method" for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of any entity's fiscal year, provided the entity has not issued financial statements. The Corporation will adopt SFAS No. 156 as of January 1, 2007. The Corporation does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

On July 13, 2006, FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109," was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the entity has not yet issued financial statements, including interim financial statements, in the period of adoption. The Corporation will adopt FIN 48 as of January 1, 2007. The Corporation does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

On September 15, 2006, the FASB issued, SFAS No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

The Emerging Issues Task Force ("EITF") approved a Consensus, EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," in September 2006, which requires that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.

As ratified, EITF 06-4 will be effective for fiscal years beginning after December 15, 2007 with early adoption permitted as of the beginning of an entity's fiscal year. Entities adopting EITF 06-4 would choose between retroactive application to all prior periods or treating the application of the Consensus as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the statement of financial position. At the time the FASB provides final guidance on determining the substance of the benefit provided to employees, the Corporation will decide on whether to amend, discontinue or maintain the benefit in its current form.

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirememnt Plans-An Amendment of SFAS No. 87, 88, 106 and 132R." This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a significant impact on its financial condition or results of operations.

On September 13, 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 requires registrants to consider the effect of all carryover and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. Registrants must adopt SAB No. 108 as of the beginning of the first fiscal year ending after November 15, 2006. See
Note 25 for further discussion.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements in order to conform with the 2006 presentation.

NOTE 2 CASH AND DUE FROM BANKS

The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $1,608,000 in 2006 and $1,300,000 in 2005.

NOTE 3 FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Federal funds sold averaged $19.6 million during 2006 and $23.6 million in 2005, while the maximum balance outstanding at any month-end during 2006, 2005 and 2004 was $45 million, $39.1 million and $35.3 million, respectively. There were no securities purchased under repurchase agreements in 2006, 2005 or 2004.

NOTE 4 INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and market values at December 31 of investment securities available for sale were as follows:

                                              Gross        Gross
                               Amortized   Unrealized   Unrealized    Market
2006 In thousands                 Cost        Gains       Losses       Value
-----------------              ---------   ----------   ----------   --------
U.S. Treasury securities and
   obligations of U.S.
   government agencies          $  2,080      $ --        $   --     $  2,080
Obligations of U.S.
   government sponsored
   entities                       37,840        11           437       37,414
Obligations of state and
   political subdivisions          3,395        45             3        3,437
Mortgage-backed securities        64,519        66         1,243       63,342
Other debt securities              7,874        93           108        7,859
Equity securities:
   Marketable securities             618        --            32          586
   Nonmarketable securities          115        --            --          115
   Federal Reserve Bank
      and Federal Home
      Loan Bank stock              1,285        --            --        1,285
                                --------      ----        ------     --------
Total                           $117,726      $215        $1,823     $116,118
                                ========      ====        ======     ========

                                              Gross        Gross
                               Amortized   Unrealized   Unrealized    Market
2005 In thousands                 Cost        Gains       Losses       Value
-----------------              ---------   ----------   ----------   --------
U.S. Treasury securities and
   obligations of U.S.
   government agencies          $  3,831      $  8        $    8     $  3,831
Obligations of U.S.
   government sponsored
   entities                       29,328         8           437       28,899
Obligations of state and
   political subdivisions            943        55            --          998
Mortgage-backed securities        70,834        51         1,249       69,636
Other debt securities              4,424        91            88        4,427
Equity securities:
   Marketable securities             589        --            31          558
   Nonmarketable securities          115        --            --          115
   Federal Reserve Bank
      and Federal Home
      Loan Bank stock              1,261        --            --        1,261
                                --------      ----        ------     --------
Total                           $111,325      $213        $1,813     $109,725
                                ========      ====        ======     ========

The amortized cost and the market values of investments in debt securities available for sale as of December 31, 2006 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                               Amortized     Market
In thousands                      Cost        Value
------------                   ---------   ----------
Due within one year:
   U.S. Treasury securities
      and obligations of U.S.
      government agencies       $  2,080    $  2,080
   Obligations of U.S.
      government sponsored
      entities                    20,368      20,374
   Mortgage-backed
      securities                   3,091       2,957
   Obligations of state and
      political subdivisions       3,147       3,163
Due after one year but
   within five years:
   Obligations of U.S.
      government sponsored
      entities                     5,856       5,792
Due after five years but
   within ten years:
   Obligation of U.S.
      government sponsored
      entities                     4,067       3,868
   Mortgage-backed securities      2,114       2,040
   Other debt securities           1,000         911
Due after ten years:
   Obligations of U.S.
      government sponsored
      entities                     7,549       7,380
   Mortgage-backed
      securities                  59,315      58,345
   Obligations of state and
      political subdivisions         247         274
   Other debt securities           6,874       6,948
                                --------    --------
Total debt securities            115,708     114,132
Equity securities                  2,018       1,986
                                --------    --------
Total                           $117,726    $116,118
                                ========    ========

Sales of investment securities available for sale resulted in gross gains of $-, $32,000 and $39,000 and gross losses of $19,000, $131,000 and $53,000 in 2006,
2005 and 2004 respectively.

Interest and dividends on investment securities available for sale was as follows:

In thousands    2006      2005    2004
------------   ------   ------   ------
Taxable        $4,853   $4,567   $3,225
Tax-exempt        110       67       71
               ------   ------   ------
Total          $4,963   $4,634   $3,296
               ======   ======   ======

Investment securities available for sale with a carrying value of $94,618,000 were pledged to secure U.S. government and municipal deposits at December 31, 2006.

Investment securities available for sale which have had continuous unrealized losses as of December 31, are set forth below.

                                  Less than 12 Months     12 Months or More            Total
                                 --------------------   --------------------   --------------------
                                              Gross                  Gross                  Gross
                                  Market   Unrealized    Market   Unrealized    Market   Unrealized
2006 In thousands                 Value      Losses      Value      Losses      Value      Losses
-----------------                -------   ----------   -------   ----------   -------   ----------
Obligations of U.S. government
   sponsored entities            $13,875      $ 74      $10,658     $  363     $24,533     $  437
Mortgaged-backed securities        7,199        39       38,438      1,204      45,637      1,243
Obligations of state and
   political subdivisions          1,152         3           --         --       1,152          3
Other debt securities              3,426        18          911         90       4,337        108
Equity securities                     --        --          586         32         586         32
                                 -------      ----      -------     ------     -------     ------
Total                            $25,652      $134      $50,007     $1,657     $76,245     $1,823
                                 =======      ====      =======     ======     =======     ======

                                  Less than 12 Months     12 Months or More            Total
                                 --------------------   --------------------   --------------------
                                              Gross                  Gross                  Gross
                                  Market   Unrealized    Market   Unrealized    Market   Unrealized
2005 In thousands                 Value      Losses      Value      Losses      Value      Losses
-----------------                -------   ----------   -------   ----------   -------   ----------
U.S. Treasury securities and
   obligations of U.S.
   government agencies           $ 3,125      $  8      $    --      $ --      $ 3,125     $    8
Obligations of U.S. government
   sponsored entities             11,345       241        4,081       196       15,426        437
Mortgaged-backed securities       37,079       710       17,469       539       54,548      1,249
Other debt securities              1,000        --          912        88        1,912         88
Equity securities                    558        31           --        --          558         31
                                 -------      ----      -------      ----      -------     ------
Total                            $53,107      $990      $22,462      $823      $75,569     $1,813
                                 =======      ====      =======      ====      =======     ======

The gross unrealized losses set forth above as of December 31, 2006 were attributable primarily to mortgage-backed securities, the market value of which has been negatively impacted by the higher interest rate environment. The Bank has reduced its mortgage-backed portfolio holdings during 2006 to mitigate its interest rate risk expense to this investment category. Management does not believe that any individual unrealized loss as of December 31, 2006 or 2005 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 5 INVESTMENT SECURITIES HELD TO MATURITY

The book and market values as of December 31 of investment securities held to maturity were as follows:

                                         Gross        Gross
                              Book    Unrealized   Unrealized    Market
2006 In thousands            Value       Gains       Losses      Value
                            -------   ----------   ----------   -------
Obligations of U.S.
   government sponsored
   entities                 $14,753      $ 36         $372      $14,417
Obligations of state and
   political subdivisions    31,042       337          106       31,273
Mortgage-backed
   securities                 5,177         1          151        5,027
   Other debt securities      2,508       114            7        2,615
                            -------      ----         ----      -------
Total                       $53,480      $488         $636      $53,332
                            =======      ====         ====      =======

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
                            =======      ====         ====      =======

During 2006, $15,000 of callable securities were redeemed by the issuers prior to maturity, resulting in gross gains of $-, while in 2005 $6.7 million of such securities were redeemed, resulting in gross gains of $3,000 and $6.3 million were redeemed in 2004 resulting in gross gains of $1,000.

The book value and the market value of investment securities held to maturity as of December 31, 2006 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

                                                Book     Market
In thousands                                   Value     Value
                                              -------   -------
Due within one year:
   Obligations of state and political
   subdivisions                               $   414   $   417
Due after one year but within five years:
   Obligations of state and political
   subdivisions                                 6,095     6,170
Due after five years but within ten years:
   Obligations of U.S. government sponsored
   entities                                     2,500     2,459
   Obligations of state and political
   subdivisions                                11,970    12,074
   Other debt securities                        2,008     2,122
   Mortgage-backed securities                     374       373
Due after ten years:
   Obligations of U.S. government sponsored
   entities                                    12,253    11,958
   Obligations of state and political
   subdivisions                                12,563    12,612
   Other debt securities                          500       493
   Mortgage-backed securities                   4,803     4,654
                                              -------   -------
Total                                         $53,480   $53,332
                                              =======   =======

Interest and dividends on investment securities held to maturity was as follows:

In thousands    2006     2005     2004
               ------   ------   ------
Taxable        $  998   $1,140   $1,321
Tax-exempt      1,079      625      402
               ------   ------   ------
Total          $2,077   $1,765   $1,723
               ======   ======   ======

Investment securities held to maturity with a carrying value of $17,368,000 were pledged to U.S. government and municipal deposit funds at December 31, 2006.

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

                                        Less than 12 Months          12 Months or More                 Total
                                     -------------------------   -------------------------   ------------------------
                                                       Gross                       Gross                      Gross
                                                    Unrealized                  Unrealized                  Unrealized
2006 In thousands                    Market Value     Losses     Market Value     Losses     Market Value     Losses
                                     ------------   ----------   ------------   ----------   ------------   ---------
Obligations of U.S. government
   sponsored entities                   $ 4,946        $ 48         $ 8,674        $324         $13,620        $372
Obligations of state and political
   subdivisions                           6,969          71           4,547          35          11,516         106
Mortgaged-backed securities               1,778          22           3,211         129           4,989         151
Other debt securities                        --          --           2,615           7           2,615           7
                                        -------        ----         -------        ----         -------        ----
Total                                   $13,693        $141         $16,432        $495         $32,740        $636
                                        =======        ====         =======        ====         =======        ====

                                        Less than 12 Months          12 Months or More                 Total
                                     -------------------------   -------------------------   ------------------------
                                                       Gross                       Gross                      Gross
                                                    Unrealized                  Unrealized                  Unrealized
2005 In thousands                    Market Value     Losses     Market Value     Losses     Market Value     Losses
                                     ------------   ----------   ------------   ----------   ------------   ---------
Obligations of U.S. government
   sponsored entities                   $ 4,921        $ 79         $3,855         $145         $ 8,776        $224
Obligations of state and political
   subdivisions                           9,531         133            183           13           9,714         146
Mortgage-backed securities                3,178          31          3,211           91           5,406         122
                                        -------        ----         ------         ----         -------        ----
Total                                   $17,630        $243         $6,266         $249         $23,896        $492
                                        =======        ====         ======         ====         =======        ====

Management does not believe that any individual unrealized loss as of December 31, 2006 or 2005 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

NOTE 6 LOANS

Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands              2006       2005
                        --------   --------
Commercial              $ 32,572   $ 22,536
Real estate              165,828    155,587
Installment                1,176      1,261
                        --------   --------
Total loans              199,576    179,384
Less: Unearned income        292        291
                        --------   --------
Loans                   $199,284   $179,093
                        ========   ========

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.

At December 31, nonperforming loans were as follows:

In thousands                                   2006     2005
                                              ------   ------
Nonaccrual loans                              $4,734   $1,848
Loans with interest or principal 90
   days or more past due and still accruing    1,259      168
                                              ------   ------
Total nonperforming loans                     $5,993   $2,016
                                              ======   ======

The effect of nonaccrual loans on income before taxes is presented below.

In thousands                2006   2005   2004
                           -----   ----   ----
Interest income foregone   $(174)  $(56)  $(42)
Interest income received     296    162     88
                           -----   ----   ----
                           $ 122   $106   $ 46
                           =====   ====   ====

Nonperforming assets are generally well secured by residential and small commercial real estate properties. It is the Bank's intent to dispose of all other real estate owned ("OREO") properties at the earliest possible date at or near current market value.

At December 31, 2006 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area. The borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.

There were no impaired loans at December 31, 2006, or at December 31, 2005.

NOTE 7 ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

In thousands                      2006     2005     2004
                                 ------   ------   ------
Balance, January 1               $2,165   $2,076   $2,145
Provision for loan losses           279      115      144
Recoveries of loans previously
   charged off                      105       58       32
                                 ------   ------   ------
                                  2,549    2,249    2,321
Less: Charge-offs                   149       84      245
                                 ------   ------   ------
Balance, December 31             $2,400   $2,165   $2,076
                                 ======   ======   ======

NOTE 8 PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

In thousands                                       2006     2005
                                                  ------   ------
Land                                              $  329   $  476
Premises                                           1,530    1,892
Furniture and equipment                            3,855    3,869
Leasehold improvements                             3,272    3,222
                                                  ------   ------
Total cost                                         8,986    9,459
Less: Accumulated depreciation and amortization    5,257    5,117
                                                  ------   ------
Total premises and equipment                      $3,729   $4,342
                                                  ======   ======

Depreciation and amortization expense charged to operations amounted to $458,000, $465,000, and $424,000 in 2006, 2005, and 2004, respectively.

NOTE 9 DEPOSITS

Deposits at December 31 are presented below.

In thousands                           2006       2005
                                     --------   --------
Noninterest bearing:
   Demand                            $ 36,807   $ 31,492
   Savings                                 --        194
                                     --------   --------
Total noninterest bearing deposits     36,807     31,686
                                     --------   --------
Interest bearing:
   NOW accounts                        28,895     28,411
   Savings                             30,352     32,499
   Money market                        81,540     94,128
   Time                               164,822    125,705
                                     --------   --------
Total interest bearing deposits       305,609    280,743
                                     --------   --------
Total deposits                       $342,416   $312,429
                                     ========   ========

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands                                 2006      2005
                                           -------   -------
Three months or less                       $34,850   $23,525
Over three months but within six months     26,680    11,105
Over six months but within twelve months    21,680    10,107
Over twelve months                          14,311    16,759
                                           -------   -------
Total deposits                             $97,521   $61,496
                                           =======   =======

Interest expense on certificates of deposits of $100,000 or more was $1,425,000, $918,000 and $894,000 in 2006, 2005 and 2004, respectively.

NOTE 10 SHORT-TERM BORROWINGS

Information regarding short-term borrowings at December 31, is presented below.

                                          Average                 Average    Maximum
                                          Interest     Average   Interest    Balance
                                          Rate on      Balance     Rate      at any
                          December 31   December 31    During     During     Month-
Dollars in thousands        Balance       Balance     the Year   the Year      End
                          -----------   -----------   --------   --------   --------
2006
Federal funds
   purchased                 $ --            --%       $  836      5.48%     $10,480
Securities sold under
   repurchase
   agreements                 400          4.41%          917      5.33        5,854
Demand note issued
   to the U.S. Treasury        --            --           707      4.70        5,191
                             ----          ----        ------      ----      -------
Total                        $400          4.41%       $2,460      5.20%     $21,525
                             ====          ====        ======      ====      =======
2005
Federal funds
   purchased                 $ --            --%       $1,333      3.65%     $ 9,200
Securities sold under
   repurchase
   agreements                 540           .50%          588      3.47        3,254
Demand note issued
   to the U.S. Treasury        --            --           553      2.82        6,000
                             ----          ----        ------      ----      -------
Total                        $540           .50%       $2,474      3.42%     $18,454
                             ====          ====        ======      ====      =======

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of

$6,393,000. There was no balance outstanding under the note at December 31, 2006 and 2005.

The Corporation has short-term borrowing lines totalling $22.5 million at December 31, 2006 with the Federal Home Loan Bank and various correspondent banks which were unused at December 31, 2006 and 2005.

NOTE 11 LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:

In thousands                                  2006     2005
                                            -------   -------
FHLB convertible advances due from
   April 7, 2008 through October 4, 2010    $11,700   $11,700
5.00% capital note, due July 1, 2008            200       300
6.00% capital note, due December 28, 2010       400       500
7.00% note, due January 1, 2014                 106     1,000
8.00% capital note, due May 6, 2017             200       200
Subordinated debt                             7,000     7,000
                                            -------   -------
Total                                       $19,606   $20,700
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

The 7% note payable on January 1, 2014 is payable in quarterly installments of $31,250 commencing January 1, 2006. The debt is secured by 5,090 shares of the authorized but unissued shares of CNB common stock. On December 29, 2006, $800,000 was converted into sixteen shares of the Corporation's 6% convertible preferred stock.

Interest is payable on the 8.00% capital note semiannually through May 6, 2017, at which time the entire principal balance is due. The note is renewable at the option of the Corporation for an additional fifteen years at the prevailing rate of interest.

Scheduled repayments on long-term debt are as follows:

In thousands    Amount
------------    ------
2007           $ 1,806
2008             7,700
2009             1,600
2010             1,300
2011                --
Thereafter       7,200
               -------
Total          $19,606
               =======

In July 2002, CNB issued $3 million in subordinated debentures to an unconsolidated subsidiary trust, based on the current three- month LIBOR rate, plus 3.65%. The rate in effect at December 31, 2005 was 9.01%.

In March 2004, City National Bancshares Corporation issued $4 million of subordinated debentures to an unconsolidated subsidiary trust, based on the current three-month LIBOR rate, plus 2.79%. The rate in effect at December 31, 2006 was 8.15%.

Both debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.

The Corporation has long-term borrowing lines with the Federal Home Loan Bank totaling $63.5 million, of which $49 million and $11.7 million was used and outstanding at December 31, 2006 and 2005, respectively. These lines may also be utilized for short-term borrowing purposes.

NOTE 12 OTHER OPERATING INCOME AND EXPENSES

The following table presents the major items of other operating income and expenses:

In thousands                             2006     2005     2004
                                        ------   ------   ------
OTHER INCOME
Gain on sale of bank-owned properties   $  583   $   --   $   --
Income from off-site ATM's                 384      316      324
Agency fees on commercial loans            323      377      385
Earnings on cash surrender value of
   life insurance                          198      179      212
Undistributed loss from
   unconsolidated investee                (335)    (208)     (45)
Miscellaneous other income                 433      416      489
                                        ------   ------   ------
Total other income                      $1,586   $1,080   $1,365
                                        ======   ======   ======
OTHER EXPENSES
Data processing                         $  378   $  375   $  322
Marketing expense                          359      397      242
Merchant card charges                      273      228      146
Professional fees                          231      351      337
Communication expense                      112      128      124
Credit card loss recovery                   --     (217)      --
Miscellaneous other expenses             1,682    1,718    1,803
                                        ------   ------   ------
Total other expenses                    $3,035   $2,980   $2,974
                                        ======   ======   ======

NOTE 13 INCOME TAXES

The components of income tax expense are as follows:

In thousands                  2006     2005    2004
                             ------   ------   ----
CURRENT EXPENSE
Federal                      $1,103   $  922   $215
State                           269      297    105
                             ------   ------   ----
                              1,372    1,219    320
                             ------   ------   ----
DEFERRED EXPENSE (BENEFIT)
Federal                        (552)    (265)   479
State                           (77)     (92)    63
                             ------   ------   ----
                               (629)    (357)   542
                             ------   ------   ----
Total income tax expense     $  743   $  862   $862
                             ======   ======   ====

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands                            2006     2005     2004
                                       ------   ------   ------
Federal income tax at statutory rate   $1,092   $1,087   $1,016
Increase (decrease) in income tax
   expense resulting from:
State income tax expense, net of
   federal benefit                        127      135      111
Tax-exempt income                        (465)    (351)    (233)
Life insurance                            (54)     (45)     (56)
Other, net                                 43       36       24
                                       ------   ------   ------
Total income tax expense               $  743   $  862   $  862
                                       ======   ======   ======

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands                        2006     2005
                                   ------   ------
DEFERRED TAX ASSETS
Unrealized losses on investment
   securities available for sale   $  629   $  627
Allowance for loan losses             724      684
Premises and equipment                107       84
Deposit intangible                    113       93
Deferred compensation                 887      734
Deferred income                       186      114
Other assets                          117       59
                                   ------   ------
Total deferred tax asset            2,764    2,395
                                   ------   ------
DEFERRED TAX LIABILITIES
Investment in partnership             348      323
Other                                   3       --
                                   ------   ------
Total deferred tax liabilities        351      323
                                   ------   ------
Net deferred tax asset             $2,413   $2,072
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

NOTE 14 BENEFIT PLANS

Savings plan

The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $94,000 in 2006, $72,000 in 2005 and $12,000 in 2004. Forfeited contributions were used to fund part of the 2004 savings plan contributions.

Bonus plan

The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2006, 2005 and 2004 amounted to $189,000, $333,000, and $205,000, respectively.

Nonqualified benefit plans

The Bank maintains a supplemental executive retirement plan ("SERP"), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $317,000 in 2006, $231,000 in 2005 and $164,000 in 2004. The Bank also has a director retirement plan ("DRIP"). DRIP expense was $44,000 in 2006, $56,000 in 2005 and $44,000 in 2004.

Benefits under both plans are funded through bank-owned life insurance policies. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policies. Such increases are included in "Other income" and totalled $198,000 in 2006, $179,000 in 2005 and $212,000 in 2004, while the related life insurance expense was $38,000 in 2006, $46,000 in 2005 and $45,000 in 2004.

Stock options

No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2006, 2005 and 2004.

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

                                                              December 31,
            Year    Dividend     Stated       Number    ------------------------
           Issued     Rate        Value     of Shares       2006         2005
           ------   --------   ----------   ---------   -----------   ----------
Series A    1996      6.00%    $   25,000         8     $   200,000   $  200,000
Series C    1996      8.00            250       108          27,000       27,000
Series D    1997      6.50            250     3,280         820,000      820,000
Series E    2005      6.00         50,000        28       1,400,000    1,400,000
Series F    2005      8.53      7,000,000     7,000       6,790,000    6,790,000
Series E    2006      6.00         50,000        21       1,050,000           --
                                                        -----------   ----------
                                                        $10,287,000   $9,237,000
                                                        ===========   ==========

Each Series E share is convertible at any time into 333 shares of common stock of the Corporation, and are redeemable any time by the Corporation after 2008 at liquidation value. The Series F shares are redeemable after 2010 by the Corporation at a declining premium until 2020, at which time the shares are redeemable at par.

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

Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Under this limitation, $4,375,000 was available for the payment of dividends to the parent corporation at December 31, 2006.

NOTE 17 NET INCOME PER COMMON SHARE

The following table presents the computation of net income per common share.

In thousands, except per share data      2006       2005       2004
                                       --------   --------   --------
Net income                             $  2,468   $  2,335   $  2,126
Dividends on preferred stock               (731)      (170)       (67)
                                       --------   --------   --------
Net income applicable to basic
   common shares                          1,737      2,165      2,059
Dividends applicable to  convertible
   preferred stock                           67         52         --
   Net income applicable to diluted
      common shares                    $  1,804   $  2,217   $  2,059
                                       ========   ========   ========
NUMBER OF AVERAGE COMMON SHARES
Basic                                   133,246    133,654    132,646
                                       --------   --------   --------
Diluted:
   Average common shares outstanding    133,246    133,654    132,646
   Average potential dilutive common
      shares                             10,678      5,857         --
                                       --------   --------   --------
                                        143,924    139,511    132,646
                                       ========   ========   ========
NET INCOME PER COMMON SHARE
Basic                                  $  13.04   $  16.20   $  15.52
Diluted                                   12.54      15.52      15.52

NOTE 18 RELATED PARTY TRANSACTIONS

Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2006 and 2005. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.

Total loans to the aforementioned individuals and organizations amounted to $3,566,000 and $2,591,000 at December 31, 2006 and 2005, respectively. The highest amount of such indebtedness during 2006 and 2005 was $3,566,000 and $2,599,000, respectively. During 2006, new loans totalled $1,002,000 and paydowns totalled $27,000. All related party loans were performing as of December 31, 2006.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2006 and 2005.

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

DEPOSIT LIABILITIES

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2006 and 2005. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

LONG-TERM DEBT

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2006 and 2005.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

                                    2006                 2005
                            -------------------   ------------------
                            Carrying     Fair     Carrying     Fair
In thousands                 Value       Value      Value     Value
                            --------   --------   --------   -------
FINANCIAL ASSETS
Cash and other short-term
   Investments              $ 12,231   $ 12,231   $ 21,460    21,460
Interest-bearing deposits
   with banks                    653        653      1,260     1,260
Investment securities AFS    116,118    116,118    109,725   109,725
Investment securities HTM     53,480     53,332     39,419    39,427
Loans                        199,284    192,646    176,793   173,273
Loans held for sale              609        609        124       124

FINANCIAL LIABILITIES
Deposits                     342,416    322,822    312,429   291,914
Short-term borrowings            400        400        540       540
Long-term debt                19,606     19,458     20,700    20,955

NOTE 20 COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

At December 31, 2006 the Bank was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes. These leases, most of which have renewal provisions, are considered operating leases. Minimum rentals under the terms of these leases for the years 2007 through 2011 are $277,000, $263,000, $267,000, $264,000, and $271,000 respectively. Payments due thereafter total $1,567,000.

Rental expense under the leases amount to $255,000, $202,000 and $163,000 during 2006, 2005 and 2004 respectively.

NOTE 21 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, commitments to extend, standby letters of credit, and could involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

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

At December 31, 2006 and 2005 the Bank had mortgage commitments of $41,193,000 and $46,144,000, unused commercial lines of credit of $46,003,000 and $37,968,000, and $832,000 and $589,000 of other loan commitments, respectively. There were $122,000 of financial standby letters of credit outstanding at December 31, 2006 while there were none outstanding at December 31, 2005.

The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank's prime lending rate.

NOTE 22 PARENT COMPANY INFORMATION

Condensed financial statements of the parent company only are presented below.

CONDENSED BALANCE SHEET

                                                December 31,
                                             -----------------
In thousands                                   2006      2005
                                             -------   -------
ASSETS
Cash and cash equivalents                    $   250   $    60
Investment in subsidiary                      25,492    21,163
Due from subsidiary                            9,844    13,190
Other assets                                     122       125
                                             -------   -------
Total assets                                 $35,708   $34,538
                                             =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                            $   158   $   179
Notes payable                                    906     2,000
Subordinated debt                              7,217     7,217
                                             -------   -------
Total liabilities                              8,281     9,396
Stockholders' equity                          27,427    25,142
                                             -------   -------
Total liabilities and stockholders' equity   $35,708   $34,538
                                             =======   =======

CONDENSED STATEMENT OF INCOME

                                             Year Ended December 31,
                                            ------------------------
In thousands                                 2006     2005     2004
                                            ------   ------   ------
INCOME
Interest income                             $    7   $    3   $   13
Dividends from subsidiaries                    900      850      767
Interest from subsidiaries                   1,110      551      186
                                            ------   ------   ------
Total income                                 2,017    1,404      966
                                            ------   ------   ------
EXPENSES
Interest expense                               730      626      484
Other operating income                           4       --
Other operating expenses                         2        3        6
Net (gains) losses on sales of investment
   securities                                   --      (32)     (34)
Income tax expense (benefit)                   155      (15)     (89)
                                            ------   ------   ------
Total expenses                                 883      582      367
                                            ------   ------   ------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
   INCOME OF SUBSIDIARIES                    1,134      822      599
Equity in undistributed income of
   subsidiaries                              1,334    1,513    1,527
                                            ------   ------   ------
Net income                                  $2,468   $2,335   $2,126
                                            ======   ======   ======

CONDENSED STATEMENT OF CASH FLOWS

                                              Year Ended December 31,
                                            ---------------------------
In thousands                                  2006      2005      2004
                                            -------   -------   -------
OPERATING ACTIVITIES
Net income                                  $ 2,468   $ 2,335   $ 2,126
Adjustments to reconcile net income
   to cash used in operating activities:
   Net gains on sales of investment
      securities                                 --       (32)      (34)
   Equity in undistributed income of
      subsidiary                             (1,335)   (1,513)   (1,527)
Decrease (increase) in other assets              49      (113)       39
(Decrease) increase  in other liabilities       (21)       91        13
                                            -------   -------   -------
Net cash provided by operating activities     1,161       768       617
                                            -------   -------   -------
INVESTING ACTIVITIES
Proceeds from sales and maturities of
   investment securities available for
   sale including principal payments             --       652       977
Proceeds from maturities of investment
   securities held to maturity including
   principal payments                            --        --       174
Purchases of investment securities
   available for sale                            --      (293)       (5)
Purchases of investment securities
   held to maturity                              --        --      (900)
(Increase) decrease in investment in
   subsidiaries                              (2,999)       15      (252)
Decrease (increase) in loans to
   subsidiaries                               3,300    (8,227)   (3,962)
                                            -------   -------   -------
Net cash provided by (used in) investing
   activities                                   301    (7,853)   (3,968)
                                            -------   -------   -------
FINANCING ACTIVITIES
Increase in subordinated debt                    --        --     4,124
Decrease in notes payable                    (1,094)     (550)     (475)
Proceeds from issuance of preferred stock     1,050     8,190        --
Proceeds from issuance of common stock           --        25       168
Purchases of treasury stock                     (63)      (36)      (36)
Dividends paid                               (1,165)     (572)     (428)
                                            -------   -------   -------
Net cash (used in) provided by financing
   activities                                (1,272)    7,057     3,353
                                            -------   -------   -------
Increase (decrease) in cash and
   cash equivalents                             190       (28)        2
Cash and cash equivalents at
   beginning of year                             60        88        86
                                            -------   -------   -------
Cash and cash equivalents at
   end of year                              $   250   $    60   $    88
                                            =======   =======   =======

NOTE 23 REGULATORY CAPITAL REQUIREMENTS

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2006, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 2006 both City National Bancshares and City National Bank meet all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized City National Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed City National Bank's capital classification.

The following is a summary of City National Bank's actual capital amounts and ratios as of December 31, 2006 and 2005, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

                                FDIC REQUIREMENTS

                                    MINIMUM CAPITAL FOR CLASSIFICATION
                         -------------------------------------------------------
                           BANK ACTUAL         ADEQUACY      AS WELL-CAPITALIZED
                         ---------------   ---------------   -------------------
In thousands              AMOUNT   RATIO    AMOUNT   RATIO      AMOUNT   RATIO
                         -------   -----   -------   -----     -------   -----
December 31, 2006
   Leverage (Tier 1)
      capital            $25,460    6.38%  $ 9,753   4.00%     $12,191    5.00%
   Risk-based capital:
      Tier 1              25,460   10.49     9,753   4.00       12,191    6.00
      Total               27,925   11.51    19,505   8.00       24,381   10.00
December 31, 2005
   Leverage (Tier 1)
      capital             21,381    5.72     8,511   4.00       10,639    6.00
   Risk-based capital:
      Tier 1              21,381   10.06     8,511   4.00       10,639    5.00
      Total               23,681   11.14    17,022   8.00       21,277   10.00

The Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2002 and 2004. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2006, assuming the Corporation was not allowed to include the trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts.

NOTE 24 SUMMARY OF QUARTERLY FINANCIAL INFORMATION

                                                 2006
(unaudited)                     -------------------------------------
Dollars in thousands,            First     Second    Third     Fourth
except per share data           Quarter   Quarter   Quarter   Quarter
                                -------   -------   -------   -------
Interest income                 $5,202     $5,248   $5,482     $5,717
Interest expense                 2,446      2,553    2,696      3,153
                                ------     ------   ------     ------
Net interest income              2,756      2,695    2,786      2,564
Provision for loan losses           --         49       65        165
Net losses on sales
   of investment securities        (16)        --       (3)        --
Other operating income             543        621      570      1,009
Other operating expenses         2,509      2,475    2,518      2,533
                                ------     ------   ------     ------
Income before income
   tax expense                     774        792      770        875
Income tax expense                 186        180      173        204
                                ------     ------   ------     ------
Net income                      $  588     $  612   $  597     $  671
                                ======     ======   ======     ======
Net income per share- basic     $ 2.28     $ 3.47   $ 3.36     $ 3.78
                                ======     ======   ======     ======
Net income per share- diluted   $ 2.28     $ 3.20   $ 3.11     $ 3.30
                                ======     ======   ======     ======

                                                 2005
(unaudited)                     -------------------------------------
Dollars in thousands,            First     Second    Third     Fourth
except per share data           Quarter   Quarter   Quarter   Quarter
                                -------   -------   -------   -------
Interest income                  $4,221   $4,419     $4,507   $5,026
Interest expense                  1,541    1,643      1,856    2,240
                                 ------   ------     ------   ------
Net interest income               2,680    2,776      2,651    2,786
Provision for loan losses            40       37         15       23
Net gains (losses) on sales
   of investment securities          27      (54)         4      (73)
Other operating income              623      589        587      433
Other operating expenses          2,303    2,268      2,479    2,667
                                 ------   ------     ------   ------
Income before income
   tax expense                      987    1,006        748      456
Income tax expense                  301      295        197       69
                                 ------   ------     ------   ------
Net income                       $  686      711        551      387
                                 ======   ======     ======   ======
Net income per share- basic      $ 4.64   $ 5.31     $ 4.12   $ 2.13
                                 ======   ======     ======   ======
Net income per share- diluted    $ 4.58   $ 5.10     $ 3.92   $ 1.99
                                 ======   ======     ======   ======

Net income per share data has been revised for the third quarter and for the year 2005. For these periods the Corporation had accrued the dividends to be paid on preferred stock. SFAS No. 128, "Earnings per Share" (FAS 128) requires that net income available to common shareholders be computed by deducting from net income dividends declared in the period, not accrued, on preferred stock. In addition, during 2005, the Corporation issued convertible preferred stock. FAS 128 requires that the dilutive effect of convertible securities be reflected in net income per share by applying the if-converted method. The Corporation had not applied the if-converted method in calculating net income per share for the first, second and third quarters of 2005. The Corporation has concluded that these adjustments are immaterial to the financial statements on both a qualitative and quantitative basis for previously issued quarterly financial statements. Accordingly, the adjustments have been made in the current period financial statements.

Additionally, during the fourth quarter of 2005, the Corporation recorded in "Other income" a $35,000 loss associated with a cumulative adjustment to reflect the Bank's proportionate share of its equity investee's losses for the nine-month period ended September 30, 2005.

NOTE 25. CUMULATIVE ADJUSTMENT TO RETAINED EARNINGS UNDER SEC STAFF ACCOUNTING BULLETIN NO. 108

In September 2006, the SEC issued SAB No. 108, which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

As a result of the adoption of SAB No. 108, the Corporation recognized a reduction in other liabilities and an increase in retained earnings of $335,000 as an adjustment of the beginning of the year opening balances for these accounts. The adjustment represented an overaccrual of income tax expense which occurred over several years prior to 2005. Management has concluded that these adjustments are immaterial to prior years' consolidated financial statements and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
City National Bancshares Corporation

We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 25 to the consolidated financial statements, effective January 1, 2006, the Company adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP

Short Hills, New Jersey
March 29, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during 2006.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference to the material responsive to such item in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference or are annexed to this Annual Report:

(a)  The following documents are filed ad part of this report:

                                                                            Page
                                                                            ----
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
   KPMG, LLP                                                                 32
Consolidated Balance Sheets as of December 31, 2006 and 2005                 17
Consolidated Statements of Income for the years ended
   December 31, 2006, 2005 and 2004                                          18
Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2006, 2005 and 2004                      19
Consolidated Statements of Cash Flows for the years ended
   December 31, 2006, 2005 and 2004                                          20
Notes to Consolidated Financial Statements                                   21

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

(3)(f) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series E
          (incorporated by reference to Exhibit (3)(i) to the Corporation's
          Current Report on Form 8-K filed on March 4, 2005).

(3)(g) Amendment to the Corporation's Articles of Incorporation establishing the Corporation's MultiMode Series F Non-cummulative Redeemable
          Preferred Stock (incorporated herein by reference to Exhibit (3)(f) of the Corporation's Quartely Report on Form10-Q filed on September 30,
          2005).

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

(4)(b)    Indenture dated July 11, 2002 between the Corporation and Wilmington
          Trust Company (incorporated herein by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002).

(10)(a)   The Employees' Profit Sharing Plan of City National Bank of New Jersey
          (incorporated herein by reference to Exhibit (10) of the Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(b)   The Employment Agreement among the Corporation, the Bank and Louis E.
          Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit 10.1 of the Corporation's Current Report on Form 8-K dated
          December 4, 2006).

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

(10)(n)   Purchase Agreement dated September 27, 2005 by and between
          Sandler O'Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation's MultiMode Series F Noncummulative Redeemable
          Preferred Stock (incorporated by reference to Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(o)   Credit Agreement dated February 21, 2007 by and between The
          Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation
          (incorporated by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 23,
          2007).

(10)(p)   Branch Purchase and Assumption Agreement, dated as of
          November 1, 2006, by and between City National Bank of New
          Jersey ("CNB") and Sun National Bank ("Sun"), as amended by
          Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun
          (incorporated by reference to Exhibit 10 (p) to the Corporation's Current Report on Form 8-K dated March 14,
          2007).

(11) Statement regarding computation of per share earnings. The required information is included on page 28.

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

Date: March 29, 2007                    Date: March 29, 2007

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

Signature                               Title                      Date
---------                               -----                      ----


/s/ Douglas E. Anderson                 Director                   March 29, 2007
-------------------------------------
Douglas E. Anderson


/s/ Barbara Bell Coleman                Director                   March 29, 2007
-------------------------------------
Barbara Bell Coleman


/s/ Eugene Giscombe                     Director,                  March 29, 2007
-------------------------------------   Chairperson of the Board
Eugene Giscombe


/s/ Louis E. Prezeau                    Director,                  March 29, 2007
-------------------------------------   President and Chief
Louis E. Prezeau                        Executive Officer


/s/ Lemar C. Whigham                    Director                   March 29, 2007
-------------------------------------
Lemar C. Whigham