Form 10-Q
period 2007-03-31
CITY NATIONAL BANCSHARES CORP
filed 2007-05-15
CIK 714980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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
Yes  X    No
    ---      ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large filer       Accelerated filer       Non-accelerated filer  X
            ---                     ---                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
    ---      ---

The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 26, 2007 was approximately $6,467,000.

There were 132,636 shares of common stock outstanding at April 26, 2007.

Index

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and
           December 31, 2006.............................................     3

        Consolidated Statements of Income (Unaudited) for the Three
           Months Ended March 31, 2007 and 2006..........................     4

        Consolidated Statements of Cash Flows (Unaudited) for the Three
           Months Ended March 31, 2007 and 2006..........................     5

        Notes to Consolidated Financial Statements (Unaudited)...........     6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................     8

Item 3. Quantitative and Qualitative Disclosures about Market Risk ......    13

Item 4. Controls and Procedures..........................................    14

PART II OTHER INFORMATION................................................    14

Item 1. Legal proceedings................................................    14

Item 6. Exhibits and Reports on Form 8-K.................................    14

Signatures ..............................................................    17

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                  March 31,   December 31,
Dollars in thousands, except per share data                                          2007         2006
-------------------------------------------                                       ---------   ------------
ASSETS
Cash and due from banks                                                           $   7,004     $   7,231
Federal funds sold                                                                   10,000         5,000
Interest bearing deposits with banks                                                    683           653
Investment securities available for sale                                            102,109       116,118
Investment securities held to maturity (Market value of $57,572 at March 31,
   2007 and $53,332 at December 31,2006)                                             57,580        53,480
Loans held for sale                                                                      --           609
Loans                                                                               216,784       199,284
Less: Allowance for loan losses                                                       2,500         2,400
                                                                                  =========     =========
Net loans                                                                           214,284       196,884
                                                                                  ---------     ---------
Premises and equipment                                                                3,804         3,729
Accrued interest receivable                                                           2,344         2,505
Bank-owned life insurance                                                             4,799         4,743
Other assets                                                                          4,899         4,265
                                                                                  ---------     ---------
TOTAL ASSETS                                                                      $ 407,506     $ 395,217
                                                                                  =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                         $  37,878     $  36,807
   Savings                                                                          153,467       140,787
   Time                                                                             156,058       164,822
                                                                                  ---------     ---------
Total deposits                                                                      347,403       342,416
Accrued expenses and other liabilities                                                5,939         5,033
Short-term borrowings                                                                 1,480           400
Long-term debt                                                                       24,575        19,606
                                                                                  =========     =========
Total liabilities                                                                   379,397       367,455
Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value: Authorized 100,000 shares ;
      Series A, issued and outstanding 8 shares in 2007 and 2006                        200           200
      Series C, issued and outstanding 108 shares in 2007 and 2006                       27            27
      Series D, issued and outstanding 3,280 shares in 2007 and 2006                    820           820
   Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
      Series E, issued and outstanding 49 shares in 2007 and 2006                     2,450         2,450
   Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
      Series F, issued and outstanding 7,000 shares in 2007 and 2006                  6,790         6,790
   Common stock, par value $10: Authorized 400,000 shares;
      134,530 shares issued in 2007 and 2006
      132,636 shares outstanding in 2007 and 132,786 shares outstanding in 2006       1,345         1,345
   Surplus                                                                            1,115         1,115
   Retained earnings                                                                 16,339        16,102
   Accumulated other comprehensive loss                                                (858)         (978)
   Treasury stock, at cost - 1,894 and 1,744 common shares in 2007 and 2006,           (119)         (109)
   respectively
                                                                                  ---------     ---------
Total stockholders' equity                                                           28,109        27,762
                                                                                  ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 407,506     $ 395,217
                                                                                  =========     =========

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA              2007        2006
-------------------------------------------            --------   ---------
INTEREST INCOME
Interest and fees on loans                             $  3,775   $  3,081
Interest on Federal funds sold and securities
   purchased under agreements to resell                     252        379
Interest on deposits with banks                              14         20
Interest and dividends on investment securities:
   Taxable                                                1,660      1,472
   Tax-exempt                                               350        250
                                                       --------   --------
Total interest income                                     6,051      5,202
                                                       ========   ========
INTEREST EXPENSE
Interest on deposits                                      2,990      2,126
Interest on short-term borrowings                             6          7
Interest on long-term debt                                  336        313
                                                       --------   --------
Total interest expense                                    3,332      2,446
                                                       ========   ========
Net interest income                                       2,719      2,756
Provision for loan losses                                   225         --
                                                       --------   --------
Net interest income after provision for loan
   losses                                                 2,494      2,756
                                                       --------   --------
OTHER OPERATING INCOME
Service charges on deposit accounts                         270        289
Agency fees on commercial loans                              63         95
Other income                                                272        159
Net losses on sales of investment securities                 --        (16)
                                                       --------   --------
Total other operating income                                605        527
                                                       --------   --------
OTHER OPERATING EXPENSES
Salaries and other employee benefits                      1,379      1,376
Occupancy expense                                           254        234
Equipment expense                                           139        137
Data processing expense                                      84         82
Other expenses                                              760        680
                                                       ========   ========
Total other operating expenses                            2,616      2,509
                                                       --------   --------
Income before income tax expense                            483        774
Income tax expense                                          111        186
                                                       ========   ========
NET INCOME                                             $    372   $    588
                                                       ========   ========
NET INCOME PER COMMON SHARE
Basic                                                  $   0.37   $   2.28
Diluted                                                    0.37       2.28
                                                       ========   ========
Basic average common shares outstanding                 132,738    133,606
Diluted average common shares outstanding               132,738    133,606
                                                       ========   ========

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             --------------------
IN THOUSANDS                                                                   2007        2006
------------                                                                 --------   ---------
OPERATING ACTIVITIES
Net income                                                                   $    372   $    588
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                  107        119
   Provision for loan losses                                                      225         --
   (Discount accretion) premium amortization of investment securities             (69)        48
   Amortization of intangible assets                                               38         30
   Net losses on securities transactions                                           --         16
   Net gains on sales of loans held for sale                                      (32)        (9)
Loans originated for sale                                                      (1,081)    (1,101)
Proceeds from sales and principal payments from loans held for sale             1,722      1,234
Decrease (increase) in accrued interest receivable                                161        (16)
Deferred taxes                                                                     74       (338)
Increase in bank-owned life insurance                                             (56)       (36)
Increase in other assets                                                         (820)      (146)
Increase in accrued expenses and other liabilities                              1,094        970
                                                                             --------   --------
Net cash provided by operating activities                                       1,735      1,359
                                                                             ========   ========
INVESTING ACTIVITIES
Purchase of loans                                                             (18,734)        --
Decrease (increase) in loans, net                                               1,109     (4,808)
(Increase) decrease in interest-bearing deposits with banks                       (30)         3
Proceeds from maturities of investment securities available for sale,
   including principal repayments and early redemptions                        15,485     23,166
Proceeds from maturities of investment securities held to maturity,
   including principal repayments and early redemptions                           170        229
Proceeds from sales of investment securities available for sale                    --      2,533
Purchases of investment securities available for sale                          (1,203)   (22,273)
Purchases of investment securities held to maturity                            (4,280)    (3,535)
Purchases of premises and equipment                                              (182)       (39)
                                                                             --------   --------
Net cash used in investing activities                                          (7,665)    (4,724)
                                                                             ========   ========
FINANCING ACTIVITIES
Purchase of deposits                                                           11,016         --
(Decrease) increase in deposits                                                (6,029)     9,930
Increase in long-term debt                                                      4,969         --
Increase in short-term borrowings                                               1,080        784
Proceeds from issuance of preferred stock                                          --         50
Purchases of treasury stock                                                       (10)       (16)
Dividends paid on preferred stock                                                (323)      (282)
                                                                             --------   --------
Net cash provided by financing activities                                      10,703     10,466
                                                                             ========   ========
Net increase in cash and cash equivalents                                       4,773      7,101
Cash and cash equivalents at beginning of period                               12,231     21,460
                                                                             --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 17,004   $ 28,561
                                                                             ========   ========
CASH PAID DURING THE YEAR
Interest                                                                     $  2,866   $  2,120
Income taxes                                                                      230        285

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

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2006 Annual Report to Stockholders.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates.

3. Net income per common share

The following table presents the computation of net income per common share.

                                      Three Months Ended
                                           March 31,
                                      -------------------
In thousands, except per share data     2007       2006
-----------------------------------   --------   --------
Net income                            $    372   $    588
Dividends paid on preferred stock          323        282
                                      --------   --------
Net income applicable to common
   shares                             $     49   $    306
                                      ========   ========
NUMBER OF AVERAGE COMMON SHARES
Basic                                  132,738    133,606
                                      --------   --------
Diluted                                132,738    133,606
                                      --------   --------
NET INCOME PER COMMON SHARE
Basic                                 $    .37   $   2.28
Diluted                                    .37       2.28

Basic income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive.

Preferred dividend payments totalling $174,000 and $134,000 were made during the first quarter of 2007 and 2006, respectively that apply to the entire year.

4. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was $492,000 and $59,000, respectively. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

5. Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements in order to conform with the 2007 presentation.

6. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments - An Amendment of FASB Statements No. 133 and 140." The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by the Corporation. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. Final guidance on the SFAS No. 133 Implementation Issue is expected to be issued in early 2007. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Corporation's adoption of this standard did not have a significant impact on its financial condition or results of operations.

In March 2006, the FASB issued No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140." This standard amends the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the "Amortization Method" or "Fair Value Measurement Method" for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of any entity's fiscal year, provided the entity has not issued financial statements. The Corporation will adopt SFAS No. 156 on January 1, 2007. The Corporation's adoption of this standard did not have a significant impact on its financial condition or results of operations.

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

On January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, the Corporation recognized a $188,000 decrease in the liability for deferred taxes payable, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. After the impact of recognizing the decrease in the liability noted above, the Corporation's unrecognized tax benefit totaled $294,000, none of which, if recognized, would affect the effective tax rate. The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Neither the Corporation nor its subsidiaries are subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2003.

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

In March 2007 the Bank acquired the branch of another financial institution in Philadelphia, PA, purchasing $18.7 million of loans and $11 million of deposits. This acquisition now gives the Bank locations in New Jersey, New York and Pennsylvania.

During the first quarter of 2007, interest rates dropped from year-end 2006 levels, although the yield curve steepened slightly at the long end. This was of no benefit to the Corporation, as net interest margin remained compressed, resulting in declines in net interest income, net income and earnings per share. The Corporation's net interest margin declined from 3.20% in the first quarter of 2006 to 3.02% in the first quarter of 2007, leaving net interest income relatively unchanged. Net income declined to $372,000 in the first quarter of 2007 from $588,000 in the first quarter of 2006, while related earnings per share fell to $.37 from $2.28.

FINANCIAL CONDITION

At March 31, 2007, total assets rose to $407.5 million from $395.2 million at the end of 2006, while total deposits increased to $347.4 million from $342.4 million. The remainder of the asset growth came from the proceeds of the issuance of a $5 million capital note. Average assets also rose during the first quarter of 2007, increasing $24.6 million, or 6.4% to $407.2 million from $382.6 million a year earlier. The asset increase occurred primarily in the loan portfolio.

Federal funds sold

Federal funds sold totalled $10 million at March 31, 2007 compared to $5 million at the end of 2006, while the related average balance declined to $19.6 million for the first quarter of 2007 from $34.5 million for the first quarter of 2005. Both changes resulted from a change in short-term municipal deposit balances that were temporarily invested in Federal funds sold.

Investments

The investment securities available for sale ("AFS") portfolio declined to $102.1 million at March 31, 2007 from $116.1 million at the end of 2006, while the net related unrealized loss, net of tax, also declined, to $858,000 from $978,000 at the end of 2006. The decline in the portfolio resulted from the reinvestment of maturity and payment proceeds into the portfolio. Investments held to maturity ("HTM") increased to $57.6 million at March 31, 2007 from $53.5 million at the end of 2006. The increase occurred due to the purchase of U.S. agency callable securities. Most of the decrease in the AFS portfolio consisted of mortgage-backed securities ("MBS") payments, and U.S. agency maturities.

At March 31, 2007, the Corporation held mortgage-backed securities with a carrying value totalling $63 million, representing 39.4% of the total investment portfolio compared to $69.7 million, representing 40.7% at the end of 2006. Because these investments carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions, the Corporation has been reducing its holdings by reinvesting payments into other interest earning assets.

Loans

Loans rose to $216.8 million at March 31, 2007 from $199.3 million at December 31, 2006, while average loans increased 14.1% to $204.5 million for the first three months of 2007 from $179.2 million in the first three months of 2006. The increases resulted from the branch acquisition and occurred in the commercial real estate portfolio, which comprises most of the Corporation's loan portfolio. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio. The Corporation expects this trend to continue.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

                                        Three Months
                                      Ended March 31,
                                      ---------------
(Dollars in thousands)                 2007     2006
----------------------                ------   ------
Balance at beginning of period        $2,400   $2,165
Provision for loan losses                225       --
Recoveries of previous charge-offs         2        3
                                      ------   ------
                                       2,627    2,168
Less: Charge-offs                        127        3
                                      ------   ------
Balance at end of period              $2,500   $2,165
                                      ======   ======

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management's evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Charge-offs were higher in 2007 due to higher commercial loans charge-offs.

                                      March 31,   December 31,   March 31,
(Dollars in thousands)                   2007         2006          2006
----------------------                ---------   ------------   ---------
Allowance for loan losses as a
   percentage of:
Total loans                              1.15%        1.20%         1.18%
Total nonperforming loans               39.35%       40.05%        88.66%
Total nonperforming assets
   (nonperforming loans and OREO)       39.35%       40.05%        88.66%
Net charge-offs as a percentage
   of average loans (year-to-date)        .06%         .03%           --%

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

                                      March 31,   December 31,   March 31,
(Dollars in thousands)                   2007         2006          2006
----------------------                ---------   ------------   ---------
Nonaccrual loans
Commercial                              $  841       $  797        $  821
Installment                                 41           38            81
Real estate                              4,854        3,899         1,012
                                        ------       ------        ------
Total                                    5,736        4,734         1,914
                                        ------       ------        ------
Loans past due 90 days or more and
   still accruing
Commercial                                  10           --           120
Installment                                 --            5             7
Real estate                                607        1,254           401
                                        ------       ------        ------
Total                                      617        1,259           528
                                        ------       ------        ------
Total nonperforming loans               $6,353       $5,993        $2,442
                                        ======       ======        ======

Nonperforming loans rose to $6.4 million at March 31, 2007 from $6 million at December 31, 2006 due primarily to an increase in commercial real estate nonperforming loans. At March 31, 2007 there was one nonaccrual commercial loan totalling $1 million that is considered impaired, while there were no impaired loans for the three months ending March 31, 2006. The related allocation of the allowance for loan losses was $150,000 at March 31, 2007, while the average balance of impaired loans during the first quarter of 2007 was $1 million.

Deposits

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at March 31, 2007 and December 31, 2006. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.

While the collateral maintenance requirements associated with the Bank's municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.

Total deposits rose $5 million to $347.4 million at March 31, 2007 from $342.4 million at the end of 2006, while average deposits rose 6.2%, to $351.5 million for the first three months of 2007 from $331 million for the first three months of 2006. Both increases occurred due to the branch acquisition.

Total demand deposits rose slightly to $37.9 million at March 31, 2007 from $36.8 million at the end of 2006, while average demand deposits for the first three months of 2007 declined slightly, to $39.8 million from $40.1 million for the first three months of 2006.

Money market deposit accounts rose to $86.6 million at March 31, 2007 compared to $81.5 million at the end of 2006 and averaged $86 million for the first three months of 2007 compared to $95.9 million in the same period of 2006. The changes in both balances resulted from changes in municipal deposit account balances.

NOW accounts totalled $35.5 million at March 31, 2007 compared to $28.9 million at the end of 2006, and averaged $36.8 million for the first three months of 2007 compared to $35.8 million in the first quarter of 2006. The changes in both balances resulted from changes in municipal deposit account balances.

Passbook and statement savings accounts totalled $31.3 million at March 31,2007 compared to $30.4 million at December 31, 2006 and averaged $30.6 million for the first three months of 2007, down slightly from $32.4 million for the same period in 2006.

Time deposits declined to $156.1 million at March 31, 2007 from $164.8 million at December 31, 2006, while average time deposits rose to $158.2 million for the first three months of 2007 from $126.8 million for the similar 2006 period. The decrease in the balance at the end of the first quarter was due to the maturity and redemption of out-of-state deposits that were acquired from another financial institution in 2004, while the increase in average time deposits was due to a $25 million deposit received under New York State Business Development Deposit program during the fourth quarter of 2006.

Short-term borrowings

Short-term borrowings totalled $1.5 million at the end of the first quarter of 2007 compared to $400,000 at December 31, 2006, while related average balances were $533,000 for the first three months of 2007 compared to $718,000 for the first three months of 2006. The changes resulted primarily from changes in U.S. Treasury tax and loan note option account balances.

Long-term debt

Long-term debt rose from $19.6 million at December 31, 2006 to $24.6 million at March 31, 2007, while the related average balance was $21.7 million for the first three months of 2007 compared to $20.7 million for the same period in 2006. The increase resulted from the issuance in March 2007 of a $5 million capital note due in March 2022. The note includes a covenant requiring the Corporation to contribute 2% of the outstanding loan balance for the first five years to a nonprofit organization established jointly by the Corporation and the lender. The decrease in the average balance resulted from debt service and the conversion of $800,000 of long-term debt to preferred stock in the fourth quarter of 2006.

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

At March 31, 2007, the Corporation's leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 8.56%, 13.51% and 16.61%, respectively, while the Bank's ratios were 6.38%, 10.07% and 13.03%. Proceeds from the subordinated debt securities issued in March, 2004 have been retained at the parent company, but are available to be downstreamed to the Bank at any time to support deposit growth or for other purposes.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation's consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2007, assuming the Corporation was not allowed to include the $7.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain "well capitalized."

RESULTS OF OPERATIONS

Net income was $372,000 for the first quarter of 2007 compared to $588,000 for the same 2006 quarter, while related earnings per share on a diluted basis were $.37 and $2.28. The reduction in net income occurred due to a higher provision for loan losses along with increased other operating expenses. Earnings per share decreased significantly due to higher preferred dividend requirements in 2007.

Net interest income

On a fully taxable equivalent ("FTE") basis, net interest income rose nominally to $2,899,000 in the first quarter of 2007 from $2,885,000 in 2006, while the related net interest margin declined 18 basis points, to 3.02% from 3.20%. The continued flat yield curve caused the nominal increase in net interest income, which will continue to show little growth unless the yield curve steepens or interest earnings assets grow substantially.

Interest income on a FTE basis increased to $6.2 million, or 17% in the first quarter of 2007 from $5.3 million in the first quarter of 2006, primarily due to an increase in average earning assets from $365.1 million to $388.7 million. Additionally, the yield on interest earning assets rose 58 basis points, from 5.92% to 6.50%. The increase in earning assets occurred primarily in the commercial real estate loan portfolio.

Interest and fees on loans rose 22.5% due to higher loan volume along with an increase in the related average rate from 6.97% to 7.49%.

Interest income from Federal funds sold declined by 33.5%, due to lower volume, offset by a higher average rate.

Interest income on taxable investment securities rose 12.8% in 2007 due to both higher volume and a higher average rate. The taxable investment portfolio averaged $129.2 million in 2007 compared to $125.9 million in 2006 with most of the increase occurring in corporate securities. Tax-exempt income was 40% higher due to increased volume as the tax-exempt portfolio averaged $34.8 million in 2007 compared to $24.3 million in 2006 and the related yield declined 16 basis points.

Interest expense rose 36.2% in 2007, as the average rate paid on interest bearing liabilities rose by 87 basis points, from 3.18% to 4.05%. Most of this increase was due to the higher rates paid on all interest-bearing liabilities. Interest expense on money market accounts increased 4.6% in the first quarter of 2007 compared to the first quarter of 2006 due to an increase in the average rate paid from 3.67% to 4.28%. Interest expense on NOW deposits increased by 59.6% in the

2007 first quarter compared to a year earlier due both to higher volume and to a higher average rate paid in 2006. Interest expense on time deposits rose 68.7% for the first quarter of 2007 compared to a year earlier due both to higher volume and a higher average rate paid in 2007.

Other operating income

Other operating income, including the results of investment securities transactions, rose 14.8% in the first quarter of 2007 compared to the similar 2006 period, due primarily to higher gains from sales of residential mortgages, increased foreign ATM fees and a reduction in the loss incurred by an unconsolidated leasing company in which the Bank owns a minority interest.

Other operating expenses

Other operating expenses increased $107,000, or 4.3% in the first quarter of 2007 to $2,616,000 from $2,509,000 in the first quarter of 2006, with the increase attributable primarily to higher legal fees and management consulting fees offset by decreases in bonus and 401K plan expenses.

Income tax expense

Income tax expense decreased in the first quarter of 2007 from the similar 2006 period due to lower earnings while income tax expense as a percentage of pretax income was relatively unchanged.

Provision for loan losses

There was no provision in the first quarter of 2006 compared to $225,000 in the first quarter of 2007 due to higher levels of nonperforming loans in 2007.

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

The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes, as well as the capital markets when necessary. Additionally, the Bank recently began utilizing the wholesale deposit market to attract deposits, which will be used to replace municipal deposits that are becoming more expensive and undependable.

The major contribution during the first quarter of 2007 from operating activities to the Corporation's liquidity came from the sale of residential mortgage loans in the secondary market while the highest use of cash was for the origination of such loans. Net cash used in investing activities was primarily for the purchase of loans in conjunction with the branch acquisition, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the purchased deposits, while a decrease in deposits was the principal use of funds.

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

Based on the results of the most recent interest simulation model, the Corporation is interest rate sensitive in either a rates-up or rates-down environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 8.2%; if rates decreased 200 basis points, net interest income would decline by .9%. Accordingly, the Corporation is more liability-sensitive since the interest rate risk is greater in a rising rate environment. This represents a change from prior results, which indicated a greater sensitivity to falling values and represents management's expectations that interest rates will decline within the next year.

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

ITEM 1A. RISK FACTORS

For a summary of risk factors relevant to the corporation and its subsidiary's operations, please refer to Part I, Item 1a in the Corporation's December 31, 2006 Annual Report to Stockholders. There have been no material changes in the risk factors since December 31, 2006.

ITEM 6. EXHIBITS

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

     (3)(f) Amendments to the Corporation's Articles of Incorporation establishing the Corporation's Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation's Quarterly Report on Form 10-Q filed on March 4, 2005).

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

     (10)(b) The Employment Agreement among the Corporation, the Bank and Louis
             E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation's Current Report on Form 8-K dated December 4, 2006).

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

     (10)(p) Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey ("CNB") and Sun National Bank ("Sun"), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated March 14,
             2007).

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

                                        CITY NATIONAL BANCSHARES CORPORATION
                                        (Registrant)


May 12, 2007                            /s/ Edward R. Wright
                                        ----------------------------------------
                                        Edward R. Wright
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)