Form 10-Q
period 2007-06-30
CITY NATIONAL BANCSHARES CORP
filed 2007-08-14
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 0-11535
CITY NATIONAL BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2434751 (I.R.S. Employer Identification No.)

900 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 624-0865
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
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
Yes ☑     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large filer ☐     Accelerated filer ☐     Non-accelerated filer     ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 19, 2007 was approximately $6,422,240.
There were 132,081 shares of common stock outstanding at June 30, 2007.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share data	2007	2006

Assets

Cash and due from banks	$6,492	$7,231
Federal funds sold	2,600	5,000
Interest bearing deposits with banks	670	653
Investment securities available for sale	98,943	116,118
Investment securities held to maturity (Market value of $56,145 at June 30, 2007 and $53,332 at December 31, 2006)	57,399	53,480
Loans held for sale	825	609
Loans	222,667	199,284
Less: Allowance for loan losses	2,600	2,400

Net loans	220,067	196,884

Premises and equipment	3,746	3,729
Accrued interest receivable	2,596	2,505
Bank-owned life insurance	4,843	4,743
Other assets	6,463	4,265

Total assets	$404,644	$395,217

Liabilities and Stockholders’ Equity
Deposits:
Demand	$35,958	$36,807
Savings	145,691	140,787
Time	164,247	164,822

Total deposits	345,896	342,416
Accrued expenses and other liabilities	5,831	5,033
Short-term borrowings	1,140	400
Long-term debt	24,544	19,606

Total liabilities	377,411	367,455

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2007 and 2006	200	200
Series C , issued and outstanding 108 shares in 2007 and 2006	27	27
Series D , issued and outstanding 3,280 shares in 2007 and 2006	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2007 and 2006	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2007 and 2006	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2007 and 2006
132,081 shares outstanding in 2007 and 132,786 shares outstanding in 2006	1,345	1,345
Surplus	1,115	1,115
Retained earnings	16,210	16,102
Accumulated other comprehensive loss	(1,559)	(978)
Treasury stock, at cost — 2,449 and 1,744 common shares in 2007 and 2006, respectively	(165)	(109)

Total stockholders’ equity	27,233	27,762

Total liabilities and stockholders’ equity	$404,644	$395,217

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands, except per share data	2007	2006	2007	2006

Interest income
Interest and fees on loans	$4,039	$3,215	$7,814	$6,296
Interest on Federal funds sold and securities purchased under agreements to resell	301	264	553	643
Interest on deposits with banks	12	21	26	41
Interest and dividends on investment securities:
Taxable	1,631	1,451	3,291	2,923
Tax-exempt	357	297	707	547

Total interest income	6,340	5,248	12,391	10,450

Interest expense
Interest on deposits	3,188	2,213	6,178	4,339
Interest on short-term borrowings	6	16	12	23
Interest on long-term debt	375	324	711	637

Total interest expense	3,569	2,553	6,901	4,999

Net interest income	2,771	2,695	5,490	5,451
Provision for loan losses	71	49	296	49

Net interest income after provision for loan losses	2,700	2,646	5,194	5,402

Other operating income
Service charges on deposit accounts	334	284	604	573
Agency fees on commercial loans	114	86	177	181
Other income	223	251	495	410
Net losses on sales of investment securities	—	—	—	(16)

Total other operating income	671	621	1,276	1,148

Other operating expenses
Salaries and other employee benefits	1,521	1,351	2,900	2,727
Occupancy expense	313	218	567	452
Equipment expense	137	139	276	276
Data processing expense	81	80	165	162
Other expenses	758	687	1,518	1,367

Total other operating expenses	2,810	2,475	5,426	4,984

Income before income tax expense	561	792	1,044	1,566
Income tax expense	77	180	188	366

Net income	$484	$612	$856	$1,200

Net income per common share

Basic	$2.53	$3.47	$2.89	$5.75
Diluted	2.25	3.20	2.89	5.75

Basic average common shares outstanding	132,470	133,431	132,605	133,518
Diluted average common shares outstanding	148,787	144,376	132,605	133,518

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
Dollars in thousands	2007	2006

Operating activities
Net income	$856	$1,200
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	215	236
Provision for loan losses	296	49
(Discount accretion) premium amortization on investment securities	(143)	105
Amortization of intangible assets	91	60
Net losses on securities transactions	—	16
Net gains on sales of loans held for sale	(32)	(9)
Loans originated for sale	(1,906)	(1,510)
Proceeds from sales and principal payments from loans held for sale	1,722	1,234
Increase in accrued interest receivable	(91)	(239)
Deferred taxes	(372)	(686)
Net (increase) decrease in bank-owned life insurance	(100)	17
Increase in other assets	(1,545)	(419)
Increase in accrued expenses and other liabilities	986	1,638

Net cash (used) provided by operating activities	(23)	1,692

Investing activities
Purchase of loans	(18,734)	—
Increase in loans, net	(4,745)	(12,495)
(Increase) decrease in interest bearing deposits with banks	(17)	209
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	28,110	29,858
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	341	476
Proceeds from sales of investment securities available for sale	264	2,533
Purchases of investment securities available for sale	(11,989)	(29,022)
Purchases of investment securities held to maturity	(4,280)	(5,498)
Purchases of premises and equipment	(232)	(63)

Net cash used in investing activities	(11,282)	(14,002)

Financing activities
Purchase of deposits	11,016	—
Decrease in deposits	(7,536)	(10,298)
Increase in short-term borrowings	740	9,144
Decrease in long-term debt	4,938	(31)
Issuance of common stock	—	—
Proceeds from issuance of preferred stock	—	250
Purchases of treasury stock	(56)	(24)
Dividends paid on preferred stock	(473)	(433)
Dividends paid on common stock	(463)	(434)

Net cash provided (used) by financing activities	8,166	(1,826)

Net decrease cash and cash equivalents	(3,139)	(14,136)

Cash and cash equivalents at beginning of period	12,231	21,460

Cash and cash equivalents at end of period	$9,092	$7,324

Cash paid during the year
Interest	$6,464	$4,380
Income taxes	662	629

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
1. Principles of consolidation
The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the “Corporation”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”), City National Bank of New Jersey Capital Trust I and City National Bank Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2006 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2007	2006	2007	2006

Net income	$484	$612	$856	$1,200
Dividends declared on preferred stock	149	149	472	433

Net income applicable to basic common shares	335	463	384	767
Dividends applicable to convertible preferred stock	—	—	106	—

Net income applicable to diluted common shares	$335	$463	$490	$767

Number of average common shares
Basic	132,470	133,431	132,605	133,518

Diluted	148,787	144,376	132,605	143,788

Net income per common share
Basic	$2.52	$3.47	$2.89	$5.75
Diluted	2.25	3.20	2.89	5.75
Basic income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive.
Preferred dividend payments totalling $174,000 and $134,000 were made during the first half of 2007 and 2006, respectively that apply to the entire year.
4. Comprehensive Income (Loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income (loss) for the three months ended June 30, 2007 and 2006 was ($217,000) and $69,000, respectively, while total comprehensive income (loss) for the six months ended June 30, 2007 and 2006 was $275,000 and $128,000. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
5. Reclassifications
Certain reclassifications have been made to the 2006 consolidated financial statements in order to conform with the 2007 presentation.

6. Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — An Amendment of FASB Statements No. 133 and 140.” The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by the Corporation. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation’s adoption of this standard did not have a significant impact on its financial condition or results of operations.
In March 2006, the FASB issued No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of any entity’s fiscal year, provided the entity has not issued financial statements. The Corporation adopted SFAS No. 156 on January 1, 2007. The Corporation’s adoption of this standard did not have a significant impact on its financial condition or results of operations.
On September 15, 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.
The Emerging Issues Task Force (“EITF”) approved a Consensus, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in September 2006, which requires that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.
As ratified, EITF 06-4 will be effective for fiscal years beginning after December 15, 2007 with early adoption permitted as of the beginning of an entity’s fiscal year. Entities adopting EITF 06-4 would choose between retroactive application to all prior periods or treating the application of the Consensus as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the statement of financial position. At the time the FASB provides final guidance on determining the substance of the benefit provided to employees, the Corporation will decide on whether to amend, discontinue or maintain the benefit in its current form.
On January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, the Corporation recognized a $188,000 decrease in the liability for deferred taxes payable, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. After the impact of recognizing the decrease in the liability noted above, the Corporation’s unrecognized tax benefit totaled $294,000, none of which, if recognized, would affect the effective tax rate. The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Neither the Corporation nor its subsidiaries are subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2003.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity (1) also adopts all of the requirements of SFAS No. 157, “Fair Value Measurements,” (2) has not yet issued financial statements for any interim period for the fiscal year of adoption, and (3) chooses early adoption within 120 days of the beginning of the fiscal year of adoption. The Corporation did not early adopt SFAS No.159 as of January 1, 2007 and, therefore, will adopt the standard as of January 1, 2008. The impact of our adoption of SFAS No. 159 on our financial condition and results of operations is not presently determinable.
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this analysis is to provide information relevant to understanding and assessing the Corporation’s results of operations for the first quarter of the current and previous years and financial condition at the end of the current quarter and previous year-end.
Cautionary statement concerning forward-looking statements
This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s expectations about new and existing programs and products, relationships, opportunities, and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time.
Executive summary
The primary source of the Corporation’s income comes from net interest income, which represents the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation’s interest earning assets is the loan portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk.
In March, 2007 the Bank acquired the branch of another financial institution in Philadelphia, PA, purchasing $18.7 million of loans and $11 million of deposits. This acquisition now gives the Bank locations in New Jersey, New York and Pennsylvania.
During the first half of 2007, short-term interest rates dropped from year-end 2006 levels, while longer-term rates rose, resulting in a steepening of the yield curve. This was of no immediate benefit to the Corporation, however, as the net interest margin remained compressed, resulting in a nominal increase in net interest income and declines in net income and earnings per share. The Corporation’s net interest margin declined from 3.19% in the first half of 2006 to 2.99% in the first half of 2007, leaving net interest income relatively unchanged in both the second quarter and first half of 2007 compared to the comparable periods in 2006.

Financial Condition
At June 30, 2007, total assets rose to $404.6 million from $395.2 million at the end of 2006, while total deposits increased to $345.9 million from $342.4 million. The remainder of the asset growth came from the proceeds of the issuance of a $5 million capital note issued in March, 2007. Average assets also rose during the first half of 2007, increasing $34.7 million, or 9.1% to $414.9 million from $380.2 million a year earlier. The asset increase occurred primarily in the loan portfolio.
Federal funds sold
Federal funds sold totalled $2.6 million at June 30, 2007 compared to $5 million at the end of 2006, while the related average balance declined to $21.4 million in the first half of 2007 from $28 million for the first half of 2006. Both changes resulted from changes in short-term municipal deposit balances that were temporarily invested in Federal funds sold.
Investments
The investment securities available for sale (“AFS”) portfolio declined to $98.9 million at June 30, 2007 from $116.1 million at the end of 2006, while the net related unrealized loss, net of tax, rose to $1.6 million from $978,000 at the end of 2006. The decline in the portfolio resulted primarily from the reinvestment of maturity and payment proceeds into the loan portfolio and consisted primarily of mortgage-backed securities (“MBS”) payments, and U.S. agency maturities. Portfolio modified duration has increased from 3.37 years at the end of 2006 to 4.10 at June 30, 2007.
The held to maturity portfolio rose from $53.5 million at the end of 2006 to $57.4 million at June 30, 2007 due primarily to purchases of corporate securities. Since 2006 year-end, the modified duration of the portfolio has risen slightly, from 6.21 years to 6.76.
At June 30, 2007 fixed-rate mortgage-backed securities and collateralized mortgage obligations (“CMO”) comprised 35% of the total investment portfolio. In late 2005, the Corporation made a strategic decision to restrict purchases of these securities, which carry a significant degree of interest rate risk due to the uncertainty of the underlying prepayment assumptions. Management believes that it has sufficiently mitigated its interest rate risk to this type of investment and expects to resume purchasing these investments.
Loans
Loans rose to $222.7 million at June 30, 2007 from $199.3 million at December 31, 2006, while average loans increased 16.2% to $212.1 million for the first six months of 2007 from $182.5 million in the first six months of 2006. The increases resulted from the branch acquisition and occurred in the commercial real estate portfolio, which comprises most of the Corporation’s loan portfolio. The Corporation originates nominal consumer and residential mortgage loans to hold in the portfolio and expects this trend to continue.

Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$2,500	$2,165	$2,400	$2,165
Provision for loan losses	71	49	296	49
Recoveries of previous charge-offs	29	42	31	45

	2,600	2,256	2,727	2,259
Less: Charge-offs	—	56	127	59

Balance at end of period	$2,600	$2,200	$2,600	$2,200

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Charge-offs were higher in 2007 due to higher commercial loan charge-offs, although there were no charge-offs in the second quarter of 2007 and the loan charge-off ratio remained well under 1%.

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Allowance for loan losses as a percentage of:
Total loans	1.17%	1.20%	1.13%
Total nonperforming loans	31.37%	40.05%	44.94%
Total nonperforming assets (nonperforming loans and OREO)	31.37%	40.05%	44.94%

Net charge-offs as a percentage of average loans (year-to-date)	.05%	.03%	—%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Nonaccrual loans
Commercial	$1,474	$797	$807
Installment	45	38	70
Real estate	5,839	3,899	3,460

Total	7,358	4,734	4,337

Loans past due 90 days or more and still accruing
Commercial	—	—	—
Installment	28	5	55
Real estate	902	1,254	503

Total	930	1,259	558

Total nonperforming loans	$8,288	5,993	$4,895

Nonperforming loans rose to $8.3 million at June 30, 2007 from $6 million at December 31, 2006 due primarily to an increase in commercial real estate nonperforming loans. There were no impaired loans for the six months ended June 30, 2007 or the similar period in 2006.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at June 30, 2007 and December 31, 2006. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.
While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Total deposits rose $3.5 million to $345.9 million at June 30, 2007 from $342.4 million at the end of 2006, while average deposits rose 9.2%, to $358.3 million for the first six months of 2007 from $328.2 million for the first six months of 2206. The deposits acquired in the branch acquisition contributed to both increases, while normal fluctuations in municipal deposit account balances comprised the other changes. Total demand deposits declined slightly to $36 million at June 30, 2007 from $36.8 million at the end of 2006, while average demand deposits for the first six months of 2007 also declined slightly, to $39.2 million from $41.3 million for the first six months of 2006. The increase was due to changes in municipal account balances.
Money market deposit account balances rose to $87.8 million at June 30, 2007 compared to $81.5 million at the end of 2006 and averaged $89 million for the first six months of 2007 compared to $89.1 million in the same period of 2006. The increase was due to changes in municipal account balances.
NOW account balances were relatively unchanged, totalling $27.9 million at June 30, 2007 compared to $28.9 million at the end of 2006, and averaging $39 million for the first six months of 2007 compared to $38.4 million in the first half of 2006.
Passbook and statement savings accounts totalled $30 million at June 30, 2007 compared to $30.4 million at December 31, 2006 and averaged $30.6 million for the first six months of 2007, down from $32.6 million for the same period in 2006.
Time deposits totalled to $164.2 million at June 30, 2007 compared to $164.8 million at December 31, 2006, while average time deposits rose to $160.5 million for the first six months of 2007 from $126.8 million for the similar 2006 period. The increase in average time deposits was due to a $25 million deposit received under New York State Business Development Deposit program during the fourth quarter of 2006.
Short-term borrowings
Short-term borrowings totalled $1.1 million at the end of the second quarter of 2007 compared to $400,000 at December 31, 2006, while related average balances were $552,000 for the first six months of 2007 compared to $1.1 million for the first six months of 2006. The changes resulted primarily from changes in U.S. Treasury tax and loan note option account balances.
Long-term debt
Long-term debt rose from $19.6 million at December 31, 2006 to $24.5 million at June 30, 2007, while the related average balance was $23.2 million for the first six months of 2007 compared to $20.7 million for the same period in 2006. The increases resulted from the issuance in March, 2007 of a $5 million capital note due in March 2022. The note includes a covenant requiring the Corporation to contribute 2% of the outstanding loan balance for the first five years to a nonprofit organization established jointly by the Corporation and the lender. The Corporation expects to redeem $3 million of long-

term debt during the third quarter of 2007, on which the current rate is 8.53%.
Capital
Risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank’s asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk. Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.
At June 30, 2007, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 8.08%, 12.92% and 15.98%, respectively, while the Bank’s ratios were 6.46%, 10.36% and 13.29%. Proceeds from the preferred stock issued during 2005 and 2006 have been retained at the parent company, but are available to be downstreamed to the Bank at any time to support deposit growth or for other purposes.
The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2007, assuming the Corporation was not allowed to include the $7 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain “well capitalized.” The Corporation expects to redeem $3 million of these securities during the third quarter of 2007.
Results of Operations
Net income declined 20.9% to $484,000 for the second quarter of 2007 from $612,000 for the same 2006 period. Related earnings per share on a diluted basis were $2.25 and $3.20. For the first half of 2007, net income declined 28.7% to $856,000 from $1,200,000 for the same 2006 period. Related earnings per share on a diluted basis were $2.89 and $5.75. Nominal growth in net interest income along with higher non-interest expense and an increased provision for loan losses were the reasons for the earnings decline. The reductions in earnings per share occurred due to the lower earnings as well as higher preferred stock dividend requirements in 2007. The Corporation expects to experience earnings per share dilution until the capital raised can be leveraged.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income rose nominally to $5,854,000 in the first half of 2007 from $5,733,000 in 2006, while the related net interest margin declined 20 basis points, to 2.99% from 3.19%. The continued flat yield curve caused the nominal increase in net interest income, which will continue to show little growth unless the yield curve steepens or interest earnings assets grow substantially.
Interest income on a FTE basis increased to $12.8 million, or 19.6% in the first half of 2007 primarily due to the aforementioned increase in earning assets. The yield on interest earning assets rose 53 basis points, from 5.97% to 6.50%. The increase in earning assets occurred primarily in the loan portfolio.
Interest income from Federal funds sold declined by 14%, due to a lower average balance, offset by an increase in the related yield from 4.63% to 5.22%.
Interest income on taxable investment securities was higher in 2007 due primarily to a higher average rate, which rose from 4.71% to 5.20%. The taxable investment portfolio averaged $126.6 million in 2007 compared to $124.1 million. Tax-exempt income was also higher due to increased volume as the tax-exempt portfolio averaged $35.1 million in 2007 compared to $26.9 million in 2006.
Interest income on loans rose 24.1% due to higher loan volume and a higher average rate. Total loans averaged $212.1 million for the first six months of 2007 compared to $182.5 million a year earlier, an increase of 16.2%. The most significant increase occurred in the commercial real estate portfolio. The average rate rose from 6.96% to 7.43%.

Interest expense rose 38% in the first half of 2007, as the average rate paid on interest bearing liabilities rose by 79 basis points, from 3.27% to 4.06%. Most of this increase was due to the higher average balances of time deposits along with higher rates paid on most interest-bearing liabilities. Interest expense on money market accounts increased to $1,871,000 for the first half of 2007 from $1,675,000 for the first half of 2006 due to an increase in the average rate paid from 3.79% to 4.24%. Interest expense on NOW account deposits increased 27.9% in the 2007 first half compared to a year earlier also due to a higher rate paid in 2007. Interest expense on time deposits rose 68.7% for the first half of 2007 compared to a year earlier due both to higher volume and a higher average rate paid in 2007.
Provision for loan losses
The provision rose in the second quarter of 2007 to $71,000 from $49,000 for the similar quarter in 2006, and increased to $296,000 in the first half of 2007 from $49,000 in the comparable 2006 period. The increases occurred due to increased nonperforming loans along with growth in the loan portfolio.
Other operating income
Other operating income, including the results of investment securities transactions, rose by 8.1% to $671,000 in the second quarter of 2007 compared to $621,000 in the similar 2006 period, while such income increased by 11.1% to $1,276,000 for the first half of 2007 compared to $1,148,000 in the year-earlier period. The second quarter increase occurred due to higher overdraft fees due to the implementation of an overdraft protection program, along with increased agency fees on commercial loans. The first half increase resulted primarily from a reduction in the loss incurred by an unconsolidated leasing company in which the Bank owns a minority interest and the higher fees associated with the overdraft protection program.
Other operating expenses
Other operating expenses rose 13.5% in the second quarter of 2007 to $2,810,000 from $2,475,000 in the second quarter of 2006, due primarily to the added costs associated with the branch acquisition along with higher merchant card charges. For the first half of 2007, other operating expenses rose 8.9% to $5,426,000 from $4,984,000 a year earlier primarily for the same reasons, along with higher management consulting fees.
Income tax expense
Income tax expense as a percentage of pretax income was 13.7% in the second quarter of 2007 compared to 22.7% in the second quarter of 2006. For the first half of 2007, the percentage was 18% compared to 23.4% a year earlier. The lower effective rates resulted from a reduction in expected taxable income for the full year. As a result of these relatively low effective rates, the Corporation does not expect to add to its tax-exempt investment portfolio.
Liquidity
The liquidity position of the Corporation is dependent on the successful management of its assets and liabilities so as to meet the needs of both deposit and credit customers. Liquidity needs arise primarily to accommodate possible deposit outflows and to meet borrowers’ requests for loans. Such needs can be satisfied by investment and loan maturities and payments, along with the ability to raise short-term funds from external sources.
It is the responsibility of the Asset/Liability Management Committee (“ALCO”) to monitor and oversee all activities relating to liquidity management and the protection of net interest income from fluctuations in interest rates.
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank and for longer-term funding purposes, as well as the capital markets when necessary. Additionally, the Bank utilizes the wholesale deposit market to attract deposits, which may be used to replace municipal deposits that are becoming more expensive and undependable. Organic retail deposit growth has continued to lag, as it has industry-wide, resulting in greater use of municipal and wholesale deposits for funding sources.
The major contribution during the first half of 2007 from operating activities to the Corporation’s liquidity came from the sale of residential mortgage loans in the secondary market while the highest use of cash was for the origination of such loans. Net cash used in investing activities was primarily for purchases of loans in conjunction with the branch acquisition, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the purchased deposits, while a decrease in deposits was the principal use of funds.
Item 3
Quantitative and Qualitative Disclosures about Market Risk
Due to the nature of the Corporation’s business, market risk consists primarily of its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been established by policy. There are various strategies which may be used to reduce interest rate risk, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Corporation does not presently utilize derivative financial instruments to manage interest rate risk.
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
These assumptions are inherently uncertain, and as a result, these models cannot precisely estimate the effect that higher or lower rate environments will have on net interest income. Actual results may differ from simulated projections due to the timing, magnitude or frequency of interest rate changes, as well as changes in management’s strategies.
Based on the results of the most recent interest simulation model, the Corporation is interest rate sensitive in either a rates-up or rates-down environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 7.7%; if rates decreased 200 basis points, net interest income would decline by .4%. Accordingly, the Corporation is more asset-sensitive since the interest rate risk is greater in a falling rate environment.
Item 4. Controls and Procedures
The Corporation’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Corporation’s management, have evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.
The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that has a materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2006 Annual Report to Stockholders. There have been no material changes in the risk factors since December 31, 2006.

Item 4. Submission for Matters to a Vote of Security Holders
a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 16, 2007. The stockholders voted upon the election of two directors, named in the proxy statement, to serve as directors of the Corporation for three years. Both directors were elected. Stockholders also voted to ratify KPMG LLP as independent registered public accountants for the fiscal year ended December 31, 2007.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

(3	)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3	)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3	)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3	)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3)(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3	)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3	)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to the Corporation’s Current Report on Form 8-K filed on March 4, 2005).

(3	)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3	)(h)	The Amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3	)(i)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(4	)(a)	The Debenture Agreements between the Corporation and its Noteholders (incorporated herein by reference to Exhibit (4)(a) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993).

(4	)(b)	Indenture dated July 11, 2002 between the Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit (4)(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10	)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10	)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated as of May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10	)(c)	Lease and Option Agreement dated May 6, 1995 by and between RTC and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(10	)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10	)(e)	Secured Promissory Note of the Corporation dated December 28, 2001 payable to National Community Investment Fund in the principal amount of $1,000,000, (incorporated by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10	)(f)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10	)(g)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10	)(h)	Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10	)(i)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10	)(j)	Guarantee Agreement dated July 11, 2002 from the Corporation in favor of Wilmington Trust Company, as trustee for holders of securities issued by City National Bank of New Jersey Capital Trust I (incorporated by reference to Exhibit 10(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10	(k)	Amended and Restated Declaration of Trust of City National Bank of New Jersey Capital Trust I, dated July 11, 2002 (incorporated by reference to Exhibit 10(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10	)(l)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10	)(m)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10	)(n)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to the issuance and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10	)(o)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10	)(p)	Branch purchase and Assumption Agreement, dated as of November 1, 2006, by and between the Bank and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated March 8, 2007, by and between the Bank and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(11)		Statement regarding computation of per share earnings. The required information is included on page 6.

(31)		Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).

(32)		Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
(c)	Reports on Form 8-K.
No reports on Form 8-K were filed during the quarter ended June 30, 2007.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION (Registrant)
July 27, 2007	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)