Form 10-Q
period 2007-09-30
CITY NATIONAL BANCSHARES CORP
filed 2007-11-14
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-11535
CITY NATIONAL BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2434751 (I.R.S. Employer Identification No.)

900 Broad Street, Newark, New Jersey (Address of principal executive offices)	07102 (Zip Code)

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
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 19, 2007 was approximately $6,417,000.
There were 132,010 shares of common stock outstanding at October 19, 2007.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share data	2007	2006
Assets

Cash and due from banks	$7,528	$7,231
Federal funds sold	64,300	5,000
Interest bearing deposits with banks	781	653
Investment securities available for sale	99,654	116,118
Investment securities held to maturity (Market value of $56,356 at September 30, 2007 and $53,332 at December 31, 2006)	56,745	53,480
Loans held for sale	262	609
Loans	223,133	199,284
Less: Allowance for loan losses	2,600	2,400

Net loans	220,533	196,884

Premises and equipment	3,701	3,729
Accrued interest receivable	2,504	2,505
Bank-owned life insurance	4,886	4,743
Other assets	5,456	4,265

Total assets	$466,350	$395,217

Liabilities and Stockholders’ Equity
Deposits:
Demand	$33,771	$36,807
Savings	227,552	140,787
Time	152,390	164,822

Total deposits	413,713	342,416
Accrued expenses and other liabilities	4,924	5,033
Short-term borrowings	—	400
Long-term debt	19,820	19,606

Total liabilities	438,457	367,455

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares;
Series A, issued and outstanding 8 shares in 2007 and 2006	200	200
Series C, issued and outstanding 108 shares in 2007 and 2006	27	27
Series D, issued and outstanding 3,280 shares in 2007 and 2006	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2007 and 2006	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2007 and 2006	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2007 and 2006
132,010 shares outstanding in 2007 and 132,786 shares outstanding in 2006	1,345	1,345
Surplus	1,115	1,115
Retained earnings	16,604	16,102
Accumulated other comprehensive loss	(1,287)	(978)
Treasury stock, at cost - 2,520 and 1,744 common shares in 2007 and 2006, respectively	(171)	(109)

Total stockholders’ equity	27,893	27,762

Total liabilities and stockholders’ equity	$466,350	$395,217

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands, except per share data	2007	2006	2007	2006
Interest income
Interest and fees on loans	$4,224	$3,630	$12,038	$9,926
Interest on Federal funds sold and securities purchased under agreements to resell	429	48	982	691
Interest on deposits with banks	13	14	39	55
Interest and dividends on investment securities:
Taxable	1,639	1,476	4,930	4,399
Tax-exempt	341	314	1,048	861

Total interest income	6,646	5,482	19,037	15,932

Interest expense
Interest on deposits	3,421	2,277	9,599	6,616
Interest on short-term borrowings	4	85	16	108
Interest on long-term debt	305	334	1,016	971

Total interest expense	3,730	2,696	10,631	7,695

Net interest income	2,916	2,786	8,406	8,237
Provision for loan losses	10	65	306	114

Net interest income after provision for loan losses	2,906	2,721	8,100	8,123

Other operating income
Service charges on deposit accounts	351	296	955	869
Agency fees on commercial loans	77	73	254	254
Other income	244	201	739	611
Net gains (losses) on sales of investment securities	10	(3)	10	(19)

Total other operating income	682	567	1,958	1,715

Other operating expenses
Salaries and other employee benefits	1,560	1,406	4,460	4,133
Occupancy expense	326	232	893	684
Equipment expense	138	137	414	413
Data processing expense	67	73	232	235
Other expenses	858	670	2,376	2,037

Total other operating expenses	2,949	2,518	8,375	7,502

Income before income tax expense	639	770	1,683	2,336
Income tax expense	95	173	283	539

Net income	$544	$597	$1,400	$1,797

Net income per common share

Basic	$2.99	$3.36	$5.88	$9.11
Diluted	2.66	3.11	5.88	8.91

Basic average common shares outstanding	132,024	133,114	132,409	133,382
Diluted average common shares outstanding	148,341	144,103	132,409	143,898

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
Dollars in thousands	2007	2006
Operating activities
Net income	$1,400	$1,797
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	318	443
Provision for loan losses	306	114
(Discount accretion) premium amortization on investment securities	(227)	127
Amortization of intangible assets	144	90
Net (gains) losses on securities transactions	(10)	19
Net gains on sales of loans held for sale	(66)	(24)
Loans originated for sale	(3,086)	(2,414)
Proceeds from sales and principal payments from loans held for sale	3,499	2,038
Decrease (increase) in accrued interest receivable	1	(304)
Net increase in bank-owned life insurance	(143)	(822)
Deferred taxes	(194)	(81)
Increase in other assets	(948)	(317)
Increase in accrued expenses and other liabilities	79	1,041

Net cash provided by operating activities	1,073	1,707

Investing activities
Purchase of loans	(18,734)	—
Increase in loans, net	(5,221)	(16,414)
(Increase) decrease in interest bearing deposits with banks	(128)	589
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	33,683	35,930
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	991	701
Proceeds from sales of investment securities available for sale	3,178	3,339
Purchases of investment securities available for sale	(20,638)	(31,116)
Purchases of investment securities held to maturity	(4,280)	(6,350)
Purchases of premises and equipment	(290)	(191)

Net cash used in investing activities	(11,439)	(13,512)

Financing activities
Purchase of deposits	11,016	—
Increase in deposits	60,281	5,393
Decrease in short-term borrowings	(400)	(540)
Increase (decrease) in long-term debt	214	(162)
Proceeds from issuance of preferred stock	—	250
Purchases of treasury stock	(62)	(53)
Dividends paid on preferred stock	(622)	(582)
Dividends paid on common stock	(464)	(434)

Net cash provided (used) by financing activities	69,963	3,872

Net increase (decrease) cash and cash equivalents	59,597	(7,933)

Cash and cash equivalents at beginning of period	12,231	21,460

Cash and cash equivalents at end of period	$71,828	$13,527

Cash paid during the year
Interest	$10,384	$6,776
Income taxes	734	922
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2007	2006	2007	2006

Net income	$544	$597	$1,400	$1,797
Dividends on preferred stock	149	149	622	582

Net income applicable to basic common shares	395	448	778	1,215
Dividends applicable to convertible preferred stock	—	—	106	67

Net income applicable to diluted common Shares	$395	$448	$884	$1,282

Number of average common shares
Basic	132,024	133,114	132,409	133,382
Diluted	148,341	144,103	132,409	143,898

Net income per common share
Basic	$2.99	$3.36	$5.88	$9.11
Diluted	2.66	3.11	5.88	8.91
Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive.
Preferred dividend payments totalling $174,000 and $134,000 were made during the first nine months of 2007 and 2006, respectively that apply to the entire year.

4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income for the three months ended September 30, 2007 and 2006 was $816,000 and $1,544,000, respectively, while total comprehensive income for the nine months ended September 30, 2007 and 2006 was $1,091,000 and $1,672,000. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
5. Reclassifications
Certain reclassifications have been made to the 2006 consolidated financial statements in order to conform with the 2007 presentation.
6. Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140.” The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by the Corporation. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation’s adoption of this standard did not have a significant impact on its financial condition or results of operations.
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
On January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, the Corporation recognized a $188,000 decrease in the liability for deferred taxes payable, which was accounted for as an addition to the January 1, 2007 balance of retained earnings. After the impact of recognizing the decrease in the liability noted above, the Corporation’s unrecognized tax benefit totaled $294,000, none of which, if recognized, would affect the effective tax rate. The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Neither the Corporation nor its subsidiaries are subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2003.
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

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this analysis is to provide information relevant to understanding and assessing the Corporation’s results of operations for the first nine months and third quarter of the current and previous years and financial condition at the end of the current quarter and previous year-end.
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
Executive summary
The primary source of the Corporation’s income comes from net interest income, which represents the excess of interest earned on interest earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation’s interest earning assets is its loan portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk.
In March, 2007 the Bank acquired the branch of another financial institution in Philadelphia, PA, purchasing $18.7 million of loans and $11 million of deposits. This acquisition now gives the Bank locations in New Jersey, New York and Pennsylvania.
In September, 2007 the Federal Reserve Bank reduced the federal funds target rate by 50 basis points, from 5.25% to 4.75% in response to concerns over the effects on the economy of exposure to losses from subprime loan defaults. While there has been negligible effect on the earnings of the Corporation, management expects this rate reduction, along with any subsequent reductions on the federal funds target interest rate, to be beneficial to the Corporation due to the Corporation being in a liability sensitive interest rate risk position.
Financial Condition
At September 30, 2007, total assets rose to $466.4 million from $395.2 million at the end of 2006, while total deposits increased to $413.7 million from $342.4 million. Average assets also rose during the first nine months of 2007, increasing $46.7 million, or 12.4% to $422.2 million from $375.5 million a year earlier. The asset increase occurred primarily in the loan portfolio, funded by deposit growth.
Federal funds sold
Federal funds sold totalled $64.3 million at September 30, 2007 compared to $5 million at the end of 2006, while the related average balance rose to $25.6 million in the first nine months of 2007 from $19.8 million for the first nine months of 2006. The average balance change resulted from changes in short-term municipal deposit balances that were temporarily invested in federal funds sold, while the increase in the actual balance was funded primarily by a new account relationship.

Investments
The investment securities available for sale (“AFS”) portfolio declined to $99.7 million at September 30, 2007 from $116.1 million at the end of 2006, while the net related unrealized loss, net of tax, rose to $1.3 million from $978,000 at the end of 2006. The decline in the portfolio resulted primarily from the reinvestment of maturity and payment proceeds into the loan portfolio and consisted primarily of mortgage-backed securities (“MBS”) payments, and U.S. agency maturities. The AFS portfolio duration has increased from 3.37 years at the end of 2006 to 4.22 at September 30, 2007.
The held to maturity portfolio rose to $56.7 million at September 30, 2007 from $53.5 million at the end of 2006 due to the purchase in the third quarter of 2007 of long-term investments.
The weighted average life of the overall investment portfolio increased to 7.12 years at September 30, 2007 from 5.63 years at the end of 2006, while the related durations were 5.03 and 4.27 years, respectively. Both increases resulted from management’s decision to extend the portfolio in anticipation of a reduction in interest rates.
Loans
Loans rose to $223.1 million at September 30, 2007 from $199.3 million at December 31, 2006, while average loans increased 16.1% to $216.2 million for the first nine months of 2007 from $186.2 million in the first nine months of 2006. The increases resulted from the branch acquisition and occurred in the commercial real estate portfolio, which comprises most of the Corporation’s loan portfolio. The Corporation originates nominal consumer and residential mortgage loans to hold in the portfolio and expects this trend to continue.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$2,600	$2,200	$2,400	$2,165
Provision for loan losses	10	65	306	114
Recoveries of previous charge-offs	3	11	34	56

	2,613	2,276	2,740	2,335
Less: Charge-offs	13	1	140	60

Balance at end of period	$2,600	$2,275	$2,600	$2,275

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The reserve is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Charge–offs were higher in 2007 due to higher commercial loan charge-offs in the first quarter. During the second and third quarters of 2007 there were nominal charge-offs and the loan charge-off ratio remained well under 1%.

	Nine Months	Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Allowance for loan losses as a percentage of:
Total loans	1.17%	1.20%	1.16%
Total nonperforming loans	38.26%	40.05%	39.10%
Total nonperforming assets (nonperforming loans and OREO)	38.26%	40.05%	39.10%

Net charge-offs as a percentage of average loans (year-to-date)	.05%	.03%	—%

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

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Nonaccrual loans
Commercial	$1,604	$797	$794
Installment	57	38	43
Real estate	4,386	3,899	3,574

Total	6,047	4,734	4,411

Loans past due 90 days or more and still accruing
Commercial	398	—	—
Installment	21	5	41
Real estate	330	1,254	1,366

Total	749	1,259	1,407

Total nonperforming loans	$6,796	5,993	$5,818

Nonperforming loans rose to $6.8 million at September 30, 2007 from $6 million at December 31, 2006 due primarily to an increase in commercial real estate nonperforming loans, although the level of nonperforming loans declined from $8.3 million on a linked-quarter basis. Most of the decline resulted from the return of one major nonaccrual loan to performing status. There were no impaired loans for the nine months ended September 30, 2007 or the similar period in 2006.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at September 30, 2007 and December 31, 2006. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.
While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Total deposits rose $71.3 million to $413.7 million at September 30, 2007 from $342.4 million at the end of 2006, while average deposits rose 14%, to $366.5 million for the first nine months of 2007 from $321.6 million for the first nine months of 2006. The deposits acquired in the branch acquisition contributed to both increases, along with higher municipal and nonprofit deposit account balances.
Total demand deposits declined to $33.8 million at September 30, 2007 from $36.8 million at the end of 2006, while average demand deposits for the first nine months of 2007 declined slightly, to $38.5 million from $39 million for the first nine months of 2006.
Money market deposit account balances rose to $164.3 million at September 30, 2007 compared to $81.5 million at the end of 2006 and averaged $100.8 million for the first nine months of 2007 compared to $88.9 million in the same period of 2006. The increases resulted from higher municipal and nonprofit account balances.
NOW account balances rose to $33.9 million at September 30, 2007 compared to $28.9 million at the end of 2006, and averaged $36.8 million for the first nine months of 2007 compared to $34.8 million for the first nine months of 2006.
Passbook and statement savings accounts totalled $29.3 million at September 30, 2007 compared to $30.4 million at December 31, 2006 and averaged $30.2 million for the first nine months of 2007, down from $32.5 million for the same period in 2006.
Time deposits totalled $152.4 million at September 30, 2007 compared to $164.8 million at December 31, 2006, while average time deposits rose to $160.2 million for the first nine months of 2007 from $126.4 million for the similar 2006 period. The increase in average time deposits was due to a $25 million deposit received under New York State Business Development Deposit program during the fourth quarter of 2006, while the decline in actual deposits occurred due to the nonrenewal in the first quarter of 2007 of a $10 million deposit under the same program.
Short-term borrowings
There were no short-term borrowings at the end of the third quarter of 2007 compared to $400,000 at December 31, 2006, while the related average balances were $498,000 for the first nine months of 2007 compared to $2.8 million for the first nine months of 2006. The declines resulted primarily from changes in U.S. Treasury tax and loan note option account balances.
Long-term debt
Long-term debt rose from $19.6 million at December 31, 2006 to $19.8 million at September 30, 2007, while the related average balance was $22.2 million for the first nine months of 2007 compared to $20.6 million for the same period in 2006. The increases resulted from the issuance in March, 2007 of a $5 million capital note due in March, 2022. The note includes a covenant requiring the Corporation to contribute 2% of the outstanding loan balance for the first five years to a nonprofit organization established jointly by the Corporation and the lender. The Corporation redeemed $3 million of long-term debt during the third quarter of 2007, on which the interest rate was 8.53%.
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
At September 30, 2007, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 7.28%, 11.59% and 14.53%, respectively, while the Bank’s ratios were 6.39%, 10.16% and 12.98%. Proceeds from the preferred stock issued during 2005 and 2006 have been retained at the parent company, and is available to be downstreamed to the Bank at any time to support deposit growth or for other purposes.
The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2007, assuming the Corporation was not allowed to include the $4 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain “well capitalized.” The Corporation redeemed $3 million of trust preferred securities during the third quarter of 2007.
Results of operations
Net income declined 8.9% to $544,000 for the third quarter of 2007 from $597,000 for the same 2006 period. Related earnings per share on a diluted basis were $2.66 and $3.11. For the first nine months of 2007, net income declined 22.1% to $1,400,000 from $1,797,000 for the same 2006 period. Related earnings per share on a diluted basis were $5.88 and $8.91. The decline in quarterly earnings was attributable to a 17.1% rise in non-interest expense, caused primarily by the additional costs associated with the branch acquisition. Year-to-date earnings were lower for the same reason along with an increased provision for loan losses. The reductions in earnings per share occurred due to the lower earnings as well as higher preferred stock dividend requirements in 2007. The Corporation expects to experience significant earnings per share dilution until the capital raised can be leveraged.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income rose 3% to $8,946,000 in the first nine months of 2007 from $8,683,000 in 2006, while the related net interest margin declined 27 basis points, to 2.97% from 3.24%. The continued flat yield curve has limited the growth in net interest income, which will continue to show limited growth unless the yield curve steepens or interest earning assets grow substantially, although the steepening resulting from the increase in the federal funds target rate that occurred at the end of the third quarter is expected to provide some improvement.
Interest income on a FTE basis increased 19.5%, to $19.6 million for the first nine months of 2007 primarily due to the aforementioned increase in earning assets. The yield on interest earning assets rose 38 basis points, from 6.11% to 6.49%. The increase in earning assets occurred primarily in the loan portfolio.
Interest income from Federal funds sold for the first nine months of 2007 rose 42.1%, due to a higher average balance, along with an increase in the related yield from 4.66% to 5.13%.
Interest income on taxable investment securities was 12% higher in the first nine months of 2007 due primarily to a higher average rate, which rose from 4.78% to 5.21%. The taxable investment portfolio averaged $126.1 million in 2007 compared to $122.7 million a year earlier. Tax-exempt income was also higher due to increased volume as the tax-exempt portfolio averaged $34.7 million for the first nine months of 2007 compared to $28.4 million for the comparable 2006 period.
Interest income on loans rose 21.3% due to higher loan volume and a higher average rate. Total loans averaged $216.2 million for the first nine months of 2007 compared to $186.2 million a year earlier, an increase of 16.1%. The most significant increase occurred in the commercial real estate portfolio. The average rate rose from 7.13% to 7.41%.
Interest expense rose 38.2% in the first nine months of 2007, as the average rate paid on interest bearing liabilities rose by 69 basis points, from 3.36% to 4.05%. Most of this increase was due to the higher average balances of time deposits along with higher rates paid on most interest-bearing liabilities. Interest expense on money market accounts increased to $3,149,000 for the first nine months of 2007 from $2,609,000 for the first nine months of 2006 due to an increase in the average rate paid from 3.92% to 4.18%, along with an increase in volume. Interest expense on NOW account deposits increased 38.2% in the 2007 compared to a year earlier due primarily to a higher rate paid in 2007. Interest expense on time deposits rose 65.9% for the first nine months of 2007 compared to a year earlier due both to higher volume and a higher average rate paid in the first quarter of 2007.
Provision for loan losses
The provision declined in the third quarter of 2007 to $10,000 from $65,000 for the similar quarter in 2006, and increased to $306,000 for the first nine months of 2007 from $114,000 in the comparable 2006 period. The third quarter decline resulted from an improvement in asset quality in the third quarter, while the increase occurred due to increased nonperforming loans along with growth in the loan portfolio since the beginning of 2007.
Other operating income
Other operating income, including the results of investment securities transactions, rose by 20.3% to $682,000 in the third quarter of 2007 compared to $567,000 for the similar 2006 period, while such income increased by 14.2% to $1,958,000 for the nine months of 2007 compared to $1,715,000 in the year-earlier period. Both increases occurred due to higher overdraft fees resulting from the implementation of an overdraft protection program, along with increased agency fees on commercial loans and a reduction in the loss incurred by an unconsolidated leasing company in which the Bank owns a minority interest.
Other operating expenses
Other operating expenses rose 17.1% in the third quarter of 2007 to $2,949,000 from $2,518,000 in the third quarter of 2006, due primarily to the added costs associated with the branch acquisition, along with higher merchant card charges. For the first nine months of 2007, other operating expenses rose 11.6% to $8,375,000 from $7,502,000 a year earlier primarily for the same reasons, along with higher management consulting fees.
Income tax expense
Income tax expense as a percentage of pretax income was 14.9% in the third quarter of 2007 compared to 22.5% in the third quarter of 2006. For the first nine months of 2007, the percentage was 16.8% compared to 23.1% a year earlier. The lower effective rates resulted from higher levels of tax-exempt income. As a result of these relatively low effective rates, the Corporation does not expect to add to its tax-exempt investment portfolio for the foreseeable future.
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
The major contribution during the first nine months of 2007 from operating activities to the Corporation’s liquidity came from the sale of residential mortgage loans in the secondary market while the highest use of cash was for the origination of such loans. Net cash used in investing activities was primarily for purchases of investments available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the increased deposits, while there were no significant uses of funds.
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
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
(3)(a) The Corporation’s Restated Articles of Incorporation (incorporated here in by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).
(3)(b) Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).
(3)(c) Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).
(3)(d) Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3)(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).
(3)(e) Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
(3)(f) Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to the Corporation’s Current Report on Form 8-K filed on March 4, 2005).
(3)(g) Amendment to the Corporation’s Articles of Incorporation establishing he Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
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

(4)(b) Indenture dated July 11, 2002 between the Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit 4(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
(10)(a) The Employee’s Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).
(10)(b) The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Quarterly Report on Form 8-K for the year ended December 4, 2006).
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
(10)(l) Purchase and Assumption Agreement dated as of March 31, 2004, by and among Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank (incorporated by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated by reference to Exhibit 10(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
(10)(n) Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Noncumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 10(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
(10)(o) Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February).
(10)(p) Branch purchase and Assumption Agreement, dated as of November 1, 2006, by and between and Sun National Bank (“Sun”), as amended by Agreement to Branch Purchase and Assumption Agreement, dated March 8, 2007, by and between the Bank and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).
(11) Statement regarding computation of per share earnings. The required information is included on page ___.
(31) Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).
(32) Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
(c) Reports on Form 8-K.
     No reports on Form 8-K were filed during the quarter ended September 30, 2007.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

November 9, 2007	/s/ Edward R. Wright

Edward R. Wright
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)