Form 10-K
period 2007-12-31
CITY NATIONAL BANCSHARES CORP
filed 2008-03-31
CIK 714980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-11535
City National Bancshares Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2434751
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
900 Broad Street Newark, New Jersey 07102

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (973) 624-0865
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

(Title of class)
Common stock, par value $10 per share

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes     ☑ No
The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 4, 2008 was approximately $7,209,000.
There were 131,903 shares of common stock outstanding at March 4, 2008.

CITY NATIONAL BANCSHARES CORPORATION
FORM 10-K

II

Part I
Item 1. Business
Description of business
City National Bancshares Corporation (the “Corporation” or “CNBC”) is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2007, CNBC had consolidated total assets of $449.7 million, total deposits of $394.9 million and stockholders’ equity of $28.9 million.
City National Bank (the “Bank” or “CNB”), a wholly-owned subsidiary of CNBC, is a national banking association chartered in 1973 under the laws of the United States of America and has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB. CNB is minority owned and operated and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through its retail branch network. Deposit services include savings, checking, certificates of deposit, money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.
The Bank owns a thirty-three percent interest in a leasing company, along with two other minority banks and has small investments in a Haitian financial organization that provides microloan financing to rural Haitian individuals for business purposes and a mutual fund which invests in targeted projects throughout the country that are eligible for Community Reinvestment Act (“CRA”) credit.
Both City National Bancshares Corporation and City National Bank have been designated by the United States Department of the Treasury as community development enterprises (“CDE’s”). This designation means that the Department of Treasury has formally recognized CBNC and CNB for “having a primary purpose of promoting community development” and will facilitate attracting capital by allowing both entities to benefit from the federal government’s New Market Tax Program, as well as from the Bank enterprise Award (“BEA”) program, which provides awards for making investments or opening branch offices in low-income areas within the Bank’s market area.
The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its nine-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, and one each in Hackensack and Paterson, New Jersey. As a result of the acquisitions of two branches from a thrift organization, the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island. The Bank opened de novo branches in Hempstead, Long Island in 2002 and Manhattan, New York in 2003. The Bank also acquired a branch office in Philadelphia, Pa from another financial institution.
The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Bank lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in New Jersey. The Bank’s customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly low to moderate income households. The Bank has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. The Bank believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty, which is essential to the Bank’s ability to compete effectively. The Bank offers various investment products, including mutual funds.
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
Management believes that as New Jersey’s only African-American owned and controlled Bank, it has a unique ability to provide commercial banking services to low and moderate income segments of the minority community.
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
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O), independence requirements for audit committee members, independence requirements for company auditors, certification of financial statements on SEC Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer, two-business day filing requirements for insiders filing SEC Form 4s, restrictions on the use of non-GAAP financial measures in press releases and SEC filings, the formation of a public accounting oversight board and various increased criminal penalties for violations of securities laws.
Bank holding company regulations
CNBC is a bank holding company within the meaning of the Bank Holding Company Act (the “Act”) of 1956, and as such, is supervised by the Board of Governors of the Federal Reserve System (the “FRB”).
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”) enabled bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity to “opt out” of this provision. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but not authorized de novo branching.
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
Regulation of bank subsidiary
CNB is subject to the supervision of, and to regular examination by the Office of the Comptroller of the Currency of the United States (the “OCC”).
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
CNBC is a legal entity separate and distinct from its subsidiary bank. CNBC’s revenues (on a parent company only basis) result from dividends paid to CNBC by its subsidiary. Payment of dividends to CNBC by CNB, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100% of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.
Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default, or deferred by the FDIC. Further, under FIRREA, the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”, and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.
The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6%, has a Tier 1 leverage ratio of at least 5%, and meets certain other requirements. An institution will be classified as “adequately capitalized” if it has a total risk-based capital ratio of at least 8%, has a Tier 1 risk-based capital ratio of at least 4%, and has Tier 1 leverage ratio of at least 4%. An institution will be classified as “undercapitalized” if it has a total risk-based capital ratio of less than 6%, has a Tier 1 risk-based capital ratio of less than 3%, or has a Tier 1 leverage ratio of less than 3%. An institution will be classified as “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, or a Tier I risk-based capital ratio of less than 3%, or a Tier I leverage ratio of less than 3%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2%. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.
Insured institutions are generally prohibited from paying dividends or management fees if after making such payments, the institution would be “undercapitalized”. An “undercapitalized” institution also is required to develop and submit to the appropriate federal banking agency a capital restoration plan, and each company controlling such institution must guarantee the institution’s compliance with such plan.
As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.
Community reinvestment
Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. CNB received an “Outstanding” CRA rating in its most recent examination.
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
Employees
On December 31, 2007, CNBC and its subsidiaries had 99 full-time equivalent employees. Management considers relations with employees to be satisfactory.
Item 1a. Risk factors
Shares of CNBC common stock, while publicly traded on the over-the-counter market, are not readily marketable. The last reported over-the-counter trade occurred in 1990. Accordingly, shareholders of the Corporation’s common stock may encounter significant difficulty when attempting to dispose of their shares.
All issues of the Corporation’s preferred stock are restricted and may be transferred or otherwise disposed of only under certain conditions. Accordingly, preferred shareholders may also encounter significant difficulties when attempting to liquidate their stock.
Some of the material risks and uncertainties that management believes affect the Corporation are described below. Additional risks and uncertainties that management is not aware of or that management currently considers insignificant may also impair the Corporation’s business operations. If any of those risks occur, the Corporation’s financial condition and results of operations could be materially and adversely affected.
Changes in interest rates
The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions, competition, and policies of various government and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest received on loans and investment securities and the amount of interest the Corporation pays on deposits and borrowings, but such changes could also affect the Corporation’s ability to originate loans and obtain deposits, the fair value of the Corporation’s financial assets and liabilities, and the average duration of the Corporation’s assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Additionally, higher interest rates may be impact the ability of the Bank’s borrowers to repay their loans, possibly requiring an increase in the allowance for loan losses. The Bank’s church borrowers may be more adversely affected given their limited ability to pass on cost increases to congregation members.
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
Regulation
The Corporation, through its principal subsidiary City National Bank of New Jersey, is subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositor’s funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Corporation is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification.
Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. The Corporation’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions.
Changes in economic conditions within the Corporation’s market area
Economic conditions have significantly deteriorated in numerous parts of the United States, including to a lesser extent, the Corporation’s market area. This has led to higher levels of nonperforming loans in the Bank’s portfolio along with illiquidity in certain segments of the Bank’s investment portfolio, conditions which could remain or worsen if economic conditions deteriorate further.
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
In addition to its branch network, the Bank currently maintains four ATM’s at remote sites.
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
Item 4. Submission of matters to a vote of security holders
During the fourth quarter of 2007 there were no matters submitted to stockholders for a vote.
Part II
Item 5. Market for the registrant’s common equity and related stockholders matters
The Corporation’s common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers’ Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2007.
At March 4, 2008 the Corporation had 1,314 common stockholders of record.
On April 20, 2007, the Corporation paid a cash dividend of $3.50 per share to stockholders of record on April 6, 2006. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Edward R. Wright, Senior Vice President and Chief Financial Officer, 900 Broad Street, Newark, New Jersey, 07102.
Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Item 6. Selected Financial Data
Five-Year Summary

Dollars in thousands, except per share data	2007	2006	2005	2004	2003

Year-end Balance Sheet data
Total assets	$449,748	$395,217	$363,541	$325,412	$236,440
Gross loans	232,824	199,284	179,093	159,359	131,771
Allowance for loan losses	3,000	2,400	2,165	2,076	2,145
Investment securities	157,556	169,598	149,1165	142,470	77,193
Total deposits	394,856	342,416	312,429	280,863	198,371
Long-term debt	19,800	19,606	20,700	22,750	19,318
Stockholders’ equity	28,872	27,762	25,142	16,279	14,311

Income Statement data
Interest income	25,978	21,649	18,173	14,411	12,084
Interest expense	14,233	10,848	7,280	4,767	3,266

Net interest income	11,745	10,801	10,893	9,644	8,818
Provision for loan losses	772	279	115	144	129

Net interest income after provision for loan losses	10,973	10,522	10,778	9,500	8,689
Other operating income	2,694	2,724	2,136	2,573	2,605
Other operating expenses	11,428	10,035	9,717	9,085	8,847

Income before income tax expense	2,239	3,211	3,197	2,988	2,447
Income tax expense	372	743	862	862	726

Net income	$1,867	$2,468	$2,335	$2,126	$1,721

Per common share data
Net income per basic share	$8.28	$13.04	$16.20	$15.52	$12.94
Net income per diluted share	8.09	12.54	15.52	15.52	12.55
Book value	141.04	129.88	118.23	113.79	100.89
Dividends declared	3.50	3.25	3.00	2.75	2.50

Basic average number of common shares outstanding	132,306	133,246	133,654	132,646	127,854
Diluted average number of common shares outstanding	148,623	143,924	139,511	132,646	132,129
Number of common shares outstanding at year-end	131,987	132,926	133,650	133,866	131,469

Financial ratios
Return on average assets	.44%	.65%	.66%	.71%	.75%
Return on average common equity	6.35	10.90	13.83	14.90	13.21
Stockholders’ equity as a percentage of total assets	6.42	6.96	6.92	5.00	6.05
Common dividend payout ratio	42.22	25.92	19.33	17.72	19.32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this analysis is to provide information relevant to understanding and assessing the results of operations for each of the past three years and financial condition for each of the past two years for City National Bancshares and its subsidiaries (the “Corporation” or the “Bank”).
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
Executive summary
2007 was a very challenging year for the Corporation and most of the banking industry, which was negatively affected by significant losses incurred on subprime loan holdings. While the Corporation has no direct exposure to these types of loans, interest spreads continued to be restricted by the flat yield curve that existed most of the year. In addition, higher costs resulting from a branch acquisition reduced earnings.
2007 also included some positives. As a result of losses in the subprime market, the Federal Reserve Bank dropped the Federal funds target rate 100 basis points, from 5.25% to 3.50% during the fourth quarter of 2007, resulting in a steepening of the yield curve. This allowed the Corporation to improve its net interest margin, which was 2.97% for the first nine months of 2007 to 3.04% for the entire year.
In March 2007, CNB acquired a branch office in Philadelphia, PA, including $11 million in deposits and $18.7 million in loans, providing the Bank entry into a new market.
Finally, the Corporation received a $500,000 award from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The award was based on the Bank’s lending efforts in qualifying lower income communities and is being recorded as yield enhancement on the related loans.
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
Cash and due from banks
Cash and due from banks rose to $22.8 million at the end of 2007 from $7.2 million a year earlier due to a large municipal deposit recorded on the last day of 2007. Average cash and due from banks in 2007 totalled $7.6 million, compared to $7 million a year earlier.
Federal funds sold
Federal funds sold rose to $22 million at the end of 2007 from $5 million at December 31, 2006, while the related average balance increased to $28.2 million from $19 million in 2006. Both increases occurred due to higher municipal account balances not yet reinvested into investment securities.
Interest-bearing deposits with banks
Interest-bearing deposits with banks decreased to $278,000 at December 31, 2007 from $653,000 a year earlier, while the related average balances were $1.4 million in 2007 and $950,000 in 2006. The deposits represent the Bank’s participation in the U.S. Treasury Department’s Community Development Financial Institution (“CDFI”) deposit program. Under this program, the Bank is eligible for awards based on deposits made in other CDFI’s. $39,000 and $42,000 were recorded as interest income from interest-bearing deposits with banks in 2007 and 2006, respectively, representing a yield enhancement on the CDFI deposits. The decline in the year-end balance resulted from maturities of the deposits made under the program.
Investments
The fair market value of the portfolio benefited by the drop in interest rates during the fourth quarter of 2007. Unrealized portfolio losses declined significantly, although certain segments sustained increased losses due to uncertainties in the markets for those securities.
The weighted average life of the overall portfolio at December 31, 2007 was 6.29 years, increasing from 5.63 years at the end of 2006. Average duration in the portfolio also rose to 4.53 years from 4.27 years. Management strategically lengthened the life of the portfolio during 2007 in expectation of the reduction in interest rates while limiting the purchase of callable agency securities to reduce the interest rate risk exposure to embedded options inherent in callable securities.
The investment securities available for sale (“AFS”) portfolio declined to $103.6 million at December 31, 2007 from $116.1 million a year earlier, while the related net unrealized net loss decreased to $623,000 from $978,000 from a year earlier.
The most significant change in the portfolio occurred in the non- mortgage-backed securities (“MBS”) government sponsored entities (“GSE’s”) portfolio, which declined $26 million and (“MBS”), which rose $10.1 million. Both types of securities are used for municipal deposit collateral purposes and are subject to large fluctuations based on collateral requirements.
The investment securities held to maturity (“HTM”) portfolio totaled $53.9 million at December 31, 2007, relatively unchanged from a year earlier.
Information pertaining to the average weighted yields of investments in debt securities at December 31, 2007 is presented below. Maturities of mortgaged-backed securities are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

Investment Securities Available for Sale

			Maturing After One		Maturing After Five
	Maturing Within		Year But Within		Years But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years		Total	Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities and obligations of U.S. government agencies	$3,252	4.05%	$—	—%	$91	6.01%	$3,517	5.30%	$6,860	4.72%
Obligations of U.S. government sponsored entities	4,957	4.06	2,998	4.33	—	—	2,889	6.40	10,844	4.74
Mortgage-backed securities	—	—	3,569	4.16	5,965	4.38	65,106	5.28	74,640	5.15
Obligations of state and political and subdivisions	—	—	551	5.39	—		—	—	551	5.39
Other debt securities	—	—	—	—	1,000	4.00	8,618	6.33	9,618	6.09

Total amortized cost	$8,209	4.05%	$7,118	4.32%	$7,056	4.35%	$80,130	5.43%	$102,513	5.31%

Investment Securities Held to Maturity

			Maturing After One		Maturing After Five
	Maturing Within		Year But Within		Years But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years		Total	Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of U.S. government sponsored entities	$—	—%	$—	—%	$1,500	5.13%	$13,094	5.77%	$14,594	5.70%
Mortgage-backed securities	—	—	—	—	302	5.21	4,872	5.34	5,175	5.35
Obligations of state and political subdivisions	—	—	5,135	5.82	14,829	5.95	11,702	6.47	31,665	6.12
Other debt securities	—	—	2,004	8.05	—	—	500	6.39	2,504	7.72

Total amortized cost	$—	—%	$7,139	6.44%	$16,631	6.08%	$30,168	5.95%	$53,938	6.01%

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2007. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.
The average yield on the AFS portfolio rose to 5.31% at December 31, 2007 from 5.10% at December 31, 2006, while the yield on the
HTM portfolio rose eleven basis points to 6.01% at December 31, 2007 from 5.90% at December 31, 2006. The higher yields in both portfolios were due to the higher yields earned on newly acquired investments placed in the portfolio during 2007. The average life of the AFS portfolio was 6.04 years at the end of 2007 compared to 4.37 years a year earlier. The average life of the HTM portfolio declined to 6.74 years at the end of 2007 from 8.36 years at the end of 2006.

The following table sets forth the amortized cost and market values of the Corporation’s portfolio for the three years ended December 31:
Investment Securities Available for Sale

	2007		2006		2005
	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$6,860	$6,832	$2,080	$2,080	$3,831	$3,831
Obligations of U.S. government sponsored entities	10,844	10,895	37,840	37,414	29,328	28,899
Obligations of state and political subdivisions	551	557	3,395	3,437	943	998
Mortgage-backed securities	74,640	74,273	64,519	63,342	70,834	69,636
Other debt securities	9,618	8,968	7,874	7,859	4,424	4,427
Equity securities:
Marketable securities	646	618	618	586	589	558
Nonmarketable securities	115	115	115	115	115	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,360	1,360	1,285	1,285	1,261	1,261

Total	$104,634	$103,618	$117,726	$116,118	$111,325	$109,725

Investment Securities Held to Maturity

	2007		2006		2005
	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$8	$8
Obligations of U.S. government sponsored entities	14,594	14,522	14,753	14,417	9,000	8,776
Mortgage-backed securities	5,175	5,132	5,177	5,027	6,837	6,759
Obligations of state and political subdivisions	31,665	31,868	31,042	31,273	21,563	21,710
Other debt securities	2,504	2,483	2,508	2,615	2,011	2,174

Total	$53,938	$54,005	$53,480	$53,332	$39,419	$39,427

Consolidated Average Balance Sheet with Related Interest and Rates

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
Tax equivalent basis; dollars in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$28,179	$1,392	4.94%	$19,575	$940	4.80%	$23,850	$759	3.18%
Interest-bearing deposits with banks[1]	1,429	90	6.30	950	69	7.26	862	35	4.06
Investment securities[2]:
Taxable	126,327	6,613	5.23	121,173	5,851	4.83	127,919	5,707	4.46
Tax-exempt	34,095	2,080	6.10	29,444	1,801	6.12	15,800	1,049	6.64

Total investment securities	160,422	8,693	5.42	150,617	7,652	5.08	143,719	6,756	4.70

Loans [3,4]
Commercial [7]	38,882	2,640	6.79	26,255	1,901	7.24	22,437	1,413	6.30
Real estate	178,579	13,753	7.70	160,887	11,577	7.20	142,379	9,432	6.62
Installment	1,576	117	7.30	1,565	124	7.92	1,453	135	9.29

Total loans	219,037	16,510	7.54	188,707	13,602	7.21	166,269	10,980	6.60

Total interest earning assets	409,067	26,685	6.52	359,849	22,263	6.19	334,700	18,530	5.54

Noninterest earning assets:
Cash and due from banks	7,591			6,983			6,743
Net unrealized loss on investment securities available for sale	(1,806)			(2,221)			(526)
Allowance for loan losses	(2,529)			(2,256)			(2,283)
Other assets	15,597			14,889			13,516

Total noninterest earning assets	18,853			17,395			17,450

Total assets	$427,920			$377,244			$352,150

Liabilities and stockholders’ equity
Interest bearing liabilities:
Demand deposits	$37,804	$737	1.95%	$34,366	$517	1.50%	$33,487	$145	.43%
Money market deposits	108,498	4,324	3.99	88,869	3,552	4.00	79,342	2,193	2.76
Savings deposits[5]	29,881	157	.53	32,101	168	.52	34,193	180	.53
Time deposits	159,059	7,676	4.83	130,293	5,180	3.98	120,956	3,452	2.85

Total interest bearing deposits	335,242	12,894	3.85	285,629	9,417	3.30	267,978	5,970	2.23
Short-term borrowings	537	23	4.28	2,460	128	5.20	2,475	85	3.43
Long-term debt	21,613	1,316	6.09	20,599	1,303	6.33	22,213	1,225	5.52

Total interest bearing liabilities	357,392	14,233	3.98	308,688	10,848	3.51	292,666	7,280	2.49

Noninterest bearing liabilities:
Demand deposits	37,393			37,792			34,793
Other liabilities	5,588			5,388			5,377

Total noninterest bearing liabilities	42,981			43,180			40,170

Stockholders’ equity	27,547			25,376			19,314

Total liabilities and stockholders’ equity	$427,920			$377,244			$352,150

Net interest income (tax equivalent basis)		12,452	2.54		11,415	2.68		11,250	3.05
Tax equivalent basis adjustment[6]		(707)			(615)			(357)

Net interest income[8]		$11,745			$10,800			$10,893

Average rate paid to fund interest earning Assets			3.48			3.01			2.18

Net interest income as a percentage of interest earning assets (tax equivalent basis)			3.04			3.18%			3.36%

1	Includes $39,000 in 2007, $42,000 in 2006 and $20,000 in 2005, representing income received under the U.S. Treasury Department’s Bank Enterprise Award certificate of deposit program.

2	Includes investment securities available for sale and held to maturity.

3	Includes nonperforming loans.

4	Includes loan fees of $611,000, $428,000 and $491,000 in 2007, 2006 and 2005 respectively.

5	Includes noninterest bearing deposits maintained by a state governmental agency of $- in 2007 and 2006 and $194,000 in 2005 and all passbook and statement saving accounts.

6	The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2007, 2006 and 2005.

7	Includes $336,000 in 2007, $64,000 in 2006 and $54,000 in 2005 representing income received under the U.S. Treasury Department’s Bank Enterprise Award loan program.

8	The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by nine basis points in 2007 and 2006 and three basis points in 2005.

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

	2007 Net Interest Income Increase			2006 Net Interest Income Increase
	(Decrease) from 2006 due to:			(Decrease) from 2005 due to:
In thousands	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans:
Commercial	$914	$(175)	$739	$238	$250	$488
Real estate	1,274	902	2,176	1,225	920	2,145
Installment	87	(94)	(7)	14	(25)	(11)

Total loans	2,275	633	2,908	1,477	1,145	2,622
Taxable investment securities	249	513	762	(301)	445	144
Tax-exempt investment securities	285	(6)	279	906	(154)	752
Federal funds sold and securities purchased under agreements to resell	413	39	452	(136)	317	181
Interest-bearing deposits with banks	35	(14)	21	4	30	34

Total interest income	3,257	1,165	4,422	1,950	1,783	3,733

Interest expense
Demand deposits	(52)	(168)	(220)	(1)	(371)	(372)
Savings deposits	12	(1)	11	11	1	12
Money market deposits	(785)	13	(772)	(263)	(1,096)	(1,359)
Time deposits	(1,145)	(1,351)	(2,496)	(266)	(1,462)	(1,728)
Short-term borrowings	100	5	105	—	(43)	(43)
Long-term debt	(64)	51	(13)	89	(167)	(78)

Total interest expense	(1,934)	(1,451)	(3,385)	(430)	(3,138)	(3,568)

Net interest income	$1,323	$(286)	$1,037	$1,520	$(1,355)	$165

Loans
Loans rose 16.8% to $232.8 million at December 31, 2007 from $199.3 million a year earlier with the increase occurring primarily in the commercial real estate portfolio. Included in this increase was the purchase of $11.8 million of loans in conjunction with a branch acquisition.
Loans held for sale totalled $226,000 at December 31, 2007 compared to $609,000 at December 31, 2006, while loans originated for sale totalled $3.3 million in both 2007 and 2006. Sales of these loans, along with the related gains both increased. These loans represent long-term fixed rate residential mortgages which the Corporation does not retain in the portfolio to mitigate its interest rate risk to rising interest rates.
Residential mortgage loans, including home equity loans, represent an insignificant part of the Bank’s lending business. Such loans that have long-term fixed rates are generally sold into the secondary market, although some loans may be retained in the portfolio to balance the Bank’s loan mix and provide collateral for Federal Home Loan Bank borrowings. Consumer loans, including automobile loans, also comprise a relatively small part of the loan portfolio. Most of the Bank’s lending efforts are in northern New Jersey, New York City and Nassau County.
At December 31, 2007, loans to churches totalled $62.4 million, representing 26.8% of total loans outstanding, all of which are secured by real estate, compared to $58.6 million and 29.4% at December 31, 2006. $4.3 million of such loans are on nonaccrual status, of which one is in excess of $600,000.
The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate. The Bank expects to maintain the aforementioned types of lending.
Maturities and interest sensitivities of loans
Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2007 is presented below.

		Due from
		One Year
	Due in One	Through	Due After
In thousands	Year or Less	Five Years	Five Years	Total

Commercial	$23,191	$8,260	$13,053	$44,504
Real estate:
Construction	30,655	7,292	—	37,947
Mortgage	11,577	25,529	112,206	149,312
Installment	410	433	218	1,061

Total	$65,833	$41,514	$125,477	$232,824

Loans at fixed interest rates	$15,890	$24,616	$33,244	$73,750
Loans at variable interest rates	49,943	16,898	92,233	159,074

Total	$65,833	$41,514	$125,477	$232,824

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands	2007	2006	2005	2004	2003

Commercial	$44,504	$32,572	$2,536	$16,450	$20,052
Real estate	187,447	165,828	155,711	142,085	110,802
Installment	1,061	1,176	1,261	1,171	1,035

Total loans	233,012	199,576	179,508	159,706	131,889
Less: Unearned income	188	292	291	347	118

Loans	$232,824	$199,284	$179,217	$159,359	$131,771

Summary of loan loss experience
Changes in the allowance for loan losses are summarized below.

Dollars in thousands	2007	2006	2005	2004	2003

Balance, January 1	$2,400	$2,165	$2,076	$2,145	$2,045

Charge-offs:
Commercial loans	118	108	68	229	164
Real estate loans	22	2	—	8	—
Installment loans	66	39	16	9	43

Total	206	149	84	246	207

Recoveries:
Commercial loans	2	87	5	23	89
Real estate loans	2	—	29	—	73
Installment loans	30	18	24	10	16

Total	34	105	58	33	178

Net (charge-offs) recoveries	(172)	(44)	(26)	(213)	(29)
Provision for loan losses charged to operations	772	279	115	144	129

Balance, December 31	$3,000	$2,400	$2,165	$2,076	$2,145

Net charge-offs as a percentage of average loans	.08%	.03%	.02%	.15%	.02%
Allowance for loan losses as a percentage of loans	1.29	1.20	1.21	1.30	1.63
Allowance for loan losses as a percentage of nonperforming loans	37.67	40.45	107.39	171.15	140.56

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.
A standardized method is used to assess the adequacy of the allowance and to identify the risks inherent in the loan portfolio. This process includes the ongoing assessment of individual borrowers’ financial condition and payment records and gives consideration to areas of exposure such as conditions within the borrowers’ industry, the value of underlying collateral, and the composition of the performing and non-performing loan portfolios.
Specific allocations are identified by loan category and allocated according to prior charge-off history as well as future performance projections. All loans are graded and incorporated in the process of assessing the adequacy of the reserve. The allowance is maintained at a level considered sufficient to absorb probable losses inherent in the loan portfolio, and allowances not allocated to specific loan categories are considered unallocated and evaluated based on management’s assessment of the portfolio’s risk profile as well as current business and economic conditions in the Bank’s market area.
The allowance represented 1.29% of total loans at December 31, 2007 and 1.20% at December 31, 2006, while the allowance represented 37.67% of total nonperforming loans compared to 40.95% for those years. The decline resulted from the rise in nonperforming loans during 2007. The allowance at the end of 2007 rose to $3 million from $2.4 million a year earlier due to an increase in the provision for loan losses resulting primarily from an increase in nonaccrual loans, along with the growth during 2007 in the loan portfolio.
Allocation of the allowance for loan losses
The allowance for loan losses has been allocated based on management’s estimates of the risk elements within the loan categories set forth below at December 31.

	2007		2006		2005		2004		2003
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loan		of Loan		of Loan		of Loan		of Loan
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
Dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$1,098	19.11%	$730	16.32%	$626	13.14%	$567	10.32%	$686	15.22%
Real estate	1,709	80.43	1,427	83.09	1,174	86.39	1,120	88.94	798	84.00
Installment	91	.46	21	.49	25	.47	35	.74	75	.78
Unallocated	102	—	222	—	340	—	354	—	586	—

Total	$3,000	100.00%	$2,400	100.00%	$2,165	100.00%	$2,076	100.00%	$2,145	100.00%

     Allowance allocations are subject to change based on the levels of classified loans in each segment of the portfolio. The minimum levels of reserves by internal loan classification are .25% for pass loans, 1% for special mention loans, 5% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods. The unallocated allocation is based upon management’s evaluation of the underlying inherent risk in the loan portfolio that has not been measured on an individual basis. Such evaluation includes economic and business conditions within the Bank’s market area, portfolio concentrations, credit quality and delinquency trends. An additional factor is the demographics in the Bank’s market area. Because CNB serves primarily low to moderate income communities, in general, the inherent credit risk profile of the loans it makes has a greater degree of risk than if a more economically diverse demographic area were served.

Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands	2007	2006	2005	2004	2003

Loans past due 90 days or more and still accruing
Commercial	$43	$—	$—	$—	$—
Real estate	377	1,254	162	218	224
Installment	18	5	7	4	6

Loans past due 90 days or more and still accruing	438	1,259	169	222	230

Nonaccrual loans
Commercial	1,996	797	742	146	314
Real estate	5,485	3,899	1,020	763	670
Installment	45	38	85	82	22

Total nonaccrual loans	7,526	4,734	1,847	991	1,006

Total nonperforming loans	7,964	5,993	2,016	1,213	1,236
Other real estate owned	—	—	—	—	—

Total	$7,964	$5,993	$2,016	$1,213	$1,236

Nonperforming assets rose 34.2% to $7,964,000 at the end of 2007 due primarily to higher levels of commercial real estate loans. Nonaccrual commercial loans includes $781,000 of loans guaranteed in part by the Small Business Administration, generally to the extent of 75% of the loan balance. An additional $1,032,000 represents loans to one borrower that are in the process of collection.
Nonaccrual mortgage loans includes $4.3 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy. In the opinion of management, all of those loans appear to be well-secured by real estate collateral.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits.
These municipal and U.S. Government accounts represent a substantial part of the Bank’s business, tend to have high balance relationships and comprised most of the Bank’s accounts with balances of $100,000 or more at December 31, 2007 and 2006.
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
Total deposits rose to $394.9 million at December 31, 2007 from $342.4 million a year earlier, while average deposits increased 6.8% to $372.6 million in 2007 from $323.4 million in 2006. The increases in deposits occurred due to higher municipal account balances along with the branch acquisition.
Passbook and statement savings deposits totalled $28.1 million at December 31, 2007 compared to $30.4 million a year earlier, while such savings accounts averaged $29.9 million in 2007 compared to $32.1 million in 2006. The declines, which have been consistent in recent years, resulted from a shift into higher earning deposit products.
Money market deposit accounts rose 30.8% to $106.6 million at December 31, 2007 from $81.5 million a year earlier, while average money market deposits increased 22.1% to $108.5 million in 2007 from $88.9 million in 2006. The increases occurred primarily due to higher levels of municipal deposit account balances.
Interest-bearing demand deposit account balances rose 129.4% at the end of 2007 compared to year-end 2006, while the related average balance was 10% higher in 2007 than in 2006. Higher municipal account balances was the primary factor in these increases as well.
Time deposits declined to $159.3 million at December 31, 2007 from $164.5 million at the end of 2006, while average time deposits were $159.1 million in 2007, 22.1% greater than in 2006. Both changes arose from municipal account balance fluctuations.
Short-term borrowings
Short-term borrowings totalled $1.2 million at December 31, 2007 compared to $400,000 at December 31, 2006, while average short-term borrowings of $537,000 in 2007, were significantly lower than in 2006 due to the lack of short-term borrowing requirements during the summer months of 2007 when certain municipal account balances are normally drawn down.
Most of these balances are comprised of U.S. Treasury, tax and loan note option account balances, which are subject to daily redemption and can fluctuate significantly.
Long-term debt
During 2007, the Corporation repaid $1.5 million in Federal Home Loan Bank advances. Additionally, the Corporation issued $5 million in long-term debt. Long-term debt rose to $19.8 million at December 31, 2007 from $19.6 million a year earlier, while the related average balance was $21.6 million in 2007 compared to $20.6 million in 2006.
Results of operations — 2007 compared with 2006
Net income declined to $1,867,000 in 2007 from $2,468,000 in 2006 due primarily to a $583,000 gain from the sale of a Bank-owned property on which a branch office was located recorded in 2006 that did not recur in 2007 and sharply higher occupancy expenses resulting from the branch acquisition.
Included in both years’ earnings were awards received from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The awards were based in part on the Bank’s lending efforts in qualifying lower income communities. Award income attributable to its lending efforts totalled $336,000 in 2007, $64,000 in 2006 and $54,000 in 2005.
The Bank also recorded award income related to time deposits made in other CDFI’s of $39,000 in 2007, $42,000 in 2006 and $20,000 in 2005, respectively. Additionally, additional award income of $- was also recorded in 2007 compared to $22,000 in 2006 and $63,000 in 2005, representing awards received for opening a branch office in a low-income area.
Finally, the Bank recorded award income of $19,000 in 2007 as an offset for approved technology costs. No such income was recorded in 2006 or 2005.

In total, $394,000 of award income was recorded in 2007, while $128,000 was recorded in 2006 and $137,000 was recorded in 2005.
These awards are dependent on the availability of funds in the CDFI Fund as well as the Bank meeting various qualifying standards. Accordingly, there is no assurance that the Bank will continue to receive these awards in the future.
On a fully taxable equivalent (“FTE”) basis, net interest income rose 9.1% to $12.5 million in 2007, while the related net interest margin declined 14 basis points, from 3.18% to 3.04%. Continued compression from the flat yield curve that existed for most of 2007 was the cause of the lower margin while growth of 13.6% in earning assets contributed to the higher net interest income.
A significantly higher cost of funds was the reason for the decline in net interest margin. The yield on interest earning assets rose 33 basis points, from 6.19% to 6.52%, while the cost to fund those assets increased 47 basis points, from 3.01% to 3.48%. Average interest earning assets increased 50.7%, with the loan portfolio providing the greatest increase.
Service charges on deposit accounts rose 15.1% from 2006 due to the implementation of an overdraft protection program.
Other income declined 14.8% in 2007 due primarily to a $583,000 gain recorded in 2006 on the sale of a bank-owned property that did not recur in 2007 and a reduction in the loss from the Bank’s incurred by an unconsolidated leasing subsidiary from $335,000 to $9,000 in 2007.in which the Bank owns a minority interest.
Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $11.4 million in 2007, a 15% increase compared to $10 million in 2006. The acquisition of the branch was the primary cause for the higher expense levels.
Salaries and other employee benefits expense rose 8.9% due to the branch acquisition, along with normal recurring merit increases, higher health insurance costs and an increase in supplemental executive retirement plan expense. The increases were partially offset by the reversal of accrued discretionary 401K plan expense that was never used.
Occupancy expense rose 30.5% due primarily to the branch acquisition.
Equipment expense declined due to lower equipment maintenance costs as the Bank migrated to a check imaging cash letter platform, negating the need for certain equipment.
Other expenses rose 21% in 2007 due primarily to higher consulting fees due to the review of Sarbanes-Oxley financial reporting control procedures, along with increased merchant card charges, which represent credit card fees incurred by customers but absorbed by the Bank and offset by compensating deposit account balances. Marketing expense and amortization of premiums paid for branch acquisitions were also higher.
Income tax expense as a percentage of pre-tax income was 16.6% in 2007 compared to 23.1% in 2006, due to higher levels of tax-exempt income.
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
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank, Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. During 2007, the Bank pledged most of its commercial real estate portfolio to the Federal Home Loan Bank to be used as collateral for advances or letters of credit. Finally, the Corporation has ready access to the capital markets, having issued $4 million in subordinated debentures in 2004 and $9.3 million in preferred stock during 2005 and 2006.
A significant part of the Bank’s deposit growth is from municipal deposits. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. Municipal deposit levels may fluctuate significantly depending on the cash requirements of the municipalities. The Bank has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include Federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. The Bank expects to continue emphasizing these relationships.
The major contributions during 2007 from operating activities to the Corporation’s liquidity came from the sale of loans held for sale, along with net income.
Net cash used in investing activities during 2007 was primarily used for purchases of investment securities available for sale, which totalled $38.2 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $48.5
The primary source of funds from financing activities resulted from the increase in deposits.
Contractual obligations
The Corporation has various financial obligations, including contractual obligations that may require future cash payments. These obligations are included in Notes 4,5,9,10 and 11 of the Notes to Consolidated Financial Statements.
The Corporation also will have future obligations under supplemental executive and directors’ retirement plans described in Note 14 of the Notes to Consolidated Financial Statements.
Commitments, contingent liabilities, and off-balance sheet arrangements
The following table shows the amounts and expected maturities of significant commitments as of December 31, 2007. Further information on these commitments is included in Note 20 of the Notes to Consolidated Financial Statements.

		One to
	One Year	Three	Three to
In thousands	or Less	Years	Five Years	Total

Commitments to extend credit:
Commercial loans and lines of credit	$39,703	$—	$—	$39,703
Commercial mortgages	39,451	—	—	39,451
Credit cards	—	—	692	692
Residential mortgages	252	—	—	252
Home equity and other revolving lines of credit	1,109	—	—	1,109
Standby letters of credit	139	—	—	139

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB’s historical experience.
Effects of inflation
Inflation, as measured by the consumer price index (“CPI”), including all items for all urban consumers, rose 2.8% in 2007 compared to 3.2% in 2006 and 3.4% in 2005.
The asset and liability structure of the Corporation and subsidiary bank differ from that of an industrial company since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in earning assets, regardless of the effects of inflation, will increase net income if the Corporation is able to maintain a consistent interest spread between earning assets and supporting liabilities. In an inflationary period, the purchasing power of these net monetary assets necessarily decreases. However, changes in interest rates may have a more significant impact on the Corporation’s performance than inflation. While interest rates are affected by inflation, they do not necessarily move in the same direction, or in the same magnitude as the prices of other goods and services.
The impact of inflation on the future operations of the Corporation should not be viewed without consideration of other financial and economic indicators, as well as historical financial statements and the preceding discussion regarding the Corporation’s liquidity and asset and liability management.
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
It is the responsibility of the Asset/Liability Management Committee (“ALCO”) to monitor and oversee the activities of interest rate sensitivity management and the protection of net interest income from fluctuations in interest rates.
Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as interest sensitive gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management’s judgment as to projected interest rate trends.
One measure of interest rate risk is the interest-sensitivity analysis, which details the repricing differences for assets and liabilities for given periods. The primary limitation of this analysis is that it is a static (i.e., as of a specific point in time) measurement which does not capture risk that varies nonproportionally with changes in interest rates. Because of this limitation, the Corporation uses a simulation model as its primary method of measuring interest rate risk. This model, because of its dynamic nature, forecasts the effects of different patterns of rate movements on the Corporation’s mix of interest sensitive assets and liabilities.
The following table presents the Corporation’s sensitivity to changes in interest rates, categorized by repricing period. Various assumptions are used to estimate expected maturities. The actual maturities of these instruments could vary substantially if future prepayments differ from estimated experience.

Interest Sensitivity Gap Analysis

	December 31, 2007

	One Year	One Year	Two Years	Three Years	Four Years	Five Years	More than
		to	to	to	to	to
In thousands	Or Less	Two Years	Three Years	Four Years	Five Years	Ten Years	Ten Years	Total

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$22,000	$—	$—	$—	$—	$—	$—	$22,000
Interest-bearing deposits with banks	278	—	—	—	—	—		278
Investment securities	51,018	14,980	5,940	12,520	9,950	30,291	33,873	158,572
Loans	125,639	36,005	21,947	11,377	14,070	16,493	7,293	232,824

	198,935	50,985	27,887	23,897	24,020	46,784	41,166	413,674

Interest bearing liabilities:
Deposits:
Savings	200,996	—	—	—	—	—		200,996
Time	107,193	19,051	15,126	7,078	4,012	5,446	1,411	159,317
Short-term borrowings	1,150	—	—	—	—	—	—	1,150
Long-term debt	11,600	1,500	1,500	—	—	200	5,000	19,800

	320,939	20,551	16,626	7,078	4,012	5,646	6,411	381,263

Asset (liability) sensitivity gap:
Period gap	$(122,004)	$30,434	$11,261	$16,819	$20,008	$41,138	$34,755	$32,411
Cumulative gap	(122,004)	(91,570)	(80,309)	(63,490)	(43,482)	(2,344)	32,411	—

The cumulative gap between the Corporation’s interest rate sensitive assets and its interest sensitive liabilities was $32.4 million at December 31, 2007. This means that the Corporation has a “positive gap” position, which theoretically will cause its assets to reprice faster than its liabilities. In a rising interest rate environment, interest income may be expected to rise faster than the interest received on earning assets, thus improving the net interest spread.
If interest rates decreased, the net interest received on earning assets will decline faster than the interest paid on the
Corporation’s liabilities, decreasing the net interest spread. Certain shortcomings are inherent in the method of gap analysis presented below. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while rates on other types of assets and liabilities may lag behind changes in market rates. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table. The ability of borrowers to service debt may decrease in the event of an interest rate increase. Management considers these factors when reviewing its sensitivity gap position and establishing its ongoing asset/liability strategy.
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
At December 31, 2007, the most recently prepared model indicates that net interest income would decline 8.1% from base case scenario if interest rates rise 200 basis points and decline .4%% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 17.6% if rates rose 200 basis points and decline 2.3% if rates declined 200 basis points.
These results are consistent with the Corporation’s interest rate risk strategy to overweight against the risk of a decrease in interest rates.
Capital
The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

	Consolidated		Bank Only

	December 31,		December 31,
Dollars in thousands	2007	2006	2007	2006

Total stockholders’ equity	$28,872	$27,427	$29,155	$25,228
Net unrealized loss on investment securities available for sale	623	978	623	978
Net unrealized loss on equity securities available for sale	(17)	(19)	(17)	(19)
Disallowed intangibles	(1,254)	(727)	(1,254)	(727)
Qualifiying trust preferred securities	4,000	7,000	—	—

Tier 1 capital	32,226	34,659	28,507	25,460

Qualifying long-term debt	5,260	340	5,000	—
Allowance for loan losses	3,000	2,300	3,000	2,465
Other	165	165	165	—

Tier 2 capital	8,425	2,805	8,165	2,465

Total capital	$40,651	$37,464	$36,672	$27,925

Risk-adjusted assets	$280,964	$243,813	$280,815	$242,674
Average total assets	445,077	383,552	444,890	383,593

Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets	11.47%	14.22%	10.15%	10.49%
Regulatory minimum	5.00	5.00	5.00	5.00
Total capital to risk-adjusted assets	14.47	15.37	13.06	11.51
Regulatory minimum	8.00	8.00	8.00	8.00
Leverage ratio	6.41	9.04	6.41	6.64
Total stockholders’ equity to total assets	6.43	6.94	6.49	6.38

On March 17, 2004, City National Bancshares Corporation issued $4 million of preferred capital securities through City National Bank of New Jersey Capital Trust II (“the Trust II”), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities is payable at the 3-month LIBOR rate plus 2.79%, adjustable quarterly. The quarterly distributions may, at the option of the Trust, be deferred for up to 20 consecutive quarterly periods. The proceeds have been invested in junior subordinated debentures of CNBC, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable. The securities are generally redeemable in whole or in part on or after March 17, 2009, at any interest payment date, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed by March 17, 2034.
The subsidiary trust is not included with the consolidated financial statements of the Corporation because of the deconsolidation required by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”.
Results of operations — 2006 compared with 2005
Net income rose to $2,468,000 in 2006 from to $2,335,000 in 2005 due primarily to a $583,000 gain from the sale of a Bank-owned property on which a branch office was located. The branch was relocated to a major strategic site in the same city. Related net income per share was unchanged from $15.52 declined to $12.54 due to a higher preferred stock dividend.
On a fully taxable equivalent (“FTE”) basis, net interest income rose only 1.5% to $11.4 million in 2006, while the related net interest margin declined 19 basis points, from 3.36% to 3.17%. Compression from the continued flat yield curve was the cause of the minimal growth in net interest income as well as to the lower margin.
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
Interest income on loans rose $2.6 million, or 23.9% due to both higher volume and higher yields. Average commercial loans increased 16.8%, while related interest income was higher due to a higher yield on the portfolio, which rose 94 basis points, from 6.30% to 7.24% and the higher volume. The real estate portfolio, comprised mainly of commercial real estate loans, increased $18.5 million, or 13% in 2006, while the related yield rose to 7.2% in 2006 from 6.62% in 2005, due to increases in the Bank’s prime lending rate.
Interest expense totalled $10.8 million in 2006, an increase of 47.9% from 2005. This increase resulted primarily from the continued higher short-term interest rate environment, which impacted most of the Corporation’s interest bearing liabilities.
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
Service charges on deposit accounts was unchanged from 2005 due to continued competitive business pressures limiting the Bank’s ability to raise fees to customers to reflect higher costs.
Other income rose 46.9% in 2006 due primarily to the aforementioned gain on the sale of Bank-owned property. Income from non-Bank ATM card activity rose, along with gains from the sale of loans held for sale and earnings from bank-owned life insurance policies. Additionally, the loss from the Bank’s investment in an unconsolidated leasing investee increased to $335,000 from $208,000 in 2005.
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
Critical accounting policies and use of estimates
Allowance for loan losses
The calculation of the allowance for loan losses is a critical accounting policy of the Corporation. Provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors including the risk factors inherent in the Bank’s low and moderate income market area, in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.
Management believes that the primary risks inherent in the loan portfolio are possible increases in interest rates, a deterioration in the economy, and a decline in real estate market values in the Bank’s market area. Any one or a combination of these events may adversely affect the Bank’s loan portfolio, resulting in increased delinquencies, loan losses and future high levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risks in our loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.
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
Asset impairment judgments
Certain assets are carried in the consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize the impairment of such assets that is other than temporary. Analyses are periodically performed to test for impairment. In addition to impairment analyses related to loans, another significant impairment analysis relates to the value of other than temporary declines in the value of the investment portfolio.
The available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. A periodic review and evaluation of the securities portfolio is performed to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is considered other than temporary, the carrying amount of the security would be reduced to fair market value through a charge to current period operations.
The market values of the investment portfolio are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease, while as interest rates fall, the market value of fixed-rate securities will increase.
The unrealized losses in the available for sale and held to maturity portfolios at December 31, 2007 were caused by increases in market yields subsequent to purchase and were not attributable to credit quality concerns. There were no debt securities past due or securities for which the Corporation currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Corporation has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Corporation did not consider these securities to be other-than-temporarily impaired at December 31, 2007.
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Information regarding this Item appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Interest Rate Sensitivity.

Item 8. Financial Statements and Supplementary Data
CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
Dollars in thousands, except per share data	2007	2006

Assets
Cash and due from banks (Note 2)	$22,819	$7,231
Federal funds sold (Note 3)	22,000	5,000
Interest-bearing deposits with banks	278	653
Investment securities available for sale (Note 4)	103,618	116,118
Investment securities held to maturity (Market value of $54,005) at December 31, 2007 and $53,332 at December 31, 2006) (Note 5)	53,938	53,480
Loans held for sale	226	609
Loans (Note 6)	232,824	199,284
Less: Allowance for loan losses (Note 7)	3,000	2,400

Net loans	229,824	196,884

Premises and equipment (Note 8)	3,601	3,729
Accrued interest receivable	2,672	2,505
Cash surrender value of life insurance	4,928	4,743
Other assets (Notes 13 and 14)	5,844	4,265

Total assets	$449,748	$395,217

Liabilities and Stockholders’ Equity
Deposits: (Notes 4, 5, and 9)
Demand	$34,543	$36,807
Savings	200,996	140,787
Time	159,317	164,822

Total deposits	394,856	342,416
Accrued expenses and other liabilities	5,070	5,033
Short-term borrowings (Note 10)	1,150	400
Long-term debt (Note 11)	19,800	19,606

Total liabilities	420,876	367,455

Commitments and contingencies (Note 20)
Stockholders’ equity (Notes 15, 16 and 23):
Preferred stock, no par value: Authorized 100,000 shares (Note 15);
Series A , issued and outstanding 8 shares in 2007 and 2006	200	200
Series C , issued and outstanding 108 shares in 2007 and 2006	27	27
Series D , issued and outstanding 3,280 shares in 2007 and 2006	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2007 and 2006	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2007 and 2006	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2007 and 2006
131,987 shares outstanding in 2007 and 132,786 shares outstanding in 2006	1,345	1,345
Surplus	1,115	1,115
Retained earnings	16,922	16,102
Accumulated other comprehensive loss	(623)	(978)
Treasury stock, at cost —- 2,543 and 1,744 common shares in 2007 and 2006, respectively	(174)	(109)

Total stockholders’ equity	28,872	27,762

Total liabilities and stockholders’ equity	$449,748	$395,217

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income

	Year Ended December 31,
Dollars in thousands, except per share data	2007	2006	2005

Interest income
Interest and fees on loans	$16,510	$13,602	$10,980
Interest on Federal funds sold and securities purchased under agreements to resell	1,392	940	759
Interest on deposits with banks	90	67	35
Interest and dividends on investment securities:
Taxable	6,613	5,851	5,707
Tax-exempt	1,373	1,189	692

Total interest income	25,978	21,649	18,173

Interest expense
Interest on deposits (Note 9)	12,894	9,417	5,970
Interest on short-term borrowings	23	128	85
Interest on long-term debt	1,316	1,303	1,225

Total interest expense	14,233	10,848	7,280

Net interest income	11,745	10,801	10,893
Provision for loan losses (Note 7)	772	279	115

Net interest income after provision for loan losses	10,973	10,522	10,778

Other operating income
Service charges on deposit accounts	1,332	1,157	1,152
Other income (Note 12)	1,352	1,586	1,080
Net gains (losses) on securities transactions (Notes 4 and 5)	10	(19)	(96)

Total other operating income	2,694	2,724	2,136

Other operating expenses
Salaries and other employee benefits (Note 14)	5,992	5,503	5,312
Occupancy expense (Note 8)	1,201	920	846
Equipment expense (Note 8)	562	577	579
Other expenses (Note 12)	3,673	3,035	2,980

Total other operating expenses	11,428	10,035	9,717

Income before income tax expense	2,239	3,211	3,197
Income tax expense (Note 13)	372	743	862

Net income	$1,867	$2,468	$2,335

Net income per common share (Note 17)
Basic	$8.28	$13.04	$16.20
Diluted	8.09	12.54	15.52

Basic average common shares outstanding	132,306	133,246	133,654
Diluted average common shares outstanding	148,623	143,924	139,511

Cash dividends declared per common share	$3.50	$3.25	$3.00

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes
in Stockholders’ Equity

					Accumulated
					Other
	Common		Preferred	Retained	Comprehensive	Treasury
Dollars in thousands	Stock	Surplus	Stock	Earnings	(Loss) Income	Stock	Total

Balance, December 31, 2004	$1,345	$1,113	$1,047	$12,701	$106	$(33)	$16,279
Comprehensive income:
Net income	—	—	—	2,335	—	—	2,335
Unrealized holding losses on securities arising during the period (net of tax of $671)	—	—	—	—	(1,010)	—	(1,010)
Reclassification adjustment for gains (losses) included in net income (net of tax of $(27))	—	—	—	—	(69)	—	(69)

Total comprehensive income	—						1,256
Proceeds from issuance of preferred stock		—	8,190	—	—	—	8,190
Proceeds from issuance of common stock	—	2	—	—	—	23	25
Purchase of treasury stock	—	—	—	—	—	(36)	(36)
Dividends paid on common stock	—	—	—	(402)	—	—	(402)
Dividends paid on preferred stock	—	—	—	(170)	—	—	(170)

Balance, December 31, 2005	1,345	1,115	9,237	14,464	(973)	(46)	25,142
Cumulative adjustment to beginning retained earnings under SAB No. 108 (Note 25)	—	—	—	335	—	—	335

Adjusted Balance, January 1, 2006	1,345	1,115	9,237	14,799	(973)	(46)	25,477
Net income	—	—	—	2,468	—	—	2,468
Unrealized holding losses on securities arising during the period (net of tax of $5)	—	—	—	—	7	—	7
Reclassification adjustment for gains (losses) included in net income (net of tax of $(7))	—	—	—	—	(12)	—	(12)

Total comprehensive income	—	—					2,463
Conversion of long-term debt into preferred stock	—	—	800	—	—	—	800
Proceeds from issuance of preferred stock	—	—	250	—	—	—	250
Purchase of treasury stock	—	—	—	—	—	(63)	(63)
Dividends paid on common stock	—	—	—	(434)	—	—	(434)
Dividends paid on preferred stock	—	—	—	(731)	—	—	(731)

Balance, December 31, 2006	1,345	1,115	10,287	16,102	(978)	(109)	27,762
Cumulative adjustment to beginning retained earnings upon adoption of FIN #48	—	—	—	188	—	—	188

Adjusted Balance, January 1, 2007	1,345	1,115	10,287	16,290	(978)	(109)	27,950
Net income	—	—	—	1,867	—	—	1,867
Unrealized holding gains on securities arising during the period (net of tax of $(179))	—	—	—	—	347	—	347
Reclassification adjustment for gains (losses) included in net income (net of tax of $3)	—	—	—	—	8	—	8

Total comprehensive income	—	—					2,222
Conversion of long-term debt into preferred stock	—	—	—	—	—	—	—
Proceeds from issuance of preferred stock	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(65)	(65)
Dividends paid on common stock	—	—	—	(464)	—	—	(464)
Dividends paid on preferred stock	—	—	—	(771)	—	—	(771)

Balance, December 31, 2007	$1,345	$1,115	$10,287	$16,922	$(623)	$(174)	$28,872

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2007	2006	2005

Operating activities
Net income	$1,867	$2,468	$2,335
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	430	458	465
Provision for loan losses	772	279	115
(Discount accretion) premium amortization of investment securities	(335)	122	118
Amortization of intangible assets	197	120	120
Net (gains) losses on sales and early redemptions of investment securities	(10)	19	96
Net gains on sales of loans held for sale	(72)	(39)	(18)
Net gain on sale of bank-owned properties	—	(583)	—
Loans originated for sale	(3,312)	(3,279)	(2,088)
Proceeds from sales and principal payments from loans held for sale	3,767	2,833	1,982
Increase in accrued interest receivable	(167)	(588)	(391)
Deferred taxes	236	(629)	(357)
Net increase in bank-owned life insurance	(185)	(159)	(133)
(Increase) decrease in other assets	(2,249)	742	609
Increase (decrease) in accrued expenses and other liabilities	226	638	(294)

Net cash provided by operating activities	1,165	2,402	2,559

Investing activities
Purchase of loans	(18,734)	—	—
Increase in loans, net	(14,978)	(20,235)	(19,758)
Decrease (increase) in interest bearing deposits with banks	375	607	(399)
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	48,501	47,062	64,944
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	4,792	918	8,536
Proceeds from sales of investment securities available for sale	3,195	3,725	16,100
Purchases of investment securities available for sale	(38,230)	(57,298)	(87,508)
Purchases of investment securities held to maturity	(5,280)	(15,009)	(10,737)
(Purchases of) proceeds from bank-owned life insurance, net	—	(714)	87
Proceeds from sale of bank-owned properties	—	1,013	—
Purchases of premises and equipment	(302)	(275)	(814)

Net cash used in investing activities	(20,661)	(40,206)	(29,549)

Financing activities
Purchase of deposits	11,016	—	—
Increase in deposits	41,424	29,987	31,566
Increase (decrease) in short-term borrowings	750	(140)	(390)
Proceeds from issuance of long-term debt	5,000	—	—
Decrease in long-term debt	(4,806)	(294)	(2,050)
Proceeds from issuance of common stock	—	—	25
Proceeds from issuance of preferred stock	—	250	8,190
Purchases of treasury stock	(65)	(63)	(36)
Dividends paid on preferred stock	(771)	(731)	(170)
Dividends paid on common stock	(464)	(434)	(402)

Net cash provided by financing activities	52,084	28,575	36,733

Net increase (decrease) in cash and cash equivalents	32,588	(9,229)	9,743

Cash and cash equivalents at beginning of year	12,231	21,460	11,717

Cash and cash equivalents at end of year	$44,819	$12,231	$21,460

Cash paid during the year:
Interest	$14,050	$10,315	$7,417
Income taxes	842	996	531
Non-cash investing activities:
Conversion of long-term debt into preferred stock	—	800	—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of significant accounting policies
The accounting and reporting policies of City National Bancshares Corporation (the “Corporation” or “CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II conform with U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. The following is a summary of the more significant policies and practices.
Business
City National Bancshares Corporation (“the Corporation”), primarily through its subsidiary City National Bank of New Jersey (“CNB”), offers a broad range of lending, leasing, depository and related financial services to individual consumers, businesses and governmental units through ten full-service offices located in New Jersey, Philadelphia, PA, New York City and Long Island, New York. CNB competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.
CNB offers equipment leasing services through its one-third ownership interest in an unconsolidated leasing company.
Principles of consolidation
The financial statements include the accounts of CNBC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Securities to be held for indefinite periods of time but not intended to be held until maturity or on a long-term basis are classified as investment securities available for sale. Securities held for indefinite periods of time include securities that the Corporation intends to use as part of its interest rate sensitivity management strategy and that may be sold in response to changes in interest rates, resultant risk and other factors. Investment securities available for sale are reported at fair market value, with unrealized gains and losses, net of deferred tax, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity. Gains and losses realized from the sales of securities available for sale are determined using the specific identification method. Premiums are amortized and discounts are accreted using the “level yield” method.
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
Loans
Loans are stated at the principal amounts outstanding, net of unearned discount and deferred loan fees. Interest income is accrued as earned, based upon the principal amounts outstanding. Loan origination fees and certain direct loan origination costs, as well as unearned discount, are deferred and recognized over the life of the loan revised for loan prepayments, as an adjustment to the loan’s yield.
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
The Corporation has defined the population of impaired loans to be all nonaccrual loans of $100,000 or more considered by management to be inadequately secured and subject to risk of loss. Impaired loans of $100,000 or more are individually assessed to determine that the loan’s carrying value does not exceed the fair value of the underlying collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage and installment loans, are specifically excluded from the impaired loan portfolio.
Allowance for loan losses
A substantial portion of the Bank’s loans are secured by real estate in New Jersey, particularly within the Newark area. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in market conditions.
The allowance for loan losses is maintained at a level determined adequate to provide for losses inherent in the portfolio. The allowance is increased by provisions charged to operations and recoveries of loans previously charged off and reduced by loan charge-offs. Generally, losses on loans are charged against the allowance for loan losses when it is believed that the collection of all or a portion of the principal balance is unlikely and the collateral is not adequate. The allowance is based on management’s evaluation of the loan portfolio considering current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit and collateral situations.
Management believes that the allowance for loan losses is adequate. While management uses available information to determine the adequacy of the allowance, future additions may be necessary based on changes in economic conditions or subsequent events unforeseen at the time of evaluation.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based on their judgment of information available to them at the time of their examination.
Bank premises and equipment
Premises and equipment are stated at cost less accumulated depreciation based upon estimated useful lives of three to 40 years, computed using the straight-line method. Leasehold improvements, carried at cost, net of accumulated depreciation, are generally amortized over the terms of the leases or the estimated useful lives of the assets, whichever are shorter, using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred, while major replacements and improvements are capitalized. The net asset values of assets retired or disposed of are removed from the asset accounts and any related gains or losses are included in operations.
Other assets
Other assets includes the Bank’s one-third ownership interest in a leasing company. The investment in the unconsolidated investee is carried on the equity method of accounting whereby the carrying value of the investment reflects the Corporation’s initial cost of the investment and the Corporation’s share of the leasing company’s annual net income or loss.
Other real estate owned
Other real estate owned (“OREO”) acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell, net of a valuation allowance. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Operating results, including any future writedowns of OREO, rental income and operating expenses, are included in “Other expenses.”
An allowance for OREO is established through charges to “Other expenses” to maintain properties at the lower of cost or fair value less estimated cost to sell.
Core deposit premiums
The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period, its estimated useful life, and is reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets.” Amortization totaled $197,000 in 2007 and $120,000 in 2006 and 2005, respectively.
Long-term debt
The Corporation has sold $4 million of trust preferred securities through a wholly-owned statutory business trust. The trust has no independent assets or operations and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Corporation. The junior subordinate debentures, which are the sole assets of the trusts, are unsecured obligations of the Corporation and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation.
On December 10, 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), which replaced FIN 46. FIN 46R clarifies the applications of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R required the Corporation to de-consolidate its investments in the trusts recorded as long-term debt.
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
Comprehensive income
SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The required disclosures are included in the Statement of Changes in Stockholders’ Equity.
Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — An Amendment of FASB Statements No. 133 and 140.” The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by the Corporation. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. Final guidance on the SFAS No. 133 Implementation Issue was issued in 2007. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation’s adoption of SFAS No. 155 did not have a significant impact on its financial condition or results of operations.
In March 2006, the FASB issued No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of any entity’s fiscal year, provided the entity has not issued financial statements. The Corporation’s adoption of SFAS No. 156 did not have a significant impact on its financial condition or results of operations.
On July 13, 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the entity has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FASB Interpretation No. 48 resulted in a charge to retained earnings of $188,000 at January 1, 2007.
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
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This standard replaces FASB SFAS No. 141 and provides principles and requirements for how an acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; (2) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation does not expect the adoption of SFAS No. 141 (R) to have a significant impact on its financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (an amendment of ARB No. 51). This standard establishes accounting and reporting standards that require (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified on the face of the consolidated statement of income; (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.
This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Corporation does not expect the adoption of SFAS No. 160 to have a significant impact on its financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available for sale or held to maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply.
Electing the fair value option for an existing held to maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, the Corporation did not early adopt SFAS No.159 and, therefore, adopted the standard as of January 1, 2008. Upon adoption, the Corporation did not elect the fair value option for eligible items that existed as of January 1, 2008.
Reclassifications
Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements in order to conform with the 2007 presentation.
Note 2 Cash and due from banks
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $1,511,000 in 2007 and $1,608,000 in 2006.
Note 3 Federal funds sold and securities purchased under agreements to resell
Federal funds sold averaged $28.2 million during 2007 and $19.6 million in 2006, while the maximum balance outstanding at any month-end during 2007, 2006 and 2005 was $79.5 million, $45 million and $39.1 million, respectively. There were no securities purchased under repurchase agreements in 2007, 2006 or 2005.
Note 4 Investment securities available for sale
The amortized cost and market values at December 31 of investment securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
2007 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$6,860	$198	$226	$6,832
Obligations of U.S. government sponsored entities	10,844	62	11	10,895
Obligations of state and political subdivisions	551	6	—	557
Mortgage-backed securities	74,640	196	563	74,273
Other debt securities	9,618	15	665	8,968
Equity securities:
Marketable securities	646	—	28	618
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,360	—	—	1,360

Total	$104,634	$477	$1,493	$103,618

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
2006 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$2,080	$—	$—	$2,080
Obligations of U.S. government sponsored entities	37,840	11	437	37,414
Obligations of state and political subdivisions	3,395	45	3	3,437
Mortgage-backed securities	64,519	66	1,243	63,342
Other debt securities	7,874	93	108	7,859
Equity securities:
Marketable securities	618	—	32	586
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,285	—	—	1,285

Total	$117,726	$215	$1,823	$116,118

The amortized cost and the market values of investments in debt securities available for sale as of December 31, 2007 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Market
In thousands	Cost	Value

Due within one year:
U.S. Treasury securities and obligations of U.S. government agencies	$3,253	$3,259
Obligations of U.S. government sponsored entities	4,957	4,962
Due after one year but within five years:
Obligations of U.S. government sponsored entities	2,998	3,044
Mortgage-backed securities	3,568	3,526
Obligations of state and political subdivisions	551	557
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	91	91
Mortgage-backed securities	5,965	5,878
Other debt securities	1,000	800
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	3,517	3,483
Obligations of U.S. government sponsored entities	2,889	2,889
Mortgage-backed securities	65,106	64,868
Other debt securities	8,618	8,168

Total debt securities	102,513	101,525
Equity securities	2,121	2,093

Total	$104,634	$103,618

Sales of investment securities available for sale resulted in gross gains of $24,000, $- and $32,000 and gross losses of $14,000, $19,000 and $131,000 in 2007, 2006 and 2005 respectively.
Interest and dividends on investment securities available for sale was as follows:

In thousands	2007	2006	2005

Taxable	$5,187	$4,853	$4,567
Tax-exempt	94	110	67

Total	$5,281	$4,963	$4,634

Investment securities available for sale with a carrying value of $86,809,000 were pledged to secure U.S. government and municipal deposits at December 31, 2007.

Investment securities available for sale which have had continuous unrealized losses as of December 31, are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2007 In thousands	Market Value	Losses	Market Value	Losses	Market Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$4,402	$36	$12,525	$190	$16,927	$226
Obligations of U.S. government sponsored entities	721	11	—	—	721	11
Mortgaged-backed securities	5,272	14	31,353	549	36,625	563
Other debt securities	6,120	429	1,765	236	7,885	665
Equity securities	—	—	646	28	646	28

Total	$16,515	$490	$46,289	$1,003	$62,804	$1,493

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2006 In thousands	Market Value	Losses	Market Value	Losses	Market Value	Losses

Obligations of U.S. government sponsored entities	$13,875	$74	$10,658	$363	$24,533	$437
Mortgaged-backed securities	7,199	39	38,438	1,204	45,637	1,243
Obligations of state and political subdivisions	1,152	3	—	—	1,152	3
Other debt securities	3,426	18	911	90	4,337	108
Equity securities	—	—	586	32	586	32

Total	$25,652	$134	$50,593	$1,689	$76,245	$1,823

The gross unrealized losses set forth above as of December 31, 2007 were attributable primarily to corporate debt securities including seven corporate debt obligations (“CDO’s”) which are comprised of pools of corporate debt, with a carrying value of $7 million and an unrealized loss of $462,000. The market value of these securities has been negatively impacted by losses incurred in the overall CDO market, although the securities in the portfolio are performing and have not been downgraded by the rating agencies.
These securities are included in other debt securities, which also include an investment in the Student Loan Marketing Association (“SLMA”) with a carrying value of $1 million, which had an unrealized loss of $200,000 at December 31, 2007. The value of SLMA securities has been negatively affected by the failure of a leveraged buyout of SLMA, lower earnings and a change in federal legislation that is expected to reduce future earnings. SLMA’s debt has been downgraded but retains investment grade status.
The total unrealized losses attributable to these eight securities totalled $662,000 at December 31, 2007, representing 44.3% of the total unrealized loss in the AFS portfolio.
Management does not believe that any individual unrealized loss as of December 31, 2007 or 2006 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost, including holding the securities until maturity.
Note 5 Investment securities held to maturity
The book and market values as of December 31 of investment securities held to maturity were as follows:

		Gross	Gross
	Book	Unrealized	Unrealized	Market
2007 In thousands	Value	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$14,594	$45	$117	$14,522
Mortgage-backed securities	5,175	25	68	5,132
Obligations of state and political subdivisions	31,665	406	203	31,868
Other debt securities	2,504	47	68	2,483

Total	$53,938	$523	$456	$54,005

		Gross	Gross
	Book	Unrealized	Unrealized	Market
2006 In thousands	Value	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$14,753	$36	$372	$14,417
Obligations of state and political subdivisions	31,042	337	106	31,273
Mortgage-backed securities	5,177	1	151	5,027
Other debt securities	2,508	114	7	2,615

Total	$53,480	$488	$636	$53,332

During 2007, $4 million of callable securities were redeemed by the issuers prior to maturity resulting in gross gains of $1,600, while in 2006 $15,000 of such securities were redeemed resulting in gross gains of $- and $6.7 million were redeemed in 2005 resulting in gross gains of $3,000.
The book value and the market value of investment securities held to maturity as of December 31, 2007 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Book	Market
In thousands	Value	Value

Due after one year but within five years:
Obligations of state and political subdivisions	$5,134	$5,224
Other debt securities	2,004	2,035
Due after five years but within ten years:
Obligations of U.S. government sponsored entities	1,500	1,502
Obligations of state and political subdivisions	14,829	15,026
Mortgage-backed securities	303	308
Due after ten years:
Obligations of U.S. government sponsored entities	13,094	13,019
Obligations of state and political subdivisions	11,702	11,618
Mortgage-backed securities	4,872	4,825
Other debt securities	500	448

Total	$53,938	$54,005

Interest and dividends on investment securities held to maturity was as follows:

In thousands	2007	2006	2005

Taxable	$1,426	$998	$1,140
Tax-exempt	1,279	1,079	625

Total	$2,705	$2,077	$1,765

Investment securities held to maturity with a carrying value of $24,464,000 were pledged to U.S. government and municipal deposit funds at December 31, 2007.

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2007 In thousands	Market Value	Losses	Market Value	Losses	Market Value	Losses

Obligations of U.S. government sponsored entities	$1,784	$4	$6,402	$113	$8,186	$117
Mortgaged-backed securities	—	—	1,935	68	1,935	68
Obligations of state and political sub- divisions	3,248	158	4,294	45	7,542	203
Other debt securities	1,432	68	—	—	1,432	68

Total	$6,464	$230	$12,631	$226	$19,095	$456

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2006 In thousands	Market Value	Losses	Market Value	Losses	Market Value	Losses

Obligations of U.S. government sponsored entities	$4,946	$48	$8,674	$324	$13,620	$372
Obligations of state and political subdivisions	6,969	71	4,547	35	11,516	106
Mortgage-backed securities	1,778	22	3,211	129	4,989	151
Other debt securities	—	—	2,615	7	2,615	7

Total	$13,693	$141	$19,047	$495	$32,740	$636

Management does not believe that any individual unrealized loss as of December 31, 2007 or 2006 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost including holding the securities until maturity.
Note 6 Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands	2007	2006

Commercial	$44,504	$32,572
Real estate	187,447	165,828
Installment	1,061	1,176

Total loans	233,012	199,576
Less:Unearned income	188	292

Loans	$232,824	$199,284

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.
At December 31, nonperforming loans were as follows:

In thousands	2007	2006

Nonaccrual loans	$7,527	$4,734
Loans with interest or principal 90 days or more past due and still accruing	438	1,259

Total nonperforming loans	$7,965	$5,993

The effect of nonaccrual loans on income before taxes is presented below.

In thousands	2007	2006	2005

Interest income foregone	$(465)	$(174)	$(56)
Interest income received	429	296	162

	$(36)	$122	$106

Nonperforming assets are generally well secured by residential and small commercial real estate properties. It is the Bank’s intent to dispose of all other real estate owned (“OREO”) properties at the earliest possible date at or near current market value.
At December 31, 2007 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s loan portfolio is concentrated in first mortgage loans to borrowers in northern New Jersey, particularly within the Newark area, which are secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $1 million at December 31, 2007 while there were no impaired loans at December 31, 2006. The related allocation of the allowance for loan losses amounted to $232,000. The average balance of impaired loans during 2007 and 2006 was $3,000 and $-, respectively. There was no interest income recognized on impaired loans during either 2007 or 2006.
Note 7 Allowance for loan losses
Transactions in the allowance for loan losses are summarized as follows:

In thousands	2007	2006	2005

Balance, January 1	$2,400	$2,165	$2,076
Provision for loan losses	772	279	115
Recoveries of loans previously charged off	34	105	58

	3,206	2,549	2,249
Less: Charge-offs	206	149	84

Balance, December 31	$3,000	$2,400	$2,165

Note 8 Premises and equipment
A summary of premises and equipment at December 31 follows:

In thousands	2007	2006

Land	$329	$329
Premises	1,530	1,530
Furniture and equipment	4,092	3,855
Leasehold improvements	3,315	3,272

Total cost	9,266	8,986
Less: Accumulated depreciation and amortization	5,665	5,257

Total premises and equipment	$3,601	$3,729

Depreciation and amortization expense charged to operations amounted to $430,000, $458,000 and $465,000 in 2007, 2006, and 2005 respectively.
Note 9 Deposits
Deposits at December 31 are presented below.

In thousands	2007	2006

Noninterest bearing demand	$34,543	$36,807

Interest bearing:
Demand	66,276	28,895
Savings	28,149	30,352
Money market	106,571	81,540
Time	159,317	164,822

Total interest bearing deposits	360,313	305,609

Total deposits	$394,856	$342,416

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands	2007	2006

Three months or less	$37,759	$34,850
Over three months but within six months	15,685	26,680
Over six months but within twelve months	8,871	21,680
Over twelve months	19,791	14,311

Total deposits	$82,106	$97,521

Interest expense on certificates of deposits of $100,000 or more was $1,728,000, $1,425,000 and $918,000 in 2007, 2006 and 2006, respectively.

Note 10 Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.

		Average
		Interest		Average	Maximum
		Rate on	Average	Interest	Balance
	Decem-	Decem-	Balance	Rate	at any
	ber 31	ber 31	During	During	Month-
Dollars in thousands	Balance	Balance	the Year	the Year	End

2007
Federal funds purchased	$—	—%	$11	5.53%	$—
Securities sold under repurchase agreements	1,150	.50%	63	.54	2,000
Demand note issued to the U.S. Treasury	—	—	463	4.76	5,216

Total	$1,150	.50%	$537	4.28%	$7,216

2006
Federal funds purchased	$—	—%	$836	5.48%	$10,480
Securities sold under repurchase agreements	400	4.41%	917	5.33	5,854
Demand note issued to the U.S. Treasury	—	—	707	4.70	5,191

Total	$400	4.41%	$2,460	5.20%	$21,525

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $6,393,000. There was no balance outstanding under the note at December 31, 2007 and 2006.
The Corporation had short-term borrowing lines totalling $8 million at December 31, 2007 and 2006 with various correspondent banks which were unused at December 31, 2007 and 2006.
Note 11 Long-term debt
Long-term debt at December 31 is summarized as follows:

In thousands	2007	2006

FHLB convertible advances due from April 7, 2008 through October 4, 2010	$10,200	$11,700
5.00% capital note, due July 1, 2008	100	200
6.00% capital note, due December 28, 2010	300	400
7.00% note, due January 1, 2014	—	106
8.00% capital note, due May 6, 2017	200	200
5.00% senior note, due February 21, 2022	5,000	—
Subordinated debt	4,000	7,000

Total	$19,800	$19,606

Interest is payable quarterly on the FHLB advances. The advances bear fixed interest rates ranging from 3.37% to 6.15% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.
The Corporation had borrowing lines with the Federal Home Loan Bank totaling $57.7 million at December 31, 2007 and $63 million at December 31, 2006, of which $47.5 million and $49 million was used and outstanding at December 31, 2007 and 2006, respectively. These lines may also be utilized for short-term borrowing purposes.
Interest is payable semiannually on the 5.00% capital note with principal payments continuing annually until July 2008.
Interest is payable quarterly on the 6.00% capital note with principal payments commencing annually in December, 2006 and continuing until December, 2010.
Interest is payable on the 8.00% capital note semiannually through May 6, 2017, at which time the entire principal balance is due. The note is then renewable at the option of the Corporation for an additional fifteen years at the prevailing rate of interest.
Interest is payable on the 5.00% senior note quarterly for the first ten years. Interest thereafter is payable quarterly at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan.
As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.
In March 2004, City National Bancshares Corporation issued $4 million of subordinated debentures to an unconsolidated subsidiary trust, based on the current three-month LIBOR rate, plus 2.79%. The rate in effect at December 31, 2007 was 8.37%. The debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.
Scheduled repayments on long-term debt are as follows:

In thousands	Amount

2008	$7,700
2009	1,600
2010	1,300
Thereafter	9,200

Total	$19,800

Note 12 Other operating income and expenses
The following table presents the major components of other operating income and expenses.

In thousands	2007	2006	2005

Other income
Income from off-site ATM’s	$420	$384	$316
Agency fees on commercial loans	328	323	377
Earnings on cash surrender value of life insurance	225	198	179
Gain on sale of bank-owned properties	—	583	—
Undistributed loss from unconsolidated investee	(9)	(335)	(208)
Miscellaneous other income	388	433	416

Total other income	$1,352	$1,586	$1,080

Other expenses
Marketing expense	$447	$359	$397
Data processing	396	378	375
Merchant card charges	334	273	228
Professional fees	264	231	351
Management consulting fees	256	170	127
Credit card loss recovery	—	—	(217)
Miscellaneous other expenses	1,976	1,624	1,719

Total other expenses	$3,673	$3,035	$2,980

Note 13 Income taxes
The components of income tax expense are as follows:

In thousands	2007	2006	2005

Current expense
Federal	$613	$1,103	$922
State	212	269	297

	825	1,372	1,219

Deferred expense (benefit)
Federal	(368)	(552)	(265)
State	(85)	(77)	(92)

	(453)	(629)	(357)

Total income tax expense	$372	$743	$862

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands	2007	2006	2005

Federal income tax at statutory rate	$756	$1,092	$1,087
Increase (decrease) in income tax expense resulting from:
State income tax expense, net of federal benefit	83	127	135
Tax-exempt income	(485)	(465)	(351)
Life insurance	(63)	(54)	(45)
Other, net	81	43	36

Total income tax expense	$372	$743	$862

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands	2007	2006

Deferred tax assets
Unrealized losses on investment securities available for sale	$393	$629
Allowance for loan losses	964	724
Premises and equipment	153	107
Deposit intangible	145	113
Deferred compensation	1,020	887
Deferred income	225	186
Other assets	98	117

Total deferred tax asset	2,998	2,763

Deferred tax liabilities
Investment in partnership	245	348
Other	123	3

Total deferred tax liabilities	368	351

Net deferred tax asset	$2,630	$2,412

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
The Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement Na. 109, “Accounting for income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. As of January 1, 2007 (the date of adoption), the Corporation had unrecognized tax benefits of $385,000 as a result of tax positions taken during prior periods, all of which would affect the Corporation’s effective tax rate if recognized. Accrued estimated penalties and interest on these tax positions were $42,000 at December 31, 2007. Estimated penalties and interest are included in income tax expense. The Corporation’s tax returns are subject to examination by federal tax authorities for the years 2004 through 2006 and by state authorities also for the years 2004 through 2006. The adoption of FASB Interpretation No. 48 resulted in a charge to retained earnings of $188,000 at January 1, 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands

Balance at January 1, 2007	$385
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—

Balance at December 3l, 2007	$385

Note 14 Benefit plans
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $24,000 in 2007, $94,000 in 2006 and $72,000 in 2005. Unused discretionary contribution accruals were used to fund part of the 2007 savings plan contributions.
Bonus plan
The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2007, 2006 and 2005 amounted to $269,000, $189,000, and $333,000, respectively.
Nonqualified benefit plans
The Bank maintains a supplemental executive retirement plan (“SERP”), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $329,000 in 2007, $317,000 in 2006 and $231,000 in 2005. The Bank also has a director retirement plan (“DRIP”). DRIP expense was $44,000 in 2007, $44,000 in 2006 and $56,000 in 2005.
Benefits under both plans are funded through bank-owned life insurance policies. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policies. Such increases are included in “Other income” and totalled $225,000 in 2007, $198,000 in 2006 and $179,000 in 2005, while the related life insurance expense was $36,000 in 2007, $38,000 in 2006 and $46,000 in 2005.
Stock options
No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2007, 2006 and 2005.
Note 15 Preferred stock
The Corporation is authorized to issue noncumulative perpetual preferred stock in one or more series, with no par value. Shares of preferred stock have preference over the Corporation’s common stock with respect to the payment of dividends and liquidation rights. Different series of preferred stock may have different stated or liquidation values as well as different rates. Dividends are paid annually.
Set forth below is a summary of the Corporation’s preferred stock issued and outstanding.

	Year	Dividend	Stated	Number	December 31,
	Issued	Rate	Value	of Shares	2007	2006

Series A	1996	6.00%	$25,000	8	$200,000	$200,000
Series C	1996	8.00	250	108	27,000	27,000
Series D	1997	6.50	250	3,280	820,000	820,000
Series E	2005	6.00	50,000	28	1,400,000	1,400,000
Series F	2005	8.53	7,000,000	7,000	6,790,000	6,790,000
Series E	2006	6.00	50,000	21	1,050,000	1,050,000

					$10,287,000	$10,287,000

Series C & D shares are redeemable at any time at par value, while Series A shares are redeemable at par value plus a premium payable in the event of a change of control.
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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Under this limitation, $3,912,000 was available for the payment of dividends to the parent corporation at December 31, 2007.
Note 17 Net income per common share
The following table presents the computation of net income per common share.

In thousands, except per share data	2007	2006	2005

Net income	$1,867	$2,468	$2,335
Dividends on preferred stock	(771)	(731)	(170)

Net income applicable to basic common shares	1,096	1,737	2,165
Dividends applicable to convertible preferred stock	106	67	52
Net income applicable to diluted common shares	$1,202	$1,804	$2,217

Number of average common shares
Basic	132,306	133,246	133,654

Diluted:
Average common shares outstanding	132,306	133,246	133,654
Average potential dilutive common shares	16,317	10,678	5,857

	148,623	143,924	139,511

Net income per common share
Basic	$8.28	$13.04	$16.20
Diluted	8.09	12.54	15.52
Note 18 Related party transactions
Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2007 and 2006. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.
Total loans to the aforementioned individuals and organizations amounted to $3,484,000 and $3,566,000 at December 31, 2007 and 2006, respectively. The highest amount of such indebtedness during 2007 and 2006 was $3,659,000 and $3,566,000, respectively. During 2007, new loans totalled $350,000 and paydowns totalled $432,000. All related party loans were performing as of December 31, 2007.
Note 19 Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
Because no quoted market price exists for a significant portion of the Corporation’s financial instruments, the fair values of such financial instruments are derived based on the amount and timing of future cash flows, estimated discount rates, as well as management’s best judgment with respect to current economic conditions. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2007 and 2006.
Cash, short-term investments and interest-bearing deposits with banks
These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.
Investment securities
Investment securities are reported at their fair values based on prices obtained from a nationally recognized pricing service.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2007 and 2006. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
Short-term borrowings
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.
Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2007 and 2006.

The following table presents the carrying amounts and fair values of financial instruments at December 31.

	2007		2006
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$44,819	$44,819	$12,231	$12,231
Interest-bearing deposits with banks	278	278	653	653
Investment securities AFS	103,618	103,618	116,118	116,118
Investment securities HTM	53,938	54,005	53,480	53,332
Loans	232,824	233,918	199,284	192,646
Loans held for sale	226	226	609	609
Financial liabilities
Deposits	394,856	376,054	342,416	322,822
Short-term borrowings	1,150	1,150	400	400
Long-term debt	19,800	19,440	19,606	19,458

Note 20 Commitments and contingencies
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
At December 31, 2007 the Bank was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and cost of living. These leases, most of which have renewal provisions, are considered operating leases. Minimum rentals under the terms of these leases for the years 2008 through 2012 are $553,000, $540,000, $264,000, $250,000, and $226,000 respectively. Payments due thereafter total $553,000.
Rental expense under the leases amount to $486,000, $255,000 and $202,000 during 2007, 2006 and 2005 respectively.
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments with credit risk.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis, and the amount of collateral or other security obtained is based on management’s credit evaluation of the customer.
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
At December 31, 2007 and 2006 the Bank had mortgage commitments of $39,451,000 and $41,193,000, unused commercial lines of credit of $39,703,000 and $46,003,000, and $2,004,000 and $832,000 of other loan commitments, respectively. There were $139,000 of financial standby letters of credit outstanding at December 31, 2007 and $122,000 outstanding at December 31, 2006.
The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based on the Bank’s prime lending rate.
Note 22 Parent company information
Condensed financial statements of the parent company only are presented below.
Condensed Balance Sheet

	December 31,
In thousands	2007	2006

Assets
Cash and cash equivalents	$4	$250
Investment in subsidiary	29,173	25,782
Due from subsidiary	9,150	9,890
Other assets	350	122

Total assets	$38,677	$36,044

Liabilities and stockholders’ equity
Other liabilities	$81	$159
Notes payable	5,600	906
Subordinated debt	4,124	7,217

Total liabilities	9,805	8,282
Stockholders’ equity	28,872	27,762

Total liabilities and stockholders’ equity	$38,677	$36,044

Condensed Statement of Income

	Year Ended December 31,
In thousands	2007	2006	2005

Income
Interest income	$13	$7	$3
Dividends from subsidiaries	750	900	850
Interest from subsidiaries	835	1,110	551

Total income	1,598	2,017	1,404

Expenses
Interest expense	756	730	626
Other operating income	—	4	—
Other operating expenses	3	2	3
Net losses on securities transactions	—	—	(32)
Income tax expense (benefit)	36	155	(15)

Total expenses	795	883	582

Income before equity in undis- tributed income of subsidiaries	803	1,134	822
Equity in undistributed income of subsidiaries	1,064	1,334	1,513

Net income	$1,867	$2,468	$2,335

Condensed Statement of Cash Flows

	Year Ended December 31,
In thousands	2007	2006	2005

Operating activities
Net income	$1,867	$2,468	$2,335
Adjustments to reconcile net income to cash used in operating activities:
Net gains on sales of investment securities	—	—	(32)
Equity in undistributed income of subsidiaries	(1,064)	(1,335)	(1,513)
(Increase) decrease in other assets	(228)	49	(113)
(Decrease) increase in other liabilities	(78)	(21)	91

Net cash provided by operating activities	497	1,161	768

Investing activities
Proceeds from sales and maturities of investment securities available for sale including principal payments	—	—	652
Purchases of investment securities available for sale	—	—	(293)
(Increase) decrease in investment in subsidiaries	(1,784)	(2,999)	15
Decrease (increase) in loans to subsidiaries	740	3,300	(8,227)

Net cash (used in) provided by investing activities	(1,044)	301	(7,853)

Financing activities
Decrease in subordinated debt	(3,093)	—	—
Increase in notes payable	4,694	(1,094)	(550)
Proceeds from issuance of preferred stock	—	1,050	8,190
Proceeds from issuance of common stock	—	—	25
Purchases of treasury stock	(65)	(63)	(36)
Dividends paid	(1,235)	(1,165)	(572)

Net cash provided by(used in) financing activities	301	(1,272)	7,057

(Decrease) increase in cash and cash equivalents	(246)	190	(28)
Cash and cash equivalents at beginning of year	250	60	88

Cash and cash equivalents at end of year	$4	$250	$60

Note 23 Regulatory capital requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2007, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.
Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on such bank’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well-capitalized if it has a leverage capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk adjustments and other factors.
Management believes that, as of December 31, 2007 both City National Bancshares and City National Bank meet all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized City National Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed City National Bank’s capital classification.
The following is a summary of City National Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

In thousands	FDIC Requirements
Minimum Capital For Classification
	Bank Actual		Adequacy		as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Leverage (Tier 1) capital	$28,507	6.41%	$11,233	4.00%	$14,041	5.00%
Risk-based capital:
Tier 1	28,507	10.15	11,233	4.00	16,849	6.00
Total	36,672	13.06	22,466	8.00	28,082	10.00
December 31, 2006
Leverage (Tier 1) capital	$25,460	6.38%	$9,753	4.00%	$12,191	5.00%
Risk-based capital:
Tier 1	25,460	10.49	9,753	4.00	14,692	6.00
Total	27,925	11.51	19,505	8.00	24,381	10.00

The Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2007, assuming the Corporation was not allowed to include the trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain “well capitalized.”
The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trust.
Note 24 Summary of quarterly financial information

(unaudited)	2007
Dollars in thousands,	First	Second	Third	Fourth
except per share data	Quarter	Quarter	Quarter	Quarter

Interest income	$6,051	$6,340	$6,646	$6,883
Interest expense	3,332	3,569	3,730	3,602

Net interest income	2,719	2,771	2,916	3,281
Provision for loan losses	225	71	10	466
Net gains on sales of investment securities	—	—	10	—
Other operating income	605	671	672	794
Other operating expenses	2,616	2,810	2,949	3,053

Income before income tax expense	483	561	639	556
Income tax expense	111	77	95	89

Net income	$372	$484	$544	$467

Net income per share- basic	$.37	$2.53	$2.99	$2.41

Net income per share- diluted	$.37	$2.25	$2.66	$2.14

Basic net income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the preferred stock if conversion is deemed dilutive.

(unaudited)	2006
Dollars in thousands,	First	Second	Third	Fourth
except per share data	Quarter	Quarter	Quarter	Quarter

Interest income	$5,202	$5,248	$5,482	$5,717
Interest expense	2,446	2,553	2,696	3,153

Net interest income	2,756	2,695	2,786	2,564
Provision for loan losses	—	49	65	165
Net gains (losses) on sales of investment securities	(16)	—	(3)	—
Other operating income	543	621	570	1,009
Other operating expenses	2,509	2,475	2,518	2,533

Income before income tax expense	774	792	770	875
Income tax expense	186	180	173	204

Net income	$588	$612	$597	$671

Net income per share- basic	$2.28	$3.47	$3.36	$3.78

Net income per share- diluted	$2.28	$3.20	$3.11	$3.30

Note 25. Cumulative adjustment to retained earnings under SEC Staff Accounting Bulletin No. 108
In September 2006, the SEC issued SAB No. 108, which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
As a result of the adoption of SAB No. 108, the Corporation recognized a reduction in other liabilities and an increase in retained earnings of $335,000 as an adjustment of the beginning of the year opening balances for these accounts. The adjustment represented an overaccrual of income tax expense which occurred over several years prior to 2005. Management has concluded that these adjustments are immaterial to prior years’ consolidated financial statements and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
City National Bancshares Corporation:
We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Short Hills, New Jersey
March 28, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants during 2007.
Item 9A Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

Management of the Corporation, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that all material information relating to the Corporation, including all consolidated subsidiaries, required to be filed in this report has been made known to them in a timely manner.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management has conducted an evaluation of the effectiveness of the Corporation’s control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that the internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Corporation to provide only management’s report in this annual report.
(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information.
None.
Part III
Item 10. Directors and Executive Officers of the Registrant
The information required is incorporated herein by reference to the material responsive to such item in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2008.
Item 11. Executive Compensation
The information required is incorporated herein by reference to the material responsive to such item in the Corporation’s Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required is incorporated herein by reference to the material responsive to such item in the Corporation’s Proxy Statement.
Item 13. Certain Relationships and Related Transactions
The information required is incorporated herein by reference to the material responsive to such item in the Corporation’s Proxy Statement.
Part IV
Item 14. Principal Accountant Fees and Services
The information required is incorporated herein by reference to the material responsive to such item in the Corporation’s Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
The following exhibits are incorporated herein by reference or are annexed to this Annual Report:
(a)	The following documents are filed ad part of this report:

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm KPMG, LLP	32
Consolidated Balance Sheets as of December 31, 2007 and 2006	16
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	17
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	18
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	19
Notes to Consolidated Financial Statements	20

(b)	The required exhibits are included as follows:

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit filed with the Corporation’s current report on Form 10-K dated July 10, 1997).

(3)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit (3)(i) to the Corporation’s Current Report on Form 8-K filed on March 4, 2005).

(3)(g)	Amendment to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cummulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) of the Corporation’s Quartely Report on Form10-Q filed on September 30, 2005).

(3)(h)	The Amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3)(i)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(4)(a)	The Debenture Agreements between the Corporation and its Noteholders (incorporated herein by reference to Exhibit (4)(a) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993).

(4)(b)	Indenture dated July 11, 2002 between the Corporation and Wilmington Trust Company (incorporated herein by reference to Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10)(c)	Lease and option Agreement dated May 6, 1995 by and between the RTC and City National Bank of New Jersey (incorporated herein by reference to Exhibit (10)(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(10)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(e)	Secured Promissory Note of the Corporation dated December 28, 2001 payable to National Community Investment Fund in the principal amount of $1,000,000, (incorporated by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(f)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(g)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(h)	Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10)(i)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10)(j)	Guarantee Agreement dated July 11, 2002 from the Corporation in favor of Wilmington Trust Company, as trustee for holders of securities issued by City National Bank of New Jersey Capital Trust 1 (incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10(k)	Amended and Restated Declaration of Trust of City National Bank of New Jersey Capital Trust I, dated July 11, 2002 (incorporated by reference to Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10)(l)	Purchase and Assumption Agreement dated as of March 31, 2004 by and between Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and the Bank. (incorporated by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(m)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated by reference to Exhibit 10(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(n)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Noncummulative Redeemable Preferred Stock (incorporated by reference to Exhibit 10(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(o)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10)(p)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10 (p) to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(11)	Statement regarding computation of per share earnings. The required information is included on page 28.

(12)	Ratios have been computed using the average daily balances of the respective asset, liability and stockholders’ equity accounts.

(13)	Annual Report to security holders for the fiscal year ended December 31, 2007.

(21)	Subsidiaries of the registrant. The required information is included on page 3.

(31)	Certificate of Periodic Report (302).

(32)	Certificate of Periodic Report (906).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
CITY NATIONAL BANCSHARES CORPORATION

By:	/s/ Louis E. Prezeau	By:	/s/ Edward R. Wright

	Louis E. Prezeau		Edward R. Wright
	President and Chief		Chief Financial Officer
	Executive Officer		and Principal Accounting Officer

Date:	March 29, 2008	Date:	March 29, 2008
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

Signature	Title	Date

/s/ Douglas E. Anderson Douglas E. Anderson	Director	March 29, 2008

/s/ Barbara Bell Coleman Barbara Bell Coleman	Director	March 29, 2008

/s/ Eugene Giscombe Eugene Giscombe	Director, Chairperson of the Board	March 29, 2008

/s/ Louis E. Prezeau Louis E. Prezeau	Director, President and Chief Executive Officer	March 29, 2008

/s/ Lemar C. Whigham Lemar C. Whigham	Director	March 29, 2008