Form 10-Q
period 2008-03-31
CITY NATIONAL BANCSHARES CORP
filed 2008-05-12
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 0-11535
CITY NATIONAL BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2434751 (I.R.S. Employer Identification No.)

900 Broad Street, Newark, New Jersey	07102 (Zip Code)
(Address of principal executive offices)
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
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 26, 2007 was approximately $7,208,000.
There were 131,847 shares of common stock outstanding at March 31, 2008.

Index	Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	14

Part II Other Information	14

Item 1. Legal proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	17
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATON
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share data	2008	2007

Assets

Cash and due from banks	$8,774	$22,819
Federal funds sold	5,100	22,000
Interest bearing deposits with banks	5,298	278
Investment securities available for sale	122,910	103,618
Investment securities held to maturity (Market value of $55,786 at March 31, 2008 and $54,005 at December 31,2007 )	55,317	53,938
Loans held for sale	312	226
Loans	246,031	232,824
Less: Allowance for loan losses	3,100	3,000

Net loans	242,931	229,824

Premises and equipment	3,532	3,601
Accrued interest receivable	2,557	2,672
Bank-owned life insurance	5,197	4,928
Other assets	6,823	5,844

Total assets	$458,751	$449,748

Liabilities and Stockholders’ Equity
Deposits:
Demand	$39,739	$34,543
Savings	170,018	200,996
Time	169,414	159,317

Total deposits	379,171	394,856
Accrued expenses and other liabilities	7,626	5,070
Short-term borrowings	400	1,150
Long-term debt	42,300	19,800

Total liabilities	429,497	420,876

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2008 and 2007	200	200
Series C , issued and outstanding 108 shares in 2008 and 2007	27	27
Series D , issued and outstanding 3,280 shares in 2008 and 2007	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2008 and 2007	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2008 and 2007	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2008 and 2007
131,888 shares outstanding in 2008 and 131,987 shares outstanding in 2007	1,345	1,345
Surplus	1,115	1,115
Retained earnings	17,224	16,922
Accumulated other comprehensive loss	(535)	(623)
Treasury stock, at cost - 2,642 and 2,543 common shares in 2008 and 2007, respectively	(182)	(174)

Total stockholders’ equity	29,254	28,872

Total liabilities and stockholders’ equity	$458,751	$449,748

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
Dollars in thousands, except per share data	2008	2007

Interest income
Interest and fees on loans	$4,248	$3,775
Interest on Federal funds sold and securities purchased under agreements to resell	135	252
Interest on deposits with banks	11	14
Interest and dividends on investment securities:
Taxable	1,738	1,660
Tax-exempt	322	350

Total interest income	6,454	6,051

Interest expense
Interest on deposits	2,653	2,990
Interest on short-term borrowings	4	6
Interest on long-term debt	352	336

Total interest expense	3,009	3,332

Net interest income	3,445	2,719
Provision for loan losses	168	225

Net interest income after provision for loan losses	3,277	2,494

Other operating income
Service charges on deposit accounts	351	270
Agency fees on commercial loans	81	63
Other income	241	272
Net gains on sales of investment securities	6	—

Total other operating income	679	605

Other operating expenses
Salaries and other employee benefits	1,605	1,379
Occupancy expense	324	254
Equipment expense	166	139
Data processing expense	78	84
Other expenses	934	760

Total other operating expenses	3,107	2,616

Income before income tax expense	849	483
Income tax expense	184	111

Net income	$665	$372

Net income per common share

Basic	$2.28	$0.37
Diluted	2.28	0.37

Basic average common shares outstanding	131,945	132,738
Diluted average common shares outstanding	131,945	132,738

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In thousands	2008	2007

Operating activities
Net income	$665	$372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	139	107
Provision for loan losses	168	225
Discount accretion of investment securities	(48)	(69)
Amortization of intangible assets	53	38
Net gains on securities transactions	(6)	—
Net gains on sales of loans held for sale	(4)	(32)
Loans originated for sale	(312)	(1,081)
Proceeds from sales and principal payments from loans held for sale	230	1,722
Decrease in accrued interest receivable	115	161
Deferred taxes	70	74
Increase in bank-owned life insurance	(269)	(56)
Increase in other assets	(1,172)	(820)
Increase in accrued expenses and other liabilities	2,556	1,094

Net cash provided by operating activities	2,185	1,735

Investing activities
Purchase of loans	—	(18,734)
(Increase) decrease in loans, net	(13,275)	1,109
Increase in interest-bearing deposits with banks	(5,020)	(30)
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	4,240	15,485
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	6,567	170
Proceeds from sales of investment securities available for sale	—	—
Purchases of investment securities available for sale	(23,317)	(1,203)
Purchases of investment securities held to maturity	(7,949)	(4,280)
Purchases of premises and equipment	(70)	(182)

Net cash used in investing activities	(38,824)	(7,665)

Financing activities
Purchase of deposits	—	11,016
Decrease in deposits	(15,685)	(6,029)
Increase in long-term debt	22,500	4,969
(Decrease) increase in short-term borrowings	(750)	1,080
Purchases of treasury stock	(8)	(10)
Dividends paid on preferred stock	(363)	(323)

Net cash provided by financing activities	5,694	10,703

Net increase in cash and cash equivalents	(30,945)	4,773

Cash and cash equivalents at beginning of period	44,819	12,231

Cash and cash equivalents at end of period	$13,874	$17,004

Cash paid during the year
Interest	$2,959	$2,866
Income taxes	—	230

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
1. Principles of consolidation
The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the “Corporation”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2007 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended
	March 31,
In thousands, except per share data	2008	2007

Net income	$665	$372
Dividends on preferred stock	364	323

Net income applicable to common shares	$301	$49

Number of average common shares
Basic	131,945	132,738
Diluted	131,945	132,738

Net income per common share
Basic	$2.28	$.37
Diluted	2.28	.37
Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both the first quarter of 2008 and 2007, the assumption of the conversion would have been antidilutive.
Annual preferred dividend payments totalling $214,000 and $174,000 were made during the first three months of 2008 and 2007, respectively.
4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income for the three months ended March 31, 2008 and 2007 was $753,000 and $492,000, respectively. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
5. Reclassifications
Certain reclassifications have been made to the 2007 consolidated financial statements in order to conform with the 2008 presentation.

6. Recent accounting pronouncements
On September 15, 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation’s adoption of this standard did not have a significant impact on its financial condition or results of operations.
The Emerging Issues Task Force (“EITF”) approved a Consensus, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in September 2006, which requires that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. As ratified, EITF 06-4 will be effective for fiscal years beginning after December 15, 2007 with early adoption permitted as of the beginning of an entity’s fiscal year. Entities adopting EITF 06-4 would choose between retroactive application to all prior periods or treating the application of the Consensus as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the statement of financial position. Because the Corporation does not provide post-retirement benefits to deferred compensation plan participants, there is no impact on the financial condition or results of operations of the Corporation.
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
7. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at March 31, 2008 by level within the fair value hierarchy. The fair value hierarchy established by SFAS No. 157 prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liability;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,910	$5,249	$114,601	$3,060
Loans held for sale	312	312	—	—

Total assets	$123,222	$5,561	$114,601	$3,060

Total liabilities	$—	$—	$—	$—

The fair value of Level 3 assets at March 31, 2008 was $260,000 less than the related fair value of $3,320,000 at December 31, 2007. All of the reduction was attributable to changes in the unrealized loss on investment securities available for sale.
Investment securities available for sale
For Level 1 and Level 2 investment securities available for sale, quoted prices in active markets for each security were obtained from global third party providers of financial market data. Level 3 securities includes corporate debt obligations for which there are no readily available quoted market values as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – Investments below. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities that are readily marketable and evaluates credit events in underlying collateral.
Loans held for sale
These loans are pre-sold upon origination at their carrying value.
Certain nonfinancial assets and liabilities measured on a recurring and nonrecurring basis include other intangible assets and other nonfinancial long-lived assets. Beginning January 1, 2009 the Corporation will apply the provisions of SFAS No. 157 for these nonfinancial assets and liabilities.
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
Since the end of 2007, the Federal Reserve Bank has reduced the federal funds target rate by 200 basis points, from 4.25% to 2.25% in response to continuing concerns over the effect on the economy of exposure to losses from subprime loan defaults along with the continual deterioration in the housing market and other signs that the country is headed for a recession. Concurrent with these rate reductions, a significant steepening in the yield curve has occurred, generating a positive impact on the Corporation’s earnings.
Financial Condition
At March 31, 2008, total assets rose to $458.8 million from $449.7 million at the end of 2007, while total deposits declined to $379.2 million from $394.9 million. Average assets also rose during the first quarter of 2008, increasing $37.3 million, or 9.2% to $444.5 million from $407.2 million a year earlier. The asset increase occurred primarily in the loan portfolio, funded principally by a reallocation of Federal funds sold.
Federal funds sold
Federal funds sold totalled $5.1 million at March 31, 2008 compared to $22 million at the end of 2007, while the related average balance decreased to $16.5 million in the first quarter of 2008 from $19.6 million for the first quarter of 2007. Both changes resulted from a reallocation into the loan portfolio.
Investments
The investment securities available for sale (“AFS”) portfolio rose to $122.9 million at March 31, 2008 from $103.6 million at the end of 2007, while the net related unrealized loss, net of tax declined to $535,000 from $623,000 at the end of 2007. The increase in the portfolio resulted from $24 million in leveraged transactions that were completed in March 2008. The Bank purchased $24 million in various investment securities consisting primarily of agency mortgage-backed securities with funding from Federal Home Loan Bank advances, with closely matched durations. These leveraged transaction opportunities were made possible by the steep yield curve. Investments held to maturity (“HTM”) rose slightly to $55.3 million at March 31, 2008 from $53.9 million at the end of 2007.
Included in the AFS portfolio are eight corporate debt obligations (“CDO’s”) that are comprised of pools of corporate debt that have a book value of $7.2 million and an unrealized loss of $1.2 million. All of these securities have a minimum “A” rating by Standard & Poors.
The market value of these securities has been negatively impacted by losses incurred in the overall CDO market, although the securities in the portfolio are performing and have not been downgraded by the rating agencies. The Bank also holds a corporate note issued by the Student Loan Marketing Association (“SLMA”) with a carrying value of $1 million, which had an unrealized loss of $234,000 at March 31, 2008. The value of SLMA securities has been negatively affected by the failure of a leveraged buyout of SLMA, lower earnings and a change in federal legislation that is expected to reduce future earnings. SLMA’s debt has been downgraded but retains investment grade status and continues to perform.
Management does not believe that any individual unrealized losses as of March 31, 2008 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost, including holding the securities until maturity.
Loans
Loans rose to $246 million at March 31, 2008 from $232.8 million at December 31, 2007, while average loans increased 16.7% to $238.7 million for the first three months of 2008 from $204.5 million in the first three months of 2007. The increases occurred in the commercial real estate portfolio, which comprises most of the Corporation’s loan portfolio. The

Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio and expects this trend to continue.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months
	Ended March 31,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$3,000	$2,400
Provision for loan losses	168	225
Recoveries of previous charge-offs	6	2

	3,174	2,627
Less: Charge-offs	74	127

Balance at end of period	$3,100	$2,500

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

	March 31,	December 31,	March 31,
	2008	2007	2007

Allowance for loan losses as a percentage of:
Total loans	1.26%	1.29%	1.15%
Total nonperforming loans	38.23%	37.67%	39.35%
Total nonperforming assets (nonperforming loans and OREO)	38.23%	37.67%	39.35%
Net charge-offs as a percentage of average loans (year-to-date)	.03%	.08%	.06%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Loans past due 90 days or more and still accruing
Commercial	$—	$43	$10
Real estate	697	377	607
Installment	22	18	—

Total	719	438	617

Nonaccrual loans
Commercial	1,995	1,996	841
Real estate	5,360	5,485	4,854
Installment	35	45	41

Total	7,390	7,526	5,736

Total nonperforming loans	$8,109	$7,964	$6,353

Nonperforming loans rose slightly to $8.1 million at March 31, 2008 from $8 million at December 31, 2007 due primarily to an increase in commercial real estate loans past due 90 days or more and still accruing, while the level of nonaccrual loans declined slightly. Impaired loans for the three months ended March 31, 2008 totalled $1.3 million at March 31, 2008, unchanged from year-end 2007. The average balance of impaired loans for the 2008 first quarter was $1.3 million, while there were no impaired loans during the first quarter of 2007.
Nonaccrual mortgage loans includes $4 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy. In the opinion of management, all of those loans appear to be well-secured by real estate collateral.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at March 31, 2008 and December 31, 2007. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.
While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Total deposits decreased to $379.2 million at March 31, 2008 from $394.9 million at the end of 2007, while average deposits rose 8.2%, to $380.3 million for the first three months of 2008 from $351.5 million for the first three months of 2007. The deposits acquired in the branch acquisition contributed to the average balance increase, while lower municipal and nonprofit deposit account balances caused the quarter-end decline.
Total noninterest bearing demand deposits rose to $39.7 million at March 31, 2008 from $34.5 million at the end of 2007, while average demand deposits for the first three months of 2008 declined slightly, to $38.8 million from $39.8 million for the first three months of 2007.
Money market deposit accounts declined to $100 million at March 31, 2008 from $106.6 at the end of 2007, while the related average balance rose to $102.8 million for the first three months of 2008 from $86 million in the same period of 2007. The changes resulted from changes in municipal account balances.
NOW account balances fell to $42.1 million at March 31, 2008 compared to $66.3 million at the end of 2007, and averaged $46.7 million for the first three months of 2008 compared to $36.8 million for the first three months of 2007. The changes occurred due to the activity in a few large municipal deposit accounts.
Passbook and statement savings accounts totalled $27.9 million at March 31, 2008 compared to $28.1 million at December 31, 2007 and averaged $28 million for the first three months of 2008, down from $30.6 million for the same period in 2007. Both declines resulted from the movement of account balances into higher earning deposit products.
Time deposits totalled $169.4 million at March 31, 2008 compared to $159.3 million at December 31, 2007, while average time deposits rose to $163.9 million for the first three months of 2008 from $158.2 million for the similar 2007 period. Most of the increases resulted from higher municipal account balances.
Short-term borrowings
Short-term borrowings at the end of the first quarter of 2008 declined to $400,000 compared to $1.2 million at December 31, 2007, while the related average balances were $620,000 for the first three months of 2008 compared to $533,000 for the first three months of 2007. The changes resulted primarily from changes in U.S. Treasury tax and loan note option account balances.

Long-term debt
Long-term debt rose from $19.8 million at December 31, 2007 to $42.3 million at March 31, 2008, while the related average balance was $21.7 million for the first three months of 2007 compared to $28.8 million for the same period in 2008. The increases resulted from the addition of Federal Home Loan Bank advances used to fund investment purchases.
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
At March 31, 2008, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 7.35%, 10.79% and 13.61%, respectively, while the Bank’s ratios were 6.50%, 9.55% and 12.29%.
The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2008, assuming the Corporation was not allowed to include the $4 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain “well capitalized.
Results of Operations
Net income rose 78.8% to $665,000 for the first quarter of 2008 from $372,000 for the same 2007 period. Related earnings per share on a diluted basis were $2.28 and $.37. The increase in earnings was attributable to 26.7% rise in net interest income, caused in turn by the drop in interest rates along with the steepening of the yield curve. The Corporation had been positioning its interest rate risk profile during 2007 in expectation of a decline in rates. An 18.8% increase in non-interest expense, caused primarily by the additional costs associated with a branch acquisition in March, 2007 partially offset this increase.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income rose 24.6% to $3,611,000 in the first quarter of 2008 from $2,899,000 in 2007, while the related net interest margin rose 41 basis points, to 3.43% from 3.02%. The lower interest rate environment combined with a steepened yield curve contributed to the growth in net interest income.
Interest income on a FTE basis increased 6.5%, to $6.6 million for the first quarter of 2008 compared to $6.2 million in the similar 2007 quarter primarily due to an 11.7% increase in earning assets, more than offsetting a decrease in the yield on interest earning assets from 6.50% to 6.28%. The increase in earning assets occurred primarily in the loan portfolio.
Interest income from Federal funds sold for the first quarter of 2008 declined 46.4%, due to both a lower average balance and a reduction in the related yield from 5.23% to 3.29%.
Interest income on taxable investment securities was 4.7% higher in the first quarter of 2008 due both to a higher average rate, which rose from 5.14% to 5.18% and a higher average balance. Tax-exempt income was slightly lower due to decreased volume.
Interest income on loans rose 12.5% due to higher loan volume partially offset by a lower average rate earned, which declined from 7.49% to 7.14%. Total loans averaged $238.7 million for the first quarter of 2008 compared to $204.5 million a year earlier, an increase of 16.7%. The most significant increase occurred in the commercial real estate portfolio.
Interest expense fell 9.7% in the first quarter of 2008, as the average rate paid on interest bearing liabilities declined by 80 basis points, from 4.05% to 3.25%. This decline was due to the lower rates paid on all interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which comprised 30.2% of total average deposits for the 2008 first quarter. Even though these balances averaged 19.5% more than in 2007, the average rate paid declined from 4.28% to 2.44%, resulting in a reduction in related interest expense from $909,000 to $624,000.
Provision for loan losses
The provision declined in the first quarter of 2008 to $168,000 from $225,000 for the similar quarter in 2007 reflecting lower charge-offs in 2008.
Other operating income
Other operating income, including the results of investment securities transactions, rose by 12.2% to $679,000 in the first quarter of 2008 compared to $605,000 for the similar 2007 period. Contributing to the increase were higher overdraft fees resulting from the implementation of an overdraft protection program, along with increased agency fees on commercial loans and an increase in earnings from an unconsolidated leasing company in which the Bank owns a minority interest.
Other operating expenses
Other operating expenses rose 18.8% in the first quarter of 2008 to $3.1 million from $2.6 million in the first quarter of 2007, due primarily to the added costs associated with the branch acquisition, along with sharply higher merchant card charges, loan collection fees and FDIC insurance expense.
Income tax expense
Income tax expense as a percentage of pretax income was 21.7% in the first quarter of 2008, relatively unchanged compared to 23% in the first quarter of 2007.
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
The major contribution during the first quarter of 2008 from operating activities to the Corporation’s liquidity came from the sale of residential mortgage loans in the secondary market while the highest use of cash was for the origination of such loans. Net cash used in investing activities was primarily for purchases of investments available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the issuance of long-term debt, while the most significant use of funds was an outflow of deposits.
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
Based on the results of the most recent interest simulation model, the Corporation is more sensitive in a rates-up environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 8.1%; if rates decreased 200 basis points, net interest income would decline by .4%. Accordingly, the Corporation is more liability- sensitive since the interest rate risk is greater in a rising rate environment.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2007 Annual Report to Stockholders. There have been no material changes in the risk factors since December 31, 2007.
Item 6. Exhibits
(a) Exhibits
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
(3)(f) Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).
(3)(g) Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
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
(10)(l) Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
(10)(m) Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
(10)(n) Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
(10)(o) Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).
(10)(p) Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).
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
(c) Reports on Form 8-K.
      No reports on Form 8-K were filed during the quarter ended March 31, 2008.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

May 12, 2008	/s/ Edward R. Wright

Edward R. Wright
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)