Form 10-Q
period 2008-06-30
CITY NATIONAL BANCSHARES CORP
filed 2008-08-13
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $7,190,000.
There were 131,692 shares of common stock outstanding at June 30, 2008.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share data	2008	2007

Assets

Cash and due from banks	$9,526	$22,819
Federal funds sold	540	22,000
Interest bearing deposits with banks	217	278
Investment securities available for sale	113,500	103,618
Investment securities held to maturity (Market value of $56,675 at June 30, 2008 and $54,005 at December 31,2007 )	57,256	53,938
Loans held for sale	—	226
Loans	251,852	232,824
Less: Allowance for loan losses	3,350	3,000

Net loans	248,502	229,824

Premises and equipment	3,466	3,601
Accrued interest receivable	2,732	2,672
Bank-owned life insurance	5,240	4,928
Other assets	7,116	5,844

Total assets	$448,095	$449,748

Liabilities and Stockholders’ Equity
Deposits:
Demand	$35,272	$34,543
Savings	163,547	200,996
Time	172,227	159,317

Total deposits	371,046	394,856
Accrued expenses and other liabilities	6,290	5,070
Short-term borrowings	7,070	1,150
Long-term debt	35,800	19,800

Total liabilities	420,206	420,876

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2008 and 2007	200	200
Series C , issued and outstanding 108 shares in 2008 and 2007	27	27
Series D , issued and outstanding 3,280 shares in 2008 and 2007	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2008 and 2007	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2008 and 2007	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2008 and 2007 131,692 shares outstanding in 2008 and 131,987 shares outstanding in 2007	1,345	1,345
Surplus	1,115	1,115
Retained earnings	17,300	16,922
Accumulated other comprehensive loss	(1,958)	(623)
Treasury stock, at cost - 2,838 and 2,543 common shares in 2008 and 2007, respectively	(200)	(174)

Total stockholders’ equity	27,889	28,872

Total liabilities and stockholders’ equity	$448,095	$449,748

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands, except per share data	2008	2007	2008	2007

Interest income
Interest and fees on loans	$4,138	$4,039	$8,386	$7,814
Interest on Federal funds sold and securities purchased under agreements to resell	39	301	174	553
Interest on deposits with banks	5	12	16	26
Interest and dividends on investment securities:
Taxable	1,838	1,631	3,576	3,291
Tax-exempt	321	357	643	707

Total interest income	6,341	6,340	12,795	12,391

Interest expense
Interest on deposits	2,297	3,188	4,950	6,178
Interest on short-term borrowings	11	6	15	12
Interest on long-term debt	345	375	697	711

Total interest expense	2,653	3,569	5,662	6,901

Net interest income	3,688	2,771	7,133	5,490
Provision for loan losses	265	71	433	296

Net interest income after provision for loan losses	3,423	2,700	6,700	5,194

Other operating income
Service charges on deposit accounts	335	334	686	604
Agency fees on commercial loans	93	114	174	177
Other income	330	223	571	495
Net losses on sales of investment securities	(50)	—	(44)	—

Total other operating income	708	671	1,387	1,276

Other operating expenses
Salaries and other employee benefits	1,683	1,521	3,288	2,900
Occupancy expense	301	313	625	567
Equipment expense	157	137	323	276
Data processing expense	55	81	133	165
Other expenses	978	758	1,912	1,518

Total other operating expenses	3,174	2,810	6,281	5,426

Income before income tax expense	957	561	1,806	1,044
Income tax expense	257	77	441	188

Net income	$700	$484	$1,365	$856

Net income per common share

Basic	$4.18	$2.52	$6.46	$2.89
Diluted	3.72	2.25	6.46	2.89

Basic average common shares outstanding	131,793	132,470	131,869	132,605
Diluted average common shares outstanding	148,110	148,787	131,869	132,605

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
Dollars in thousands	2008	2007

Operating activities
Net income	$1,365	$856
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	259	215
Provision for loan losses	433	296
Discount accretion on investment securities	(69)	(143)
Amortization of intangible assets	106	91
Net losses on securities transactions	43	—
Net gains on sales of loans held for sale	(10)	(32)
Loans originated for sale	(312)	(1,906)
Proceeds from sales and principal payments from loans held for sale	548	1,722
Increase in accrued interest receivable	(60)	(91)
Deferred taxes	(826)	(372)
Net increase in bank-owned life insurance	(312)	(100)
(Decrease) increase in other assets	274	(1,545)
Increase in accrued expenses and other liabilities	1,220	986

Net cash (used) provided by operating activities	2,659	(23)

Investing activities
Purchase of loans	—	(18,734)
Increase in loans, net	(19,111)	(4,745)
Decrease (increase) in interest bearing deposits with banks	61	(17)
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	14,385	28,110
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	8,448	341
Proceeds from sales of investment securities available for sale	4,698	264
Purchases of investment securities available for sale	(31,086)	(11,989)
Purchases of investment securities held to maturity	(11,780)	(4,280)
Purchases of premises and equipment	(124)	(232)

Net cash used in investing activities	(34,509)	(11,282)

Financing activities
Purchase of deposits	—	11,016
Decrease in deposits	(23,810)	(7,536)
Increase in short-term borrowings	5,920	740
Increase in long-term debt	16,000	4,938
Purchases of treasury stock	(26)	(56)
Dividends paid on preferred stock	(513)	(473)
Dividends paid on common stock	(474)	(463)

Net cash provided (used) by financing activities	(2,903)	8,166

Net decrease cash and cash equivalents	(34,753)	(3,139)

Cash and cash equivalents at beginning of period	44,819	12,231

Cash and cash equivalents at end of period	$10,066	$9,092

Cash paid during the year
Interest	$1,481	$6,464
Income taxes	902	662
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2008	2007	2008	2007

Net income	$700	$484	$1,365	$856
Dividends declared on preferred stock	149	149	513	472

Net income applicable to basic common shares	551	335	852	384
Dividends applicable to convertible preferred stock	—	—	147	106

Net income applicable to diluted common shares	$551	$335	$999	$490

Number of average common shares
Basic	131,793	132,470	131,869	132,605

Diluted	148,110	148,787	131,869	132,605

Net income per common share
Basic	$4.18	$2.52	$6.46	$2.89
Diluted	3.72	2.25	6.46	2.89
Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both the first half of 2008 and 2007, the assumption of the conversion would have been antidilutive.
Preferred dividend payments totalling $214,000 and $174,000 were made during the first half of 2008 and 2007, respectively that apply to the entire year.
4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income (loss) for the three months ended June 30, 2008 and 2007 was $(723,000) and $(217,000), respectively and for the six months ended June 30, 2008 and 2007 was $30,000 and $275,000, respectively. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
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
In June 2007, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, amending SFAS No. 133. This standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008. The Corporation does not expect the adoption of SFAS No. 160 to have a significant impact on its financial condition or results of operations.
7. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at June 30, 2008 by level within the fair value hierarchy. The fair value hierarchy established by SFAS No. 157 prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 — Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liability;
Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$113,500	$4,883	$106,682	$1,935
Loans held for sale	—	—	—	—

Total assets	$113,500	$4,883	$106,682	$1,935

Total liabilities	$—	$—	$—	$—

The fair value of Level 3 assets at June 30, 2008 was $478,000 less than the related fair value of $2,413,000 at December 31, 2007. All of the reduction was attributable to changes in the unrealized loss on two investment securities available for sale, both of which are collateralized debt obligations.
Investment securities available for sale For Level 1 and Level 2 investment securities available for sale, quoted prices in active markets for each security were obtained from global third party providers of financial market data. Level 3 securities includes corporate debt obligations for which there are no readily available quoted market values as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Investments below. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities that are readily marketable and evaluates credit events in underlying collateral.
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
Since the end of 2007, the Federal Reserve Bank has reduced the federal funds target rate by 225 basis points, from 4.25% to 2% in response to continuing concerns over the effect on the economy of exposure to losses from subprime loan defaults along with the continual deterioration in the housing market and other signs that the country is headed for a recession. Concurrent with these rate reductions, a significant steepening in the yield curve has occurred, generating a positive impact on the Corporation’s earnings.
Financial Condition
At June 30, 2008, total assets declined slightly to $448.1 million from $449.7 million at the end of 2007, while total deposits fell to $371 million from $394.9 million. Average assets rose during the first half of 2008, increasing $34 million, or 8.2% to $448.9 million from $414.9 million a year earlier. The asset increase occurred primarily in the loan portfolio, funded principally by a reallocation of Federal funds sold along with higher deposit balances.
Federal funds sold
Federal funds sold totalled $540,000 at June 30, 2008 compared to $22 million at the end of 2007, while the related average balance decreased to $12.1 million in the first half of 2008 from $21.4 million for the first half of 2007. Both changes resulted from a reallocation into the loan portfolio.
Investments
The investment securities available for sale (“AFS”) portfolio rose to $113.5 million at June 30, 2008 from $103.6 million at the end of 2007, while the net related unrealized loss, net of tax rose to $2 million from $623,000 at the end of 2007. The increase in the portfolio resulted from leveraged transactions made during the first half of 2008. The Bank purchased various investment securities consisting primarily of agency mortgage-backed securities with funding from Federal Home Loan Bank advances, with closely matched durations. These leveraged transaction opportunities were made possible by the steep yield curve.
Investments held to maturity (“HTM”) rose slightly to $57.3 million at June 30, 2008 from $53.9 million at the end of 2007. The increase resulted from the purchase of long-term fixed-rated corporate securities.
Included in the AFS portfolio are four collateralized debt obligations (“CDO’s”) that are comprised of pools of trust preferred securities issued primarily by banks that have a book value of $3.7 million and an unrealized loss of $917,000 compared to $270,000 at the end of 2007. All of these securities have a minimum “A3” rating by Moody’s and all continue to perform. The market value of these securities has been negatively impacted by losses incurred in the overall CDO market, although the securities in the portfolio are performing and still maintain an investment grade rating. At June 30, 2008 all of these securities have projected cash flows in excess of future contractual principal and interest payments. In addition, the Bank owns four trust preferred securities issued by individual banks with a carrying value of $3.4 million and an unrealized loss of $698,000 compared to $192,000 at the end of 2007. The securities are current as to the payment of interest and are investment grade.

The Bank also holds a corporate note issued by the Student Loan Marketing Association (“SLMA”) with a carrying value of $1 million, which had an unrealized loss of $248,000 at June 30, 2008. The value of SLMA securities has been negatively affected by the failure of a leveraged buyout of SLMA, lower earnings and a change in federal legislation that is expected to reduce future earnings. SLMA’s debt has been downgraded but retains investment grade status and continues to perform.
Management does not believe that any individual unrealized losses as of June 30, 2008 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost, including holding the securities until maturity.
Loans
Loans rose to $251.9 million at June 30, 2008 from $232.8 million at December 31, 2007, while average loans increased 14.2% to $242.3 million for the first half of 2008 from $212.1 million in the first half of 2007. The increases occurred in the commercial real estate portfolio, which comprises most of the Corporation’s loan portfolio. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio and expects this trend to continue.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$3,100	$2,500	$3,000	$2,400
Provision for loan losses	265	71	433	296
Recoveries of previous charge-offs	—	29	6	31

	3,365	2,600	3,439	2,727
Less: Charge-offs	15	—	89	127

Balance at end of period	$3,350	$2,600	$3,350	$2,600

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. The provision for loan losses rose substantially in both the second quarter and first half of 2008 due to collectibility concerns regarding an impaired loan while net loan charge-offs remained nominal.

	June 30,	December 31,	June 30,
	2008	2007	2007

Allowance for loan losses as a percentage of:
Total loans	1.33%	1.29%	1.17%
Total nonperforming loans	32.82%	37.67%	31.37%
Total nonperforming assets (nonperforming loans and OREO)	32.82%	37.67%	31.37%

Net charge-offs as a percentage of average loans (year-to-date)	.03%	.08%	.05%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Loans past due 90 days or more and still accruing
Commercial	$69	$43	$—
Real estate	2,436	377	902
Installment	4	18	28

Total	2,509	438	930

Nonaccrual loans
Commercial	2,293	1,996	1,474
Real estate	5,383	5,485	5,839
Installment	21	45	45

Total	7,697	7,526	7,538

Total nonperforming loans	$10,206	$7,964	$8,288

Nonperforming loans rose to $10.2 million at June 30, 2008 from $8 million at December 31, 2007 due primarily to an increase in commercial real estate loans past due 90 days or more and still accruing, while the level of nonaccrual loans increased slightly. Impaired loans totalled $1.3 million at June 30, 2008, unchanged from year-end 2007 and March 31, 2008. The average balance of impaired loans for the 2008 second quarter and first half was $1.3 million, while there were no impaired loans during the second quarter or first half of 2007.
Nonperforming mortgage loans includes $4.9 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy. Such loans located in the State of New York may require significantly longer to collect because approval is required by the state of New York before the underlying property may be encumbered. In the opinion of management, all of those loans appear to be well-secured by real estate collateral.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at June 30, 2008 and December 31, 2007. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit.
While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Total deposits fell 6% to $371 million at June 30, 2008 from $394.9 million at the end of 2007, while average deposits rose 6%, to $380.6 million for the first six months of 2008 from $358.3 million for the first six months of 2007. The deposits acquired in a March 2007 branch acquisition contributed to the average balance increase, while lower municipal and nonprofit deposit account balances caused the quarter-end decline.
Total noninterest bearing demand deposits rose slightly, to $35.3 million at June 30, 2008 from $34.5 million at the end of 2007, while average demand deposits of $39.2 million for the first six months of 2008 remained unchanged from the first six months of 2007.
Money market deposit accounts declined to $98.1 million at June 30, 2008 from $106.6 at the end of 2007, while the related average balance rose to $96.4 million for the first six months of 2008 from $89 million in the same period of 2007. The changes resulted from changes in municipal account balances.
Interest bearing demand deposit account balances fell to $38.6 million at June 30, 2008 compared to $66.3 million at the end of 2007, and averaged $48.8 million for the first six months of 2008 compared to $39 million for the first six months of 2007. Theses changes occurred due to the activity in a few large municipal deposit accounts.

Passbook and statement savings accounts totalled $26.8 million at June 30, 2008 compared to $28.1 million at December 31, 2007 and averaged $27.8 million for the first six months of 2008, down from $30.6 million for the same period in 2007. Both declines resulted from the movement of account balances into higher earning deposit products.
Time deposits totalled $172.2 million at June 30, 2008 compared to $159.3 million at December 31, 2007, while average time deposits rose to $168.4 million for the first six months of 2008 from $160.5 million for the similar 2007 period. Most of the increases resulted from higher municipal account balances.
Short-term borrowings
Short-term borrowings rose to $7.1 million at the end of the second quarter of 2008 compared to $1.2 million at December 31, 2007, while the related average balances were $1.4 million for the first six months of 2008 compared to $552,000 for the first six months of 2007. The changes resulted primarily from higher Federal funds purchased balances.
Long-term debt
Long-term debt rose from $19.8 million at December 31, 2007 to $35.8 million at June 30, 2008, while the related average balance was $32.7 million for the first half of 2008 compared to $23.2 million for the same period in 2007. The increases resulted from the addition of Federal Home Loan Bank advances used to fund leveraged investment purchases.
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
At June 30, 2008, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 7.21%, 10.84% and 13.74%, respectively, while the Bank’s ratios were 6.42%, 9.65% and 12.48%.
The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2008, assuming the Corporation was not allowed to include the $4 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain “well capitalized.
Results of Operations
Net income rose 44.6% to $700,000 for the second quarter of 2008 from $484,000 for the same 2007 period. Related earnings per share on a diluted basis were $3.72 and $2.25. For the first half of 2008, net income grew 59.5% to $1.4 million from $856,000 for the same 2007 period. Related earnings per share on a diluted basis were $6.46 and $2.89. The improved earnings performance was attributable to a higher net interest margin resulting from the continued short-term interest rate environment coupled with the steep yield curve.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income rose 27.5% to $7,465,000 in the first half of 2008 from $5,854,000 in 2007, while the related net interest margin increased 49 basis points, to 3.48% from 2.99%. Both improvements resulted from the continued short-term interest rate environment coupled with the steep yield curve.
Interest income on a FTE basis increased 2.9% in the first half of 2008, primarily due to an 8.1% increase in earning assets, more than offsetting a decrease in the related yield from 6.50% to 6.13%.
Interest income from Federal funds sold declined due to both a lower average balance and a reduction in the related yield from 5.22% to 2.88%.

Interest income on taxable investment securities was 8.7% higher in the first half of 2008 due to a higher average balance, partially offset by a lower average rate, which declined from 5.20% to 5.09%. Tax-exempt income was slightly lower due primarily to decreased volume.
Interest income on loans rose 7.3% due to higher loan volume partially offset by a lower average rate earned, which declined from 7.43% to 6.92%.
Interest expense fell 18% in the first half of 2008, as the average rate paid to fund interest earning assets declined 141 basis points, from 4.06 to 2.65%. This decline was due to the lower rates paid on all interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which comprised 25.3% of total average deposits for the 2008 first half. Even though these balances averaged 8.3% more than in 2007, the average rate paid declined from 4.24% to 2.20%, resulting in a reduction in related interest expense from $1,871,000 to $1,058,000. Also contributing to the expense was the repayment of $7.5 million of advances during the second quarter of 2008 with an average rate of 5.63%.
Provision for loan losses
The provision rose in the second quarter of 2008 to $265,000 from $71,000 for the similar quarter in 2007, and increased to $433,000 in the first half of 2008 from $296,000 in the comparable 2007 period. The increases occurred due to increased nonperforming loans along with growth in the loan portfolio.
Other operating income
Other operating income, including the results of investment securities transactions, rose by 5.5% to $708,000 in the second quarter of 2008 compared to $671,000 in the similar 2007 period, while such income increased by 8.7% to $1,387,000 for the first half of 2008 compared to $1,276,000 in the year-earlier period. The second quarter increase resulted from an increase in earnings from an unconsolidated leasing company in which the Bank owns a minority interest while the first half increase occurred due to higher overdraft fees due to the implementation of an overdraft protection program and the higher earnings from the unconsolidated subsidiary.
Other operating expenses
Other operating expenses rose 13% in the second quarter of 2008 to $3,174,000 from $2,810,000 in the second quarter of 2007 due primarily to significantly higher FDIC insurance expense along with higher merchant card charges. For the first half of 2008, other operating expenses rose 15.8% to $6,281,000 from $5,426,000 a year earlier primarily for the same reasons, along with higher marketing expense.
Income tax expense
Income tax expense as a percentage of pretax income was 26.9% in the second quarter of 2008 compared to 13.7% in the second quarter of 2007. For the first half of 2008, the percentage was 24.4% compared to 18% a year earlier. The higher effective rates resulted from the increase in taxable income.
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

The major contribution during the first half of 2008 from operating activities to the Corporation’s liquidity came from net income while the highest use of cash was for the origination of residential mortgage loans available for sale and an increase in bank-owned life insurance. Net cash used in investing activities was primarily for purchases of investments available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the issuance of long-term debt, while the most significant use of funds was an outflow of deposits.
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
Based on the results of the most recent interest simulation model, the Corporation is more sensitive in a rates-up environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 7.5%; if rates decreased 200 basis points, net interest income would decline by 2.3%. Accordingly, the Corporation is more liability-sensitive since the interest rate risk is greater in a rising rate environment. Management expects to implement changes in the composition of its investment portfolio and interest bearing liabilities during the second half of 2008 to mitigate this risk.
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
Item 4. Submission for Matters to a Vote of Security Holders
a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 22, 2008. The stockholders voted upon the election of three directors, named in the proxy statement, to serve as directors of the Corporation for three years. All directors were elected. Stockholders also voted to ratify KPMG LLP as independent registered public accountants for the fiscal year ended December 31, 2008.
Item 6. Exhibits

(a)  Exhibits

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).
(3)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3)(h)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3)(i)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(f)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(g)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(h)	Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10)(i)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10)(l)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(m)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(n)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(o)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10)(p)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(11)	Statement regarding computation of per share earnings. The required information is included on page 6.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C.Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
(c) Reports on Form 8-K.
     No reports on Form 8-K were filed during the quarter ended June 30, 2008.
     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION (Registrant)
August 13, 2008	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)