Form 10-Q
period 2008-09-30
CITY NATIONAL BANCSHARES CORP
filed 2008-11-14
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☐   No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2008 was approximately $5,580,000.
There were 131,474 shares of common stock outstanding at October 13, 2008.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share data	2008	2007

Assets

Cash and due from banks	$7,540	$22,819
Federal funds sold	6,040	22,000
Interest bearing deposits with banks	205	278
Investment securities available for sale	123,843	103,618
Investment securities held to maturity (Market value of $55,225 at September 30, 2008 and $54,005 at December 31,2007)	55,979	53,938
Loans held for sale	189	226
Loans	263,053	232,824
Less: Allowance for loan losses	3,350	3,000

Net loans	259,703	229,824

Premises and equipment	3,357	3,601
Accrued interest receivable	2,722	2,672
Bank-owned life insurance	5,297	4,928
Other assets	6,908	5,844

Total assets	$471,783	$449,748

Liabilities and Stockholders’ Equity
Deposits:
Demand	$43,190	$34,543
Savings	152,932	200,996
Time	198,234	159,317

Total deposits	394,356	394,856
Accrued expenses and other liabilities	4,610	5,070
Short-term borrowings	1,150	1,150
Long-term debt	44,700	19,800

Total liabilities	444,816	420,876

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2008 and 2007	200	200
Series C , issued and outstanding 108 shares in 2008 and 2007	27	27
Series D , issued and outstanding 3,280 shares in 2008 and 2007	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2008 and 2007	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2008 and 2007	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2008 and 2007
131,524 shares outstanding in 2008 and 131,987 shares outstanding in 2007	1,345	1,345
Surplus	1,115	1,115
Retained earnings	17,201	16,922
Accumulated other comprehensive loss	(2,769)	(623)
Treasury stock, at cost - 3,006 and 2,543 common shares in 2008 and 2007, respectively	(212)	(174)

Total stockholders’ equity	26,967	28,872

Total liabilities and stockholders’ equity	$471,783	$449,748

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands, except per share data	2008	2007	2008	2007

Interest income
Interest and fees on loans	$4,229	$4,224	$12,615	$12,038
Interest on Federal funds sold and securities purchased under agreements to resell	9	429	183	982
Interest on deposits with banks	1	13	17	39
Interest and dividends on investment securities:
Taxable	1,904	1,639	5,480	4,930
Tax-exempt	324	341	967	1,048

Total interest income	6,467	6,646	19,262	19,037

Interest expense
Interest on deposits	2,418	3,421	7,368	9,599
Interest on short-term borrowings	44	4	59	16
Interest on long-term debt	400	305	1,097	1,016

Total interest expense	2,862	3,730	8,524	10,631

Net interest income	3,605	2,916	10,738	8,406
Provision for loan losses	189	10	622	306

Net interest income after provision for loan losses	3,416	2,906	10,116	8,100

Other operating income
Service charges on deposit accounts	346	351	1,032	955
Agency fees on commercial loans	78	77	252	254
Other income	380	244	951	739
Net (losses) gains on sales of investment securities	(1,429)	10	(1,473)	10

Total other operating income	(625)	682	762	1,958

Other operating expenses
Salaries and other employee benefits	1,369	1,560	4,657	4,460
Occupancy expense	344	326	969	893
Equipment expense	165	138	488	414
Data processing expense	57	67	190	232
Other expenses	926	858	2,838	2,376

Total other operating expenses	2,861	2,949	9,142	8,375

Income before income tax expense	(70)	639	1,736	1,683
Income tax expense	(120)	95	321	283

Net income	$50	$544	$1,415	$1,400

Net income per common share

Basic	$(0.75)	$2.99	$5.72	$5.88
Diluted	(0.75)	2.66	5.72	5.88

Basic average common shares outstanding	131,616	132,024	131,784	132,409
Diluted average common shares outstanding	131,616	148,341	131,784	132,409

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
Dollars in thousands	2008	2007

Operating activities
Net income	$1,415	$1,400
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	372	318
Provision for loan losses	622	306
Discount accretion on investment securities	(77)	(227)
Amortization of intangible assets	160	144
Net losses (gains) on securities transactions	44	(10)
Writedowns of investment securities	1,429	—
Net gains on sales of loans held for sale	(10)	(66)
Loans originated for sale	(501)	(3,086)
Proceeds from sales and principal payments from loans held for sale	548	3,499
(Increase) decrease in accrued interest receivable	(50)	1
Net increase in bank-owned life insurance	(369)	(143)
Deferred taxes	(1,445)	(194)
Decrease (increase) in other assets	1,665	(948)
(Decrease) increase in accrued expenses and other liabilities	(460)	79

Net cash provided by operating activities	3,343	1,073

Investing activities
Purchase of loans	—	(18,734)
Increase in loans, net	(30,500)	(5,221)
Decrease (increase) in interest bearing deposits with banks	73	(128)
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	18,000	33,683
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	8,708	991
Proceeds from sales of investment securities available for sale	4,807	3,178
Purchases of investment securities available for sale	(46,494)	(20,638)
Purchases of investment securities held to maturity	(12,274)	(4,280)
Purchases of premises and equipment	(128)	(290)

Net cash used in investing activities	(57,808)	(11,439)

Financing activities
Purchase of deposits	—	11,016
(Decrease) increase in deposits	(500)	60,281
Decrease in short-term borrowings	—	(400)
Increase in long-term debt	24,900	214
Purchases of treasury stock	(38)	(62)
Dividends paid on preferred stock	(662)	(622)
Dividends paid on common stock	(474)	(464)

Net cash provided by financing activities	23,226	69,963

Net (decrease) increase in cash and cash equivalents	(31,239)	59,597

Cash and cash equivalents at beginning of period	44,819	12,231

Cash and cash equivalents at end of period	$13,580	$71,828

Cash paid during the year
Interest	$8,487	$10,384
Income taxes	1,424	734

Noncash transactions
Transfer of investments from held to maturity to available for sale	70	—
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2008	2007	2008	2007

Net income	$50	$544	$1,415	$1,400
Dividends declared on preferred stock	149	149	662	622

Net (loss) income applicable to basic common shares	(99)	395	753	778
Dividends applicable to convertible preferred stock	—	—	147	106

Net (loss) income applicable to diluted common shares	$(99)	$395	$900	$884

Number of average common shares
Basic	131,616	132,024	131,784	132,409

Diluted	131,616	148,341	131,784	132,409

Net(loss) income per common share
Basic	$(.75)	$2.99	$5.72	$5.88
Diluted	(.75)	2.66	5.72	5.88
Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both the first nine months of 2008 and 2007, the assumption of the conversion would have been antidilutive.
Preferred dividend payments totalling $214,000 and $174,000 were made during the first nine months of 2008 and 2007, respectively that apply to the entire year.
4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was $(761,000) and $816,000, respectively and for the nine months ended September 30, 2008 and 2007 was $(731,000) and $1,091,000, respectively. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
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
In June 2007, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, amending SFAS No. 133. This standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008. The Corporation does not expect the adoption of SFAS No. 161 to have a significant impact on its financial condition or results of operations.
7. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at September 30, 2008 by level within the fair value hierarchy. The fair value hierarchy established by SFAS No. 157 prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liability;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$123,843	$2,006	$120,482	$1,355
Loans held for sale	—	—	—	—

Total assets	$123,843	$2,006	$120,482	$1,355

Total liabilities	$—	$—	$—	$—

The fair value of Level 3 assets at September 30, 2008 was $1,058,000 less than the related fair value of $2,413,000 at December 31, 2007. All of the reduction was attributable to changes in the unrealized loss on three investment securities available for sale, all of which are collateralized debt obligations (“CDOs”). None of the investments have been downgraded, all are investment grade and all are performing as to their original terms. Additionally, the Bank has utilized alternative methods to determine the collateral protection and prospective cash flows to provide assurance as to the ultimate collectability of the investments. As a result, none of the securities is considered other than temporarily impaired.
Investment securities available for sale
Level 1 securities includes securities issued by the U.S. Treasury Department based upon quoted market prices. Level 2 securities includes fair value measurements obtained from various sources including the utilization of matrix pricing, dealer quotes, market spreads, live trading levels, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based on the aforementioned criteria are considered Level 3. Level 3 fair values are determined using unobservable inputs and includes corporate debt obligations for which there are no readily available quoted market values as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Investments below. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities and evaluates credit events in underlying collateral.
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
Since the end of 2007, the Federal Reserve Bank has reduced the federal funds target rate by 325 basis points, from 4.25% to 1%, with the latest reduction of fifty basis points occurring shortly after the end of the third quarter, in response to continuing concerns over the effect on the economy of exposure to losses from subprime loan defaults along with the continual deterioration in the housing market and other signs that the country is headed for a recession. Concurrent with these rate reductions, a significant steepening in the yield curve has occurred, generating a positive impact on the Corporation’s earnings, although no additional earnings improvements are expected from the most recent rate reduction due to the inability to pass through these reductions to depositors. Margin compression may occur as a result of a drop in the Bank’s prime lending rate.
Financial Condition
At September 30, 2008, total assets rose to $471.8 million from $449.7 million at the end of 2007, while total deposits were relatively unchanged from $394.9 million. Average assets rose during the first nine months of 2008, increasing 7.2% to $452.7 million from $422.2 million a year earlier. The asset increase occurred primarily in the loan portfolio, funded primarily by a reallocation of Federal funds sold along with higher Federal Home Loan Bank advances.
Federal funds sold
Federal funds sold totalled $6 million at September 30, 2008 compared to $22 million at the end of 2007, while the related average balance decreased to $8.8 million in the first nine months of 2008 from $25.6 million for the comparable period in 2007. Both changes resulted from a reallocation into the loan portfolio.
Investments
At September 30, 2008, two corporate bonds with a book value of $1.5 million were written down to an estimated fair market value of $70,000 as a result of bankruptcy filings. Both bonds were included in the held to maturity portfolio and were transferred to available for sale after the writedown.
The investment securities available for sale (“AFS”) portfolio rose to $123.8 million at September 30, 2008 from $103.6 million at the end of 2007, while the net related unrealized loss, net of tax rose to $2.8 million from $623,000 at the end of 2007 and $2 million at the end of the 2008 second quarter. The increase in the portfolio resulted primarily from leveraged transactions made during the first nine months of 2008 in which the Bank purchased various investment securities consisting primarily of agency mortgage-backed securities with funding from Federal Home Loan Bank advances, with closely matched durations. These leveraged transaction opportunities were made possible by the steep yield curve.

Investments held to maturity (“HTM”) rose slightly to $56 million at September 30, 2008 from $53.9 million at the end of 2007. The increase resulted from the purchase of long-term fixed-rated corporate securities.
Included in the AFS portfolio are four collateralized debt obligations (“CDO’s”) that are comprised of pools of trust preferred securities comprised primarily of banks, that have a book value of $3.7 million and an unrealized loss of $2.3 million compared to $270,000 at the end of 2007 and $917,000 at the end of the second quarter. All of these securities have a minimum “A3” rating by Moody’s and all continue to perform. The market value of these securities has been negatively impacted by the lack of liquidity in the overall CDO market, although the securities in the portfolio are performing and still maintain an investment grade rating. At September 30, 2008 all of these securities have projected cash flows in excess of future contractual principal and interest payments.
In addition, the Bank owns five trust preferred securities issued by individual banks with a carrying value of $3.9 million and an unrealized loss of $961,000 compared to $192,000 at the end of 2007 and $698,000 at the end of the second quarter. The securities are current as to the payment of interest and are investment grade.
The Bank also holds a corporate note issued by the Student Loan Marketing Association (“SLMA”) with a carrying value of $1 million, which had an unrealized loss of $226,000 at September 30, 2008 compared to $248,000 at the end of the second quarter. The value of SLMA securities has been negatively affected by the failure of a leveraged buyout of SLMA, lower earnings and a change in federal legislation that is expected to reduce future earnings. SLMA’s debt has been downgraded but retains investment grade status and continues to perform.
Management does not believe that any individual unrealized losses as of September 30, 2008 represents an other-than-temporary impairment, although portfolio values have generally continued to decline in value and the aforementioned components of the Corporation’s portfolio have declined significantly. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost, including holding the securities until maturity.
Loans
Loans rose 13% to $263.1 million at September 30, 2008 from $232.8 million at December 31, 2007, while average loans increased to $247.6 million for the first nine months of 2008 from $216.2 million in the first nine months of 2007. The increases occurred in the commercial real estate portfolio, which comprises most of the Corporation’s loan portfolio. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio and expects this trend to continue.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$3,350	$2,600	$3,000	$2,400
Provision for loan losses	189	10	622	306
Recoveries of previous charge-offs	—	3	6	34

	3,539	2,613	3,628	2,740
Less: Charge-offs	189	13	278	140

Balance at end of period	$3,350	$2,600	$3,350	$2,600

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. The provision for loan losses rose substantially in both the third quarter and first nine months of 2008 due to collectibility concerns regarding an impaired loan and higher loan charge-offs.

	September 30,	December 31,	September 30,
	2008	2007	2007

Allowance for loan losses as a percentage of:
Total loans	1.27%	1.29%	1.17%
Total nonperforming loans	43.07%	37.67%	38.26%
Total nonperforming assets (nonperforming loans and OREO)	43.07%	37.67%	38.26%
Net charge-offs as a percentage of average loans (year-to-date)	.11%	.08%	.05%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Loans past due 90 days or more and still accruing
Commercial	$—	$43	$398
Real estate	511	377	330
Installment	8	18	21

Total	519	438	749

Nonaccrual loans
Commercial	2,032	1,996	1,604
Real estate	5,203	5,485	4,386
Installment	24	45	57

Total	7,259	7,526	6,047

Total nonperforming loans	$7,778	$7,964	$6,796

Nonperforming loans declined to $7.8 million at September 30, 2008 from $10.2 million at the end of the previous quarter due primarily to a substantial reduction in commercial real estate loans past due 90 days or more and still accruing due primarily to a $1.8 million loan being brought current. Nonperforming loans totaled $8 million at the end of 2007. Impaired loans totaled $1.2 million at September 30, 2008, compared to $1 million at year-end 2007. The average balance of impaired loans for the 2008 third quarter and first three quarters was $1.2 million, while there were no impaired loans during the third quarter or first nine months of 2007.
Nonperforming mortgage loans includes $3 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy. Such loans located in the State of New York may require significantly longer to collect because approval is required by the state of New York before the underlying property may be encumbered. In the opinion of management, all of those loans appear to be well-secured by real estate collateral.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at September 30, 2008 and December 31, 2007. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit. During the third quarter of 2008, a significant municipal deposit was withdrawn and deposited in a concentration account at another bank. As a result, the Bank utilized the wholesale funding market to replace the funds until their return in mid-September. This pattern has also occurred in recent years and is expected to continue, necessitating the Bank’s reliance on the wholesale funding market during this time.

While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Total deposits were virtually unchanged at $394.4 million at September 30, 2008 compared to the end of 2007, while average deposits rose 3.7% to $379.8 million for the first nine months of 2008 from $366.5 million for the similar period of 2007. The deposits acquired in a March 2007 branch acquisition was the primary contributor to the average balance increase.
Total noninterest bearing demand deposits rose to $43.2 million at September 30, 2008 from $34.5 million at the end of 2007, while average demand deposits of $38.1 million for the first nine months of 2008 were down slightly from $38.5 million for the first nine months of 2007. Theses changes occurred due to the activity in a few large municipal deposit accounts.
Money market deposit accounts declined to $90.1 million at September 30, 2008 from $106.6 at the end of 2007, while the related average balance also declined to $97.3 million for the first nine months of 2008 from $100.8 million in the same period of 2007. The decreases resulted from changes in municipal account balances.
Interest-bearing demand deposit account balances fell to $37.6 million at September 30, 2008 compared to $66.3 million at the end of 2007, and averaged $44.5 million for the first nine months of 2008 compared to $36.8 million for the first nine months of 2007. Theses changes occurred due to the activity in a few large municipal deposit accounts.
Passbook and statement savings accounts totalled $25.2 million at September 30, 2008 compared to $28.1 million at December 31, 2007 and averaged $27.2 million for the first nine months of 2008, down from $30.2 million for the same period in 2007. Both declines resulted from the movement of account balances into higher earning deposit products.
Time deposits totalled $198.2 million at September 30, 2008 compared to $159.3 million at December 31, 2007, while average time deposits rose to $172.7 million for the first nine months of 2008 from $160.2 million for the similar 2007 period. Most of the increases resulted from higher municipal account balances.
Short-term borrowings
Short-term borrowings of $1.2 million at the end of the third quarter of 2008 were unchanged from December 31, 2007, while the related average balances were $3.5 million for the first nine months of 2008 compared to $498,000 for the first nine months of 2007. The increase resulted primarily from higher Federal funds purchased balances.
Long-term debt
Long-term debt rose from $19.8 million at December 31, 2007 to $44.7 million at September 30, 2008, while the related average balance was $35.6 million for the first nine months of 2008 compared to $22.2 million for the same period in 2007. The increases resulted from the addition of Federal Home Loan Bank advances used to fund leveraged investment purchases.
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
At September 30, 2008, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 7.06%, 10.38% and 13.17%, respectively, while the Bank’s ratios were 6.54%, 9.59% and 12.30%. All the ratios exceed those required to be considered well capitalized. The Corporation expects to apply for the sale of approximately $9 million of preferred stock and related warrants to the U.S. Treasury Department under their Capital Purchase Program (“CPP”), the maximum amount allowable. This program was authorized under the provisions of the Troubled Asset Relief Program (“TARP”) enacted under the Emergency Economic Stabilization Act of 2008. This legislation was enacted to restore liquidity and stability to the U.S. financial system. Generally, any domestic bank is eligible to participate in the CPP.

The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2008, assuming the Corporation was not allowed to include the $4 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain “well capitalized.
Results of Operations
As a result of the aforementioned $1.4 million writedown of investment securities, the Corporation recorded a slight gain for the third quarter of 2008 compared to net income of $544,000 for the same 2007 period. Related earnings (loss) per share on a diluted basis were $(.75) and $2.66. Net income was $1.4 million for both the first nine months of 2008 and the same 2007 period. Related earnings per share on a diluted basis were $5.72 and $5.88. Results of both periods were also impacted by $253,000 of nonrecurring gains and expense reversals resulting in part from the writedown. Excluding the writedown and other nonrecurring items, net income from operations totaled $2.4 million, with most of the increase from 2007 resulting from a higher net interest margin resulting from the continued short-term interest rate environment coupled with the steep yield curve.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income rose 27.3% to $10.7 million in the nine months of 2008 from $8.9 million for the comparable period in 2007, while the related net interest margin increased 48 basis points, to 3.45% from 2.97%. Both improvements resulted from the continued short-term interest rate environment coupled with the steep yield curve.
Interest income on a FTE basis increased .9% in the first nine months of 2008 due to a 7.4% increase in earning assets, more than offsetting a decrease in the related yield from 6.49% to 6.08%.
Interest income from Federal funds sold declined due to both a lower average balance and a reduction in the related yield from 5.13% to 2.77%.
Interest income on taxable investment securities was 11.2% higher in the first nine months of 2008 compared to the comparable 2007 period due to a higher average balance, partially offset by a lower average rate, which declined from 5.21% to 5.07%. Tax-exempt income declined 8.5% due primarily to sales of securities to reduce excess tax-exempt income levels.
Interest income on loans rose 4.8% due to higher loan volume partially offset by a lower average rate earned, which declined from 7.41% to 6.49%.
Interest expense fell 19.8% in the first nine months of 2008, as the average rate paid to fund interest earning assets declined 142 basis points, from 4.05 to 2.63%. This decline was due to lower rates paid on all interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which comprised 25.6% of total average deposits for the first three quarters of 2008. Even though these balances averaged only 3% less than in 2007, the average rate paid declined from 4.18% to 2.24%, resulting in a reduction in related interest expense from $3.1 million to $1.6 million. Also contributing to the lower expense was the repayment of $7.5 million of advances during the second quarter of 2008 with an average rate of 5.63%.
Provision for loan losses
The provision rose in the third quarter of 2008 to $189,000 from $10,000 for the similar quarter in 2007, and increased to $622,000 in the first nine months of 2008 from $306,000 in the comparable 2007 period. The increases occurred due to higher loan chargeoffs and nonperforming loan levels, along with growth in the loan portfolio.
Other operating income

Other operating income, excluding the results of investment securities transactions, rose by 19.6% to $804,000 in the third quarter of 2008 compared to $672,000 in the similar 2007 period, while such income increased by 14.7% to $2,235,000 for the first nine months of 2008 compared to $1,948,000 in the year-earlier period. The third quarter increase resulted primarily from a $94,000 increase in earnings from an unconsolidated leasing company in which the Bank owns a minority interest along with a $63,000 gain on the sale of a non-investment security investment, while the nine-month increase occurred for the same reasons along with higher overdraft fees due to the implementation of an overdraft protection program.
Other operating expenses
Other operating expenses declined 5.1% in the third quarter of 2008 due primarily to various expense accrual reversals. $100,000 of bonus accruals were reversed as a result of a decrease in anticipated net income due to the investment writeoff taken. $76,000 of supplemental executive retirement plan expense was reversed primarily due to actual salaries on which the accruals are based being less than expected, along with a covered executive reaching normal retirement age, further reducing expense requirements. Finally, $26,000 of director retirement plan expense was reversed due to their actual fees also being less than expected, as well as a covered director reaching retirement age. Partially offsetting these expense reductions were increases in FDIC insurance expense and marketing expense.
For the first nine months of 2008, other operating expenses, which were impacted by the aforementioned reversals, rose 9.2% to $9.1 million from $8.4 million a year earlier primarily for the same reasons, along with higher higher merchant card charges audit fees and loan collection expense.
Income tax expense
Because of the low level of pre-tax income, income tax expense as a percentage of pretax income was not meaningful in the third quarter of 2008 compared to 14.9% in the third quarter of 2007. For the first nine months of 2008, the percentage was 18.5% compared to 16.8% a year earlier. The higher effective rate resulted from an expected increase in taxable income.
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
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes, as well as the capital markets when necessary. Additionally, the Bank utilizes the wholesale deposit market to attract deposits, which may be used to fund loan growth, replace volatile municipal deposits, or more recently, to fund investment leverage transactions. Organic retail deposit growth has continued to lag, as it has industry-wide, resulting in greater use of municipal and wholesale deposits for funding sources.
The major contribution during the first nine months of 2008 from operating activities to the Corporation’s liquidity came from net income while the highest use of cash was for the origination of residential mortgage loans available for sale and an increase in bank-owned life insurance. Net cash used in investing activities was primarily for purchases of investments available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the issuance of long-term debt, while there were no significant uses of funds.
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
Based on the results of the most recent interest simulation model, the Corporation is more sensitive in a rates-up environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 8.6%; if rates decreased 200 basis points, net interest income would decline by 4.9%. Accordingly, the Corporation is more liability-sensitive since the interest rate risk is greater in a rising rate environment.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2007 Annual Report to Stockholders. Additionally, the following risk factor has been included as of September 30, 2008.
Changes in the fair value of securities may reduce stockholders’ equity and net income
At September 30, 2008, the Company maintained a securities portfolio of $179.8 million, of which $123.8 was classified as available for sale (“AFS”). The estimated fair value of the available for sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.
The Corporation conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which are considered in the analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.
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
(c) Reports on Form 8-K.
     No reports on Form 8-K were filed during the quarter ended September 30, 2008.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

November 12, 2008	/s/ Edward R. Wright Edward R. Wright
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)