Form 10-K
period 2008-12-31
CITY NATIONAL BANCSHARES CORP
filed 2009-03-31
CIK 714980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes       ☑ No
The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 24, 2009 was approximately $4,772,000.
There were 131,330 shares of common stock outstanding at March 24, 2009

CITY NATIONAL BANCSHARES CORPORATION
FORM 10-K

ii

Part I
Item 1. Business
Description of business
City National Bancshares Corporation (the “Corporation” or “CNBC”) is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2008, CNBC had consolidated total assets of $495 million, total deposits of $407.1 million and stockholders’ equity of $28.1 million.
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
The Bank owns a 35.4% interest in a leasing company, along with two other minority banks and has small investments in a Haitian financial organization that provides microloan financing to rural Haitian individuals for business purposes and a mutual fund which invests in targeted projects throughout the country that are eligible for Community Reinvestment Act (“CRA”) credit.
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
The Bank has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its ten-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, and one each in Hackensack and Paterson, New Jersey. As a result of the acquisitions of two branches from a thrift organization, the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island. The Bank opened de novo branches in Hempstead, Long Island in 2002 and Manhattan, New York in 2003. The Bank also acquired a branch office in Philadelphia, Pa from another financial institution in March, 2007.
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
Management believes that as New Jersey’s only African-American owned and controlled Bank, it has a unique ability to provide commercial banking services to low and moderate income segments of the urban community.
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
As a result of the rapid deterioration in economic conditions, the U.S. Treasury Department enacted the Emergency Economic Stabilization Act of 2008, which includes provisions intended to provide economic relief. Among them, and as part of the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program (“CPP”) authorized the investment by the Treasury Department of up to $250 billion in eligible financial institutions in the form of non-voting senior preferred stock bearing an annual dividend of 5% for the first five years and increasing to 9% thereafter. The preferred stock will count as Tier I capital for regulatory purposes. CNB has applied for $9.4 million of this capital, the maximum amount allowed.
Additionally, the FDIC approved a Temporary Liquidity Guarantee Program (“TLG Program”), intended to improve liquidity in the financial institution sector. Under this program, the FDIC is providing FDIC insured financial institutions with the option of providing unlimited insurance coverage on noninterest-bearing transaction accounts as well as NOW accounts paying no more than a .50% rate of interest. This program will be effective until December 31, 2009. CNB has elected to participate in this program. The fee for participating in this program is .10% of the covered deposits.
Additionally, the TLG provides for a Debt Guarantee Program which provides FDIC insured financial institutions with the option of providing FDIC insurance coverage for debt issued through June 30, 2009. This coverage expires on June 30, 2012. The fee for participating in this program ranges from .50% to 1%, depending on the term of the debt. CNB has elected not to participate in this program.
Employees
On December 31, 2008, CNBC and its subsidiaries had 103 full-time equivalent employees. Management considers relations with employees to be satisfactory.
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
Competition
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. The Corporation competes with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. Additionally, several nonbanking companies have received approval to obtain banking charters as a result of the deterioration in the financial services industry. Additionally, bank closures have created consumer uncertainty causing chaotic deposit pricing. This could have a significant impact on the Bank’s ability to attract deposits at an affordable price. Accordingly, If the Corporation is unable to compete effectively, it will lose market share and income generated from loans, deposits, and other financial products will decline.
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
Concentration of deposit accounts
A substantial part of the Bank’s deposit customers are comprised of municipalities. Balances in these accounts may change significantly on a day-to-day basis and must generally be collateralized or otherwise secured. Additionally, these relationships may change rapidly based on factors other than the cost of or quality of services provided by the Bank to the municipalities, such as changes in elected officials.
Recent negative developments in the financial services industry and global credit markets
Negative developments during 2008 and 2009 to date in the capital markets have resulted in uncertainty in the financial markets generating significant losses in most categories of financial instruments along with a lack of liquidity. Expectations are that the economic downturn will continue throughout 2009 and possibly beyond. Loan portfolio performances have deteriorated as well resulting from the effects of the weak economy and the loss of collateral values. As a result, there is a potential for new federal laws or regulations regarding lending practices, liquidity standards and capital requirements, and financial institution regulatory agencies are expected to b every aggressive in responding to concerns identified during examinations, including the expected issuance of formal enforcement actions.
Changes in economic conditions within the Corporation’s market area
Economic conditions have significantly deteriorated in numerous geographical areas of the United States, including to a lesser extent, the Corporation’s market area. This has led to higher levels of nonperforming loans in the Bank’s portfolio along with illiquidity in certain segments of the Bank’s investment portfolio, conditions that could remain or worsen if economic conditions deteriorate further.
Item 2. Properties
The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey on property owned by CNB. The Bank has four other branch locations in New Jersey and four in the state of New York along with one in Philadelphia, Pa. Five of the locations are in leased space while the others are owned by the Bank.
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
Item 4. Submission of matters to a vote of security holders
During the fourth quarter of 2008 there were no matters submitted to stockholders for a vote.
Part II
Item 5. Market for the registrant’s common equity and related stockholders matters
The Corporation’s common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers’ Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2008.
At February 4, 2009 the Corporation had 1,267 common stockholders of record.
On May 1, 2008 the Corporation paid a cash dividend of $3.60 per share to stockholders of record on April 22, 2008. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Edward R. Wright, Senior Vice President and Chief Financial Officer, 900 Broad Street, Newark, New Jersey, 07102.
Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Item 6. Selected Financial Data
Five-Year Summary

Dollars in thousands, except per share data	2008	2007	2006	2005	2004

Year-end Balance Sheet data
Total assets	$494,539	$449,748	$395,217	$363,541	$325,412
Gross loans	271,906	232,824	199,284	179,093	159,359
Allowance for loan losses	3,800	3,000	2,400	2,165	2,076
Investment securities	178,061	157,556	169,598	149,144	142,470
Total deposits	407,117	394,856	342,416	312,429	280,863
Long-term debt	51,600	19,800	19,606	20,700	22,750
Stockholders’ equity	28,092	28,872	27,762	25,142	16,279

Income Statement data
Interest income	25,902	25,978	21,649	18,173	14,411
Interest expense	11,309	14,233	10,848	7,280	4,767

Net interest income	14,593	11,745	10,801	10,893	9,644
Provision for loan losses	1,586	772	279	115	144

Net interest income after provision for loan losses	13,007	10,973	10,522	10,778	9,500
Other operating income	279	2,694	2,724	2,136	2,573
Other operating expenses	12,278	11,428	10,035	9,717	9,085

Income before income tax expense	1,008	2,239	3,211	3,197	2,988
Income tax (benefit) expense	(50)	372	743	862	862

Net income	$1,058	$1,867	$2,468	$2,335	$2,126

Per common share data

Net income per basic share	$1.87	$8.28	$13.04	$16.20	$15.52
Net income per diluted share	1.87	8.09	12.54	15.52	15.52
Book value	130.10	141.04	129.88	118.23	113.79
Dividends declared	3.60	3.50	3.25	3.00	2.75

Basic average number of common shares outstanding	131,688	132,306	133,246	133,654	132,646
Diluted average number of common shares outstanding	148,005	148,623	143,924	139,511	132,646
Number of common shares outstanding at year-end	131,330	131,987	132,926	133,650	133,866

Financial ratios
Return on average assets	.23%	.44%	.65%	.66%	.71%
Return on average common equity	1.38	6.35	10.90	13.83	14.90
Stockholders’ equity as a percentage of total assets	5.68	6.42	6.96	6.92	5.00
Common dividend payout ratio	—	42.22	25.92	19.33	17.72

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
Executive summary
2008 witnessed an unprecedented meltdown in the global financial markets, ultimately leading to U.S. government intervention through various bailout programs. Economic conditions deteriorated through out the year, evidenced by significant losses in the residential real estate market and job losses. Both the loan and investment portfolios were negatively impacted by these matters as both sustained significant losses through higher loan loss provisions, foregone interest income on nonaccrual loans and investment losses.
On an operating basis, however, the Corporation had record earnings in 2008 totaling $3 million, benefitting from the lower interest rate environment along with the steepened yield curve
In 2008, the Corporation received $1.2 million of awards from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The awards were based on the Bank’s lending efforts in qualifying lower income communities and is being recorded as yield enhancement on the related loans. The Corporation also received a $43,000 award for technical assistance, which is being offset against the related costs as they are incurred.
In 2007, the Corporation received a $500,000 award from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The award was based on the Bank’s lending efforts in qualifying lower income communities and is being recorded as yield enhancement on the related loans.
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
Cash and due from banks
Cash and due from banks declined to $7.6 million at the end of 2008 from $22.8 million a year earlier due to a large municipal deposit recorded on the last day of 2007. Average cash and due from banks in 2008 rose to $8.6 million compared to $7.6 million a year earlier due primarily to higher compensating balance requirements resulting from the decline in interest rates.
Federal funds sold
Federal funds sold declined to $18.2 million at the end of 2008 from $22 million at December 31, 2007, while the related average balance fell to $10.6 million from $28.2 million in 2007. Both declines occurred due primarily to the reallocation of proceeds from municipal deposit account balances into investment securities eligible for collateral.
Interest-bearing deposits with banks
Interest-bearing deposits with banks rose to $726,000 at December 31, 2008 from $278,000 a year earlier, while the related average balances were $1 million in 2008 and $1.4 million in 2007. The deposits represent the Bank’s participation in the U.S. Treasury Department’s Community Development Financial Institution (“CDFI”) deposit program. Under this program, the Bank is eligible for awards based on deposits made in other CDFI’s. $39,000 was recorded as interest income from interest-bearing deposits with banks in 2007, representing a yield enhancement on the CDFI deposits. The increase in the 2008 year-end balance resulted from purchases of below market rate certificates of deposit in CDFIs.
Investments
The available for sale (“AFS”) portfolio rose to $125.6 million at December 31, 2008 from $103.6 million a year earlier. The fair market value of most components of the portfolio benefited by the drop in interest rates during 2008. Unrealized losses were basically unchanged from a year earlier after giving effect to writedowns in the available for sale portfolio. Such writedowns totaled $1,244,000, while there were further impairment charges in the held to maturity portfolio totaling $1,429,000 The losses in the available for sale portfolio resulted from writedowns of two investments in collateralized debt obligations (“CDOs”) where the unrealized losses were deemed to be other than temporarily impaired. The held to maturity losses resulted from the bankruptcies of two issues carried in the portfolio. Both investments continue to perform and remain investment grade. The increase in the portfolio occurred primarily due to leveraged transactions made utilizing Federal Home Loan Bank advances.
Gross unrealized loss in the available for sale portfolio for greater than one year amounted to $4.1 million. These gross unrealized losses were primarily attributable to single-issue trust preferred securities (“TRUPS”) issued by financial institutions, CDOs collateralized primarily by TRUPS issued by Banks and other corporate debt. The fair values of these securities has been negatively impacted by the lack of liquidity in the overall market. The issuers continue to perform and the securities have investment grade ratings at December 31, 2008.
Most acquisitions during 2008 consisted of mortgage backed securities (“MBS”) and securities issued by government sponsored entities (“GSE’s”). Both types of securities are used for municipal deposit collateral purposes and are subject to large fluctuations based on collateral requirements.
The investment securities held to maturity (“HTM”) portfolio totaled $53.7 million at December 31, 2008, relatively unchanged from a year earlier.
Information pertaining to the average weighted yields of investments in debt securities at December 31, 2008 is presented below. Maturities of mortgaged-backed securities are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

Investment Securities Available for Sale			Maturing After One		Maturing After Five
	Maturing Within		Year But Within		Years But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years		Total	Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities and obligations of U.S. government agencies	$1,083	1.97%	$—	—%	$2,264	2.84%	$662	1.91%	$4,009	2.46%
Obligations of U.S. govern- ment sponsored entities	—	—	3,805	4.42	3,431	4.32	11,921	3.50	19,157	3.83
Mortgage-backed securities	—	—	162	3.92	5,975	4.52	82,219	5.32	88,356	5.29
Obligations of state and political and subdivisions	—	—	548	5.41	—		—		548	5.41
Other debt securities	—	—	498	5.61	1,000	4.00	10,147	4.75	11,645	4.24

Total amortized cost	$1,083	1.97%	$5,013	4.63%	$12,670	4.12%	$104,949	5.04%	$123,715	4.66%

Investment Securities Held to Maturity			Maturing After One		Maturing After Five
	Maturing Within		Year But Within		Years But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years		Total	Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of U.S. govern- ment sponsored entities	$—	—%	$—	—%	$1,000	4.65%	$7,499	5.60%	$8,499	5.48%
Mortgage-backed securities	—	—	—		243	5.25	11,847	5.35	12,090	5.35
Obligations of state and political subdivisions	336	6.12%	7,473	5.75	14,745	5.98	9,075	6.56	31,629	6.09

Other debt securities	1,001	8.06%	—	—	—	—	495	7.84	1,496	7.99

Total amortized cost	$1,337	7.58%	$7,473	5.75%	$15,988	5.89%	$28,916	5.84%	$53,714	5.88%

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2008. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.
The average yield on the AFS portfolio declined to 4.66% at December 31, 2008 from 5.31% at December 31, 2007, while the yield on the HTM portfolio declined thirteen basis points to 5.88% at December 31, 2008 from 6.01% at December 31, 2007. The reduced yields in both portfolios were due to the lower yields earned on newly acquired investments placed in the portfolio during 2008 along with effects of higher prepayments in the MBS portfolio and the impact of several callable bonds being redeemed prior to final maturity. The weighted average life of the AFS portfolio was 4.86 years at the end of 2008 compared to 6.04 years a year earlier, while the average life of the HTM portfolio declined to 4.44 years at the end of 2008 from 6.74 years at the end of 2007. Both declines resulted primarily from the called bonds along with accelerated prepayments on the Bank’s MBS portfolio. Average effective duration in the portfolio also declined, to 2.33 years from 2.86 years.
The following table sets forth the amortized cost and market values of the Corporation’s portfolio for the three years ended December 31:

	2008		2007		2006
Investment Securities Available for Sale	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$4,009	$3,957	$6,860	$6,832	$2,080	$2,080
Obligations of U.S. government sponsored entities	19,157	19,012	10,844	10,895	37,840	37,414
Obligations of state and political subdivisions	548	552	551	557	3,395	3,437
Mortgage-backed securities	88,356	90,630	74,640	74,273	64,519	63,342
Other debt securities	11,645	7,798	9,618	8,968	7,874	7,859
Equity securities:
Marketable securities	678	638	646	618	618	586
Nonmarketable securities	115	115	115	115	115	115
Federal Reserve Bank and Federal Home Loan Bank stock	2,889	2,889	1,360	1,360	1,285	1,285

Total	$127,397	$125,591	$104,634	$103,618	$117,726	$116,118

	2008		2007		2006
Investment Securities Held to Maturity	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Value	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. government sponsored entities	8,500	8,520	14,594	14,522	14,753	14,417
Mortgage-backed securities	12,089	12,358	5,175	5,132	5,177	5,027
Obligations of state and political subdivisions	31,629	32,222	31,665	31,868	31,042	31,273

Other debt securities	1,496	1,437	2,504	2,483	2,508	2,615

Total	$53,714	$54,537	$53,938	$54,005	$53,480	$53,332

As a result of the collapse during the fourth quarter of 2008 of various segments of the fixed income markets, valuations of these segments of both the AFS and HTM portfolios became more subjective, requiring alternate methods of valuation aside from quoted trade prices, which often represented distressed sales prices. Such methods included underlying collateral valuations and discounted cash flow analyses, often producing higher calculated valuations than the quoted trade prices. Illiquidity in these markets also had a negative effect on such quotations. Finally, credit weakness of various issuers also had a significant negative impact on valuations. As a result, the services of third-party consultants were utilized in the valuation process. These consultants analyzed the default probabilities of underlying issuers in the Corporation’s CDO portfolio in order to determine the fair values of such securities.
Consolidated Average Balance Sheet with Related Interest and Rates

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
Tax equivalent basis; dollars in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$10,647	$217	2.04%	$28,179	$1,392	4.94%	$19,575	$940	4.80%
Interest-bearing deposits with banks[1]	1,008	24	2.41	1,429	90	6.30	950	69	7.26
Investment securities[2]:
Taxable	145,963	7,404	5.07	126,327	6,613	5.23	121,173	5,851	4.83
Tax-exempt	32,123	1,955	6.08	34,095	2,080	6.10	29,444	1,801	6.12

Total investment securities	178,086	9,359	5.25	160,422	8,693	5.42	150,617	7,652	5.08

Loans [3,4,6]
Commercial	44,929	2,832	6.28	38,882	2,640	6.79	26,255	1,901	7.24
Real estate	206,289	14,026	6.80	178,579	13,753	7.70	160,887	11,577	7.20
Installment	1,434	109	7.57	1,576	117	7.30	1,565	124	7.92

Total loans	252,652	16,967	6.71	219,037	16,510	7.54	188,707	13,602	7.21

Total interest earning assets	442,393	26,567	6.00	409,067	26,685	6.52	359,849	22,263	6.19

Noninterest earning assets:
Cash and due from banks	8,605			7,591			6,983
Net unrealized loss on investment securities available for sale	(2,850)			(1,806)			(2,221)
Allowance for loan losses	(3,231)			(2,529)			(2,256)
Other assets	16,708			15,597			14,889

Total noninterest earning assets	19,232l			18,853			17,395

Total assets	$461,625			$427,920			$377,244

Liabilities and stockholders’ equity
Interest bearing liabilities:
Demand deposits	$46,320	$456	.99	$37,804	$737	1.95%	$34,366	$517	1.50%
Money market deposits	98,804	2,107	2.13	108,498	4,324	3.99	88,869	3,552	4.00
Savings deposits	26,608	138	.52	29,881	157	.53	32,101	168	.52
Time deposits	177,503	7,005	3.95	159,059	7,676	4.83	130,293	5,180	3.98

Total interest bearing deposits	349,235	9,706	2.78	335,242	12,894	3.85	285,629	9,417	3.30
Short-term borrowings	2,751	59	2.17	537	23	4.28	2,460	128	5.20
Long-term debt	38,299	1,544	4.03	21,613	1,316	6.09	20,599	1,303	6.33

Total interest bearing liabilities	390,285	11,309	2.90	357,392	14,233	3.98	308,688	10,848	3.51

Noninterest bearing liabilities:
Demand deposits	38,149			37,393			37,792
Other liabilities	5,082			5,588			5,388

Total noninterest bearing liabilities	43,231			42,981			43,180

Stockholders’ equity	28,109			27,547			25,376

Total liabilities and stockholders’ equity	$461,625			$427,920			$377,244

Net interest income (tax equivalent basis)		15,258	3.10		12,452	2.54		11,415	2.68
Tax equivalent basis adjustment [5]		(665)			(707)			(615)

Net interest income[7]		$14,593			$11,745			$10,800

Average rate paid to fund interest earning Assets			2.56			3.48			3.01

Net interest income as a percentage of interest earning assets (tax equivalent basis)			3.44%			3.04%			3.18%

1	Includes $- in 2008, $39,000 in 2007 and $42,000 in 2006, representing income received under the U.S. Treasury Department’s Bank Enterprise Award certificate of deposit program.

2	Includes investment securities available for sale and held to maturity.

3	Includes nonperforming loans.

4	Includes loan fees of $413,000, $611,000 and $428,000 in 2008, 2007 and 2006 respectively.

5	The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2008, 2007 and 2006.

6	Includes $421,000 in 2008, $336,000 in 2007 and $64,000 in 2006 representing income received under the U.S. Treasury Department’s Bank Enterprise Award loan program.

7	The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by nine basis points in 2008, 2007 and 2006, respectively.
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

	2008 Net Interest Income Increase			2007 Net Interest Income Increase
	(Decrease) from 2007 due to:			(Decrease) from 2006 due to:
In thousands	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans:
Commercial	$349	$(157)	$192	$914	$(175)	$739
Real estate	2,134	(1,861)	273	1,274	902	2,176
Installment	(1)	(7)	(8)	87	(94)	(7)

Total loans	2,482	(2,025)	457	2,275	633	2,908
Taxable investment securities	1,027	(236)	791	249	513	762
Tax-exempt investment securities	(120)	(5)	(125)	285	(6)	279
Federal funds sold and securities purchased under agreements to resell	(866)	(309)	(1,175)	413	39	452
Interest-bearing deposits with banks	(20)	(46)	(66)	35	(14)	21

Total interest income	2,503	(2,621)	(118)	3,257	1,165	4,422

Interest expense
Demand deposits	(166)	447	281	(52)	(168)	(220)
Savings deposits	17	2	19	12	(1)	11
Money market deposits	(387)	2,605	2218	(785)	13	(772)
Time deposits	(891)	1,562	671	(1,145)	(1,351)	(2,496)
Short-term borrowings	(95)	58	(37)	100	5	105
Long-term debt	(1,017)	789	(228)	(64)	51	(13)

Total interest expense	(2,539)	5,463	2,924	(1,934)	(1,451)	(3,385)

Net interest income	$(36)	$2,842	$2,806	$1,323	$(286)	$1,037

Loans
Loans rose 16.8% to $271.9 million at December 31, 2008 from $232.8 million a year earlier with the increase occurring primarily in the commercial real estate portfolio.
Loans held for sale totalled $267,000 at December 31, 2008 compared to $226,000 at December 31, 2007, while loans originated for sale totalled $1 million in 2008 compared to $3.3 million in both 2007. Sales of these loans, along with the related gains also declined. These loans represent long-term fixed rate residential mortgages that the Corporation does not retain in the portfolio to mitigate its interest rate risk to rising interest rates.
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
At December 31, 2008, loans to churches totalled $73.4 million, representing 25.2% of total loans outstanding, all of which are secured by real estate, compared to $62.4 million and 26.8% at December 31, 2007. $3.5 million of such loans are on nonaccrual status while there are none that are past due 90 days or more and still accruing. The nonaccrual church loans meet the definition of an impaired loan in accordance with Statement No. 114, “Accounting by Creditors for Impairment of a Loan”. Based on the value of the underlying collateral, the impaired church loans do not currently have a specific allowance recorded against them.
The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate. The Bank expects to maintain the aforementioned types of lending.
Maturities and interest sensitivities of loans
Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2008 is presented below.

		Due from
		One Year
	Due in One	Through	Due After
In thousands	Year or Less	Five Years	Five Years	Total

Commercial	$20,229	$10,319	$13,800	$44,348
Real estate:
Construction	47,938	1,803	—	49,741
Mortgage	25,194	20,823	130,646	176,663
Installment	588	374	192	1,154

Total	$93,949	$33,319	$144,638	$271,906

Loans at fixed interest rates	$24,654	$20,998	$28,227	$73,879
Loans at variable interest rates	69,295	12,321	116,411	198,027

Total	$93,949	$33,319	$144,638	$271,906

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands	2008	2007	2006	2005	2004

Commercial	$44,366	$44,504	$32,572	$2,536	$16,450
Real estate	226,546	187,447	165,828	155,711	142,085
Installment	1,153	1,061	1,176	1,261	1,171

Total loans	272,065	233,012	199,576	179,508	159,706
Less: Unearned income	159	188	292	291	347

Loans	$271,906	$232,824	$199,284	$179,217	$159,359

Summary of loan loss experience
Changes in the allowance for loan losses are summarized below.

Dollars in thousands	2008	2007	2006	2005	2004

Balance, January 1	$3,000	$2,400	$2,165	$2,076	$2,145

Charge-offs:
Commercial loans	651	118	108	68	229
Real estate loans	118	22	2	—	8
Installment loans	23	66	39	16	9

Total	792	206	149	84	246

Recoveries:
Commercial loans	5	2	87	5	23
Real estate loans	—	2	—	29	—
Installment loans	1	30	18	24	10

Total	6	34	105	58	33

Net (charge-offs) recoveries	(786)	(172)	(44)	(26)	(213)
Provision for loan losses charged to operations	1,586	772	279	115	144

Balance, December 31	$3,800	$3,000	$2,400	$2,165	$2,076

Net charge-offs as a percentage of average loans	.31%	.08%	.03%	.02%	.15%
Allowance for loan losses as a percentage of loans	1.40	1.29	1.20	1.21	1.30
Allowance for loan losses as a percentage of nonperforming loans	44.13	37.67	40.45	107.39	171.15

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio that cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.
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
The allowance represented 1.40% of total loans at December 31, 2008 and 1.29% at December 31, 2007, while the allowance represented 44.13% of total nonperforming loans at December 31, 2008 compared to 37.67% for the prior year. The allowance at the end of 2008 rose to $3.8 million from $3 million a year earlier due to an increase in the provision for loan losses resulting primarily from the increase in nonperforming loans, along with the growth during 2008 in the loan portfolio.
Allocation of the allowance for loan losses
The allowance for loan losses has been allocated based on management’s estimates of the risk elements within the loan categories set forth below at December 31.

	2008		2007		2006		2005		2004
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loan		of Loan		of Loan		of Loan		of Loan
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
Dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$1,102	15.22%	$1,098	19.11%	$730	16.32%	$626	13.14%	$567	10.32%
Real estate	2,306	84.00	1,709	80.43	1,427	83.09	1,174	86.39	1,120	88.94
Installment	6	.78	91	.46	21	.49	25	.47	35	.74
Unallocated	386	—	102	—	222	—	340	—	354	—

Total	$3,800	100.00%	$3,000	100.00%	$2,400	100.00%	$2,165	100.00%	$2,076	100.00%

Allowance allocations are subject to change based on the levels of classified loans in each segment of the portfolio. The minimum levels of reserves by internal loan classification are .125% for pass loans, 1% for special mention loans, 3% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods. The unallocated allocation is based upon management’s evaluation of the underlying inherent risk in the loan portfolio that has not been measured on an individual basis. Such evaluation includes economic and business conditions within the Bank’s market area, portfolio concentrations, credit quality and delinquency trends. An additional factor is the demographics in the Bank’s market area. Because CNB serves primarily low to moderate income communities, in general, the inherent credit risk profile of the loans it makes has a greater degree of risk than if a more economically diverse demographic area were served.

Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands	2008	2007	2006	2005	2004

Loans past due 90 days or more and still accruing:
Commercial	$—	$43	$—	$—	$—
Real estate	376	377	1,254	162	218
Installment	8	18	5	7	4

Loans past due 90 days or more and still accruing	384	438	1,259	169	222

Nonaccrual loans:
Commercial	1,864	1,996	797	742	146
Real estate	6,356	5,485	3,899	1,020	763
Installment	7	45	38	85	82

Total nonaccrual loans	8,227	7,526	4,734	1,847	991

Total nonperforming loans	8,611	7,964	5,993	2,016	1,213
Other real estate owned	1,547	—	—	—	—

Total	$10,158	$7,964	$5,993	$2,016	$1,213

Nonperforming loans rose 8.1%, net of a $1.5 million transfer to other real estate owned, to $8.6 million at the end of 2008 due primarily to higher levels of commercial real estate loans past due ninety days or more and still accruing. Nonaccrual commercial loans includes $672,000 of loans guaranteed in part by the Small Business Administration, generally to the extent of 75% of the loan balance.
Nonaccrual mortgage loans include $3.5 million of loans to religious organizations, which have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy.
Total impaired loans at December 31, 2008 amounted to $5,811,000, with a related allocation of the allowance for loan losses totaling $310,000. Most of these loans were comprised of church loans.
Troubled debt restructured loans, (not reflected in the above table) totaled $2.7 million at December 31, 2008 and were comprised of four loans, two of which were church loans totaling $2.4 million.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits.
These municipal and U.S. Government accounts represent a substantial part of the Bank’s business, tend to have high balance relationships and comprised most of the Bank’s accounts with balances of $100,000 or more at December 31, 2008 and 2007.
While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable or available for use as collateral for repurchase agreements. The Bank expects to continue seeking municipal account relationships.
Total deposits rose to $407.1 million at December 31, 2008 from $394.9 million a year earlier, while average deposits increased 4% to $387.4 million in 2008 from $372.6 million in 2007. The increases in deposits occurred due to higher brokered deposit balances.
Passbook and statement savings deposits totalled $24.7 million at December 31, 2008 compared to $28.1 million a year earlier, while such savings accounts averaged $26.6 million in 2008 compared to $29.9 million in 2007. The declines, which have been consistent in recent years, resulted from a shift into higher earning deposit products.
Money market deposit accounts rose 12.1% to $119.5 million at December 31, 2008 from $106.6 million a year earlier, while average money market deposits decreased 8.9% to $98.8 million in 2008 from $108.5 million in 2007. The changes occurred primarily due to changes in municipal deposit account balances.
Interest-bearing demand deposit account balances declined 41.2% to $39 million at the end of 2008 compared to $66.3 million at year-end 2007, while the related average balance of $46.3 million was 22.4% higher in 2008 than the average of $37.8 million in 2007. Higher municipal account balances was the primary factor in these fluctuations.
Time deposits rose to $187.7 million at December 31, 2008 from $159.3 million at the end of 2007, while average time deposits were $177.5 million in 2008, 8.9% greater than the average of $159.1 million in 2007. Both increases arose from higher brokered deposits balances used to fund investment purchases. These balances rose from $25.2 million at the end of 2007 to $46 million a year later. Brokered deposits are expected to comprise an increasing component of the Bank’s funding sources due to the increased costs of attracting retail deposits compared to the costs of acquiring brokered deposits.
Short-term borrowings
Short-term borrowings totalled $1.9 million at December 31, 2008 compared to $1.2 million at December 31, 2007, while average short-term borrowings of $2.8 million in 2008, were significantly higher than the 2007 average of $537,000 due higher borrowing requirements during the summer months of 2008 when certain municipal account balances are normally drawn down.
Long-term debt
During 2008, the Corporation repaid $7.5 million in Federal Home Loan Bank advances while drawing down $39.7 million in such advances. All of the advances are long-term and were used to fund leveraged transactions against agency investment securities. As a result, long-term debt rose to $51.6 million at December 31, 2008 from $19.8 million a year earlier, while the related average balance was $21.6 million in 2007 compared to $38.3 million in 2008.
Results of operations – 2008 compared with 2007
2008 earnings included investment portfolio writedowns totaling $2.7 million and a substantially higher loan loss provision, which rose $814,000 from 2007. Despite these negative charges, the Corporation still recorded net income of slightly over $1 million, compared to $1,867,000 in 2007 due to significantly higher net interest income along with various nonrecurring sources of income.
Included in both years’ earnings were awards received from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The awards were based in part on the Bank’s lending efforts in qualifying lower income communities. Award income attributable to its lending efforts totalled $421,000 in 2008, $336,000 in 2007 and $64,000 in 2006.
The Bank also recorded award income related to time deposits made in other CDFI’s of $39,000 in 2007 and $42,000 in 2006.
Finally, the Bank recorded award income of $18,000 in 2008 and $19,000 in 2007 as a recovery of approved technology costs.
In total, $439,000 of award income was recorded in 2008, while $394,000 was recorded in 2007 and $128,000 was recorded in 2006.
These awards are dependent on the availability of funds in the CDFI Fund as well as the Bank meeting various qualifying standards. Accordingly, there is no assurance that the Bank will continue to receive these awards in the future.
On a fully taxable equivalent (“FTE”) basis, net interest income increased 16.8% to $14.6 million from $12.5 million in 2007, while the related net interest margin rose 40 basis points, from 3.04% to 3.44%. A lower interest rate environment along with a steepened yield curve, combined with an increase in earning assets contributed to the higher net interest income and net interest margin.
A significantly lower cost of funds was the reason for the improved net interest margin. The yield on interest earning assets declined 52 basis points, from 6.52% to 6%, while the cost to fund those assets fell 92 basis points, from 3.48% to 2.56%. Average interest earning assets increased 8.1%, with the loan portfolio providing the greatest increase.
Service charges on deposit accounts rose 8.5% from 2007 due primarily to higher income derived from an overdraft protection program.
Other income was up 22.6% in 2008 due primarily to a gain from the Bank’s unconsolidated leasing subsidiary of $185,000 compared to a $9,000 loss in 2007.
Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totalled $12.3 million in 2008, a 7.4% increase compared to $11.4 million in 2007, driven primarily by higher compensation costs.
Salaries and other employee benefits expense rose 3.6%, an increase that was held down by various nonqualified benefit plan overaccrual reversal adjustments. $76,000 of supplemental executive retirement plan benefit overaccruals along with $26,000 of director retirement plan benefit overaccruals were reversed, partially offsetting significant increases in merchant card fees and FDIC insurance expense. Costs were also higher due to the operation of a branch acquired in March 2007 for a full year, normal recurring merit salary increases, and higher health insurance costs and an increase in 401K savings plan expense due to the reversal in 2007 of accrued discretionary 401K plan expense that was never used.
Occupancy expense rose 8.6% due primarily to the branch acquisition.
Equipment expense was 15.8% higher due primarily to the branch acquisition along with higher service agreement costs.
Other expenses rose 12.1% in 2008 due primarily to an increase in FDIC insurance expense from $40,000 to $429,000 along with increased merchant card charges, which represent credit card fees incurred by customers but absorbed by the Bank and offset by compensating deposit account balances. These charges rose from $334,000 to $471,000.
The Corporation recorded an income tax benefit in 2008 due to the resolution of a tax contingency item. Income tax expense as a percentage of pre-tax income was 16.6% in 2007.
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
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank, Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. During 2008, the Bank pledged most of its commercial real estate portfolio along with most of its MBS investment portfolio to the Federal Home Loan Bank to be used as collateral for advances or letters of credit.
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
The major contributions during 2008 from operating activities to the Corporation’s liquidity came from net income along with proceeds from the sale of loans held for sale.
Net cash used in investing activities during 2008 was primarily used for purchases of investment securities available for sale, which amounted to $50.8 million and loans, which rose $41.4 million, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $21.8 million
The primary source of funds from financing activities resulted from the issuance of long-term debt.
Illiquidity in certain segments of the investment portfolio may limit the Corporation’s ability to dispose of various securities, although management believes that the Corporation has sufficient resources to meet all its liquidity demands. Should the market for these and similar types of securities, such as single issuer trust preferred securities, continue to deteriorate, or should credit weakness develop, additional illiquidity could occur within the investment portfolio.
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
Commitments, contingent liabilities, and off-balance sheet arrangements
The following table shows the amounts and expected maturities of significant commitments as of December 31, 2008. Further information on these commitments is included in Note 20 of the Notes to Consolidated Financial Statements.

		One to
	One Year	Three	Three to
In thousands	or Less	Years	Five Years	Total

Commitments to extend credit:
Commercial loans and lines of credit	$45,025	$—	$—	$45,025
Commercial mortgages	35,070	—	—	35,070
Credit cards	—	—	924	924
Residential mortgages	1,079	—	—	1,079
Home equity and other revolving lines of credit	1,109	—	—	1,109
Standby letters of credit	34	—	—	34

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB’s historical experience.
Effects of inflation
Inflation, as measured by the consumer price index (“CPI”), including all items for all urban consumers, rose 3.8% in 2008 compared to 2.8% in 2007 and 3.2% in 2006.
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
One measure of interest rate risk is the interest-sensitivity analysis, which details the repricing differences for assets and liabilities for given periods. The primary limitation of this analysis is that it is a static (i.e., as of a specific point in time) measurement that does not capture risk that varies nonproportionally with changes in interest rates. Because of this limitation, the Corporation uses a simulation model as its primary method of measuring interest rate risk. This model, because of its dynamic nature, forecasts the effects of different patterns of rate movements on the Corporation’s mix of interest sensitive assets and liabilities.
The following table presents the Corporation’s sensitivity to changes in interest rates, categorized by repricing period. Various assumptions are used to estimate expected maturities. The actual maturities of these instruments could vary substantially if future prepayments differ from estimated experience.
Interest Sensitivity Gap Analysis

	December 31, 2008
		One Year	Two Years	Three Years	Four Years
	One Year	to	to	to	to	More than
In thousands	Or Less	Two Years	Three Years	Four Years	Five Years	Five Years	Total

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$18,200	$—	$—	$—	$—	$—	$18,200
Interest-bearing deposits with banks	226	—	500	—	—		726
Investment securities	66,599	26,403	10,595	12,881	8,988	53,839	179,305
Loans	144,143	31,888	30,589	18,311	27,031	19,944	271,906

	229,168	58,291	41,684	31,192	36,019	73,783	470,137

Interest bearing liabilities:
Deposits:
Savings	183,172	—	—	—	—		183,172
Time	128,425	26,883	13,241	5,428	8,587	5,111	187,675
Short-term borrowings	1,850	—	—	—	—	—	1,850
Long-term debt	2,600	3,300	16,000	2,000	8,500	19,200	51,600

	316,047	30,183	29,241	7,428	17,087	24,311	424,297

Interest sensitivity gap:
Period gap	$(86,879)	$28,108	$12,443	$23,764	$18,932	$49,472	$45,840
Cumulative gap	(86,879)	(58,771)	(46,328)	(22,564)	(3,632)	45,840	—

The cumulative gap between the Corporation’s interest rate sensitive assets and its interest sensitive liabilities was $45.7 million at December 31, 2008. This means that the Corporation has a “positive gap” position, which theoretically will cause its assets to reprice faster than its liabilities. In a rising interest rate environment, interest income may be expected to rise faster than the interest received on earning assets, thus improving the net interest spread. Over a one-year time horizon, however, the gap is negative, although the period gap becomes positive in the second year and all periods listed thereafter.
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
At December 31, 2008, the most recently prepared model indicates that net interest income would decline 6.3% from base case scenario if interest rates rise 200 basis points and decline 22.5% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 31.9% if rates rose 200 basis points and decline 22.6% if rates declined 200 basis points.
These results indicate that the Corporation is liability sensitive, meaning that the interest rate risk is higher if interest rates rise. The Corporation expects to mitigate this risk during 2009 and 2010.
Capital
The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

	Consolidated		Bank Only
	December 31,		December 31,
Dollars in thousands	2008	2007	2008	2007

Total stockholders’ equity	$28,092	$28,872	$32,386	$29,155
Net unrealized loss on investment securities available for sale	1,124	623	1,124	623
Net unrealized loss on equity securities available for sale	(25)	(17)	(25)	(17)
Disallowed intangibles	(985)	(1,254)	(985)	(1,254)
Qualifying trust preferred securities	4,000	4,000	—	—

Tier 1 capital	32,206	32,226	32,500	28,507

Qualifying long-term debt	5,220	5,260	5,000	5,000
Allowance for loan losses	3,800	3,000	3,800	3,000
Other	165	165	165	165

Tier 2 capital	9,185	8,425	8,965	8,165

Total capital	$41,391	$40,651	$41,465	$36,672

Risk-adjusted assets	$327,479	$280,964	$326,961	$280,815
Average total assets	492,388	445,077	492,827	444,890

Risk-based capital ratios:
Tier 1 capital to risk- adjusted assets	9.83%	11.47%	9.94%	10.15%
Regulatory minimum	5.00	5.00	5.00	5.00
Total capital to risk- adjusted assets	12.64	14.47	12.68	13.06
Regulatory minimum	8.00	8.00	8.00	8.00
Leverage ratio	6.54	6.41	6.61	6.41
Total stockholders’ equity to total assets	5.68	6.43	6.55	6.49

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
Consolidated capital ratios declined due to reduced earnings along with a significant rise in assets due to higher municipal deposit balances. Bank-only ratios were generally higher due to the downstreaming of $3.6 million of capital by the parent holding company.
While both the Corporation and the Bank were well-capitalized at December 31, 2008, additional impairment charges could be incurred, although the management believes that capital levels are sufficient to absorb additional losses and still remain well-capitalized. Additionally, management may improve capital ratios, if necessary, by readily reducing its municipal deposit levels.
Results of operations – 2007 compared with 2006
Net income declined to $1,867,000 in 2007 from $2,468,000 in 2006 due primarily to a $583,000 gain from the sale of a Bank-

owned property on which a branch office was located recorded in 2006 that did not recur in 2007 and sharply higher occupancy expenses resulting from the branch acquisition.
Included in both years’ earnings were awards received from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The awards were based in part on the Bank’s lending efforts in qualifying lower income communities. Award income attributable to its lending efforts totaled $336,000 in 2007, $64,000 in 2006 and $54,000 in 2005.
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
Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totaled $11.4 million in 2007, a 15% increase compared to $10 million in 2006. The acquisition of the branch was the primary cause for the higher expense levels.
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
Deferred income taxes
The Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. Management considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed quarterly as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established and any subsequent changes to such allowance would require an adjustment to income tax expense that could adversely affect the Corporation’s operating results.

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
The unrealized losses in the available for sale and held to maturity portfolios at December 31, 2008 were caused by a number of factors including credit weakness by certain issuers, downgrades by rating agencies of certain issuers and providers of credit enhancements to tax-exempt securities and illiquidity in the markets for certain types of securities. There are no investment securities that the Corporation currently believes it is not probable that it will recover the carrying value and collect all interest payments. Accordingly, management does not believe that any individual unrealized losses at December 31, 2008 represent an other-that-temporary impairment. Additionally, the Corporation has the intent and ability to hold these securities for the time necessary to recover the full carrying value, including holding the securities until maturity.
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Information regarding this Item appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Interest Rate Sensitivity.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
Dollars in thousands, except per share data	2008	2007

Assets
Cash and due from banks (Note 2)	$7,613	$22,819
Federal funds sold (Note 3)	18,200	22,000
Interest-bearing deposits with banks	726	278
Investment securities available for sale (Note 4)	125,591	103,618
Investment securities held to maturity (Market value of $54,537 at December 31, 2008 and $54,005 at December 31, 2007) (Note 5)	53,714	53,938
Loans held for sale	267	226
Loans (Note 6)	271,906	232,824
Less: Allowance for loan losses (Note 7)	3,800	3,000

Net loans	268,106	229,824

Premises and equipment (Note 8)	3,242	3,601
Accrued interest receivable	2,796	2,672
Cash surrender value of life insurance	5,345	4,928
Other real estate owned	1,547	—
Other assets (Notes 13 and 14)	7,392	5,844

Total assets	$494,539	$449,748

Liabilities and Stockholders’ Equity
Deposits: (Notes 4, 5, and 9)
Demand	$36,270	$34,543
Savings	183,172	200,996
Time	187,675	159,317

Total deposits	407,117	394,856
Accrued expenses and other liabilities	5,880	5,070
Short-term borrowings (Note 10)	1,850	1,150
Long-term debt (Note 11)	51,600	19,800

Total liabilities	466,447	420,876

Commitments and contingencies (Note 20)
Stockholders’ equity (Notes 15, 16 and 23):
Preferred stock, no par value: Authorized 100,000 shares (Note 15);
Series A , issued and outstanding 8 shares in 2008 and 2007	200	200
Series C , issued and outstanding 108 shares in 2008 and 2007	27	27
Series D , issued and outstanding 3,280 shares in 2008 and 2007	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2008 and 2007	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2008 and 2007	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2008 and 2007
131,330 shares outstanding in 2008 and 131,987 shares outstanding in 2007	1,345	1,345
Surplus	1,115	1,115
Retained earnings	16,694	16,922
Accumulated other comprehensive loss	(1,124)	(623)
Treasury stock, at cost - 3,200 and 2,543 common shares in 2008 and 2007, respectively	(225)	(174)

Total stockholders’ equity	28,092	28,872

Total liabilities and stockholders’ equity	$494,539	$449,748

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income

	Year Ended December 31,
Dollars in thousands, except per share data	2008	2007	2006

Interest income
Interest and fees on loans	$16,967	$16,510	$13,602
Interest on Federal funds sold and securities purchased under agreements to resell	217	1,392	940
Interest on deposits with banks	24	90	67
Interest and dividends on investment securities:
Taxable	7,404	6,613	5,851
Tax-exempt	1,290	1,373	1,189

Total interest income	25,902	25,978	21,649

Interest expense
Interest on deposits (Note 9)	9,706	12,894	9,417
Interest on short-term borrowings	59	23	128
Interest on long-term debt	1,544	1,316	1,303

Total interest expense	11,309	14,233	10,848

Net interest income	14,593	11,745	10,801
Provision for loan losses (Note 7)	1,586	772	279

Net interest income after provision for loan losses	13,007	10,973	10,522

Other operating income
Service charges on deposit accounts	1,443	1,332	1,157
Other income (Note 12)	1,568	1,352	1,586
Net (losses) gains on securities transactions (Notes 4 and 5)	(2,732)	10	(19)

Total other operating income	279	2,694	2,724

Other operating expenses
Salaries and other employee benefits (Note 14)	6,205	5,992	5,503
Occupancy expense (Note 8)	1,304	1,201	920
Equipment expense (Note 8)	651	562	577
Other expenses (Note 12)	4,118	3,673	3,035

Total other operating expenses	12,278	11,428	10,035

Income before income tax expense	1,008	2,239	3,211
Income tax (benefit) expense (Note 13)	(50)	372	743

Net income	$1,058	$1,867	$2,468

Net income per common share (Note 17)
Basic	$1.87	$8.28	$13.04
Diluted	1.87	8.09	12.54

Basic average common shares outstanding	131,688	132,306	133,246
Diluted average common shares outstanding	131,688	148,623	143,924

Cash dividends declared per common share	$3.60	$3.50	$3.25

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes
in Stockholders’ Equity

					Accumulated
					Other
	Common		Preferred	Retained	Comprehensive	Treasury
Dollars in thousands	Stock	Surplus	Stock	Earnings	(Loss) Income	Stock	Total

Balance, December 31, 2005	$1,345	$1,115	$9,237	$14,799	$(973)	$(46)	$25,477
Comprehensive income:
Net income	—	—	—	2,468	—	—	2,468
Unrealized holding losses on securities arising during the period (net of tax of $(7))	—	—	—	—	(17)	—	(17)
Reclassification adjustment for losses included in net income (net of tax of $7)	—	—	—	—	12	—	12

Total comprehensive income	—	—					2,463
Conversion of long-term debt into preferred stock	—	—	800	—	—	—	800
Proceeds from issuance of preferred stock	—	—	250	—	—	—	250
Purchase of treasury stock	—	—	—	—	—	(63)	(63)
Dividends paid on common stock	—	—	—	(434)	—	—	(434)
Dividends paid on preferred stock	—	—	—	(731)	—	—	(731)

Balance, December 31, 2006	1,345	1,115	10,287	16,102	(978)	(109)	27,762
Cumulative adjustment to beginning retained earnings upon adoption of FIN #48	—	—	—	188	—	—	188

Adjusted Balance, January 1, 2007	1,345	1,115	10,287	16,290	(978)	(109)	27,950
Net income	—	—	—	1,867	—	—	1,867
Unrealized holding gains on securities arising during the period (net of tax of $145)	—	—	—	—	363	—	363
Reclassification adjustment for losses included in net income (net of tax of $(3))	—	—	—	—	(8)	—	(8)

Total comprehensive income	—	—					2,222
Purchase of treasury stock	—	—	—	—	—	(65)	(65)
Dividends paid on common stock	—	—	—	(464)	—	—	(464)
Dividends paid on preferred stock	—	—	—	(771)	—	—	(771)

Balance, December 31, 2007	1,345	1,115	10,287	16,922	(623)	(174)	28,872
Net income	—	—	—	1,058	—	—	1,058
Unrealized holding gains on securities arising during the period (net of tax of $922))	—	—	—	—	(2,304)	—	(2,304)
Reclassification adjustment for losses included in net income (net of tax of $(929))	—	—	—	—	1,803	—	1,803

Total comprehensive income	—	—					557
Proceeds from issuance of preferred stock	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(51)	(51)
Dividends paid on common stock	—	—	—	(474)	—	—	(474)
Dividends paid on preferred stock	—	—	—	(812)	—	—	(812)

Balance, December 31, 2008	$1,345	$1,115	$10,287	$16,694	$(1,124)	$(225)	$28,092

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2008	2007	2006

Operating activities
Net income	$1,058	$1,867	$2,468
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	495	430	458
Provision for loan losses	1,586	772	279
(Discount accretion) premium amortization of investment securities	(65)	(335)	122
Amortization of intangible assets	213	197	120
Net losses (gains) on sales and early redemptions of investment securities	44	(10)	19
Net gains on sales of loans held for sale	(18)	(72)	(39)
Writedowns of investment securities	2,688	—	—
Net gain on sale of bank-owned properties	—	—	(583)
Loans originated for sale	(1,001)	(3,312)	(3,279)
Proceeds from sales and principal payments from loans held for sale	978	3,767	2,833
Increase in accrued interest receivable	(124)	(167)	(588)
Deferred taxes	(1,056)	236	(629)
Net increase in bank-owned life insurance	(197)	(185)	(159)
(Increase) decrease in other assets	(383)	(2,249)	742
Increase in accrued expenses and other liabilities	777	226	638

Net cash provided by operating activities	4,995	1,165	2,402

Investing activities
Purchase of loans	—	(18,734)	—
Increase in loans, net	(41,415)	(14,978)	(20,235)
(Increase) decrease in interest bearing deposits with banks	(448)	375	607
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	21,774	48,501	47,062
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	10,964	4,792	918
Proceeds from sales of investment securities available for sale	5,179	3,195	3,725
Purchases of investment securities available for sale	(50,849)	(38,230)	(57,298)
Purchases of investment securities held to maturity	(12,274)	(5,280)	(15,009)
Purchases of bank-owned life insurance, net	(220)	—	(714)
Proceeds from sale of bank-owned properties	—	—	1,013
Purchases of premises and equipment	(136)	(302)	(275)

Net cash used in investing activities	(67,425)	(20,661)	(40,206)

Financing activities
Purchase of deposits	—	11,016	—
Increase in deposits	12,261	41,424	29,987
Increase (decrease) in short-term borrowings	700	750	(140)
Proceeds from issuance of long-term debt	43,000	5,000	—
Decrease in long-term debt	(11,200)	(4,806)	(294)
Proceeds from issuance of preferred stock	—	—	250
Purchases of treasury stock	(51)	(65)	(63)
Dividends paid on preferred stock	(812)	(771)	(731)
Dividends paid on common stock	(474)	(464)	(434)

Net cash provided by financing activities	43,424	52,084	28,575

Net (decrease) increase in cash and cash equivalents	(19,006)	32,588	(9,229)

Cash and cash equivalents at beginning of year	44,819	12,231	21,460

Cash and cash equivalents at end of year	$25,813	$44,819	$12,231

Cash paid during the year:
Interest	$11,728	$14,050	$10,315
Income taxes	1,582	842	996

Non-cash transactions
Transfer of investments from held to maturity to available for sale	1,500	—	—
Transfer of loans to other real estate owned	1,547	—	—
Conversion of long-term debt into preferred stock	—	—	800
See accompanying notes to consolidated financial statements.

Note 1 Summary of significant accounting policies
The accounting and reporting policies of City National Bancshares Corporation (the “Corporation” or “CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II conform with U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. Judgments related to securities valuation and impairment are also critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Accordingly, it is reasonably possible that the Corporation may be required to record additional other than temporary impairment charges in future periods. The following is a summary of the more significant policies and practices.
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
CNB offers equipment leasing services through its minority ownership interest in an unconsolidated leasing company.
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
Securities to be held for indefinite periods of time but not intended to be held until maturity or on a long-term basis are classified as investment securities available for sale. Securities held for indefinite periods of time include securities that the Corporation intends to use as part of its interest rate sensitivity management strategy and that may be sold in response to changes in interest rates, resultant risk and other factors. Investment securities available for sale are reported at fair market value, with unrealized gains and losses, net of deferred tax, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity. Gains and losses realized from the sales of securities available for sale are determined using the specific identification method. Premiums are amortized and discounts are accreted using the ”level yield” method.
The Corporation holds mortgage-backed securities in its investment portfolios. Such securities are subject to changes in the prepayment rates of the underlying mortgages, which may affect both the yield and maturity of the securities.
Investment securities deemed to be other than temporarily impaired are permanently written down from their carrying values to their estimated fair market values, based on impairment measurement tests which are performed quarterly and which require significant judgment. A number of factors are evaluated by management including the duration and extent to which the fair value of an investment is less than its carrying value, the financial condition of the issuer, credit subordination, the effect of rating agency downgrades and cash flow projections. Additionally, the Bank has utilized an outside consultant to determine the collateral protection and prospective cash flows to provide assurance as to the ultimate collectability of certain collateralized debt obligations included in the portfolio. The impairment is deemed other than temporary if there are serious credit concerns regarding a particular debt issuer or it is probable that principal and interest will not be received in accordance with the contractual terms.
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
The Corporation has defined the population of impaired loans to be all nonaccrual commercial, multi-family and construction loans of $100,000 or more. Impaired loans of $100,000 or more are individually assessed to determine that the loan’s carrying value does not exceed the fair value of the underlying collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage and installment loans, are specifically excluded from the impaired loan portfolio.
Trouble debt restructured (“TDR”) loans are those loans whose terms have been modified because of deterioration of the financial condition of the borrower to provide for a reduction of interest or principal payments, or both. An allowance is established for all TDR loans based on the present value of the respective loan’s future cash flows.
Allowance for loan losses
The majority of the Bank’s commercial real estate loans are secured by real estate in the metropolitan New York City area. Accordingly, as with most financial institutions in the market area,

the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in market conditions.
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
Other assets
Other assets includes the Bank’s 35.4% interest in a leasing company. The investment in the unconsolidated investee is carried on the equity method of accounting whereby the carrying value of the investment reflects the Corporation’s initial cost of the investment and the Corporation’s share of the leasing company’s annual net income or loss.
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
Core deposit premiums
The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period, its estimated useful life, and is reviewed at least annually for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets.” If an impairment is found to exist, the carrying value is reduced by a charge to earnings. Amortization totaled $213,000 in 2008, $197,000 in 2007 and $120,000 in 2006.
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
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Such temporary differences include depreciation and the provision for possible loan losses. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

The Emerging Issues Task Force (“EITF”) approved a Consensus, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in September 2006, which requires that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. Because there are no split-dollar arrangements, there was no effect on the financial condition or results of operations of the Corporation.
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This standard replaces FASB SFAS No. 141 and provides principles and requirements for how an acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; (2) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation does not expect the adoption of this standard to have a significant impact on the financial condition or results of operations of the Corporation.
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
This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Corporation does not expect the adoption of this standard to have a significant impact on the financial condition or results of operations of the Corporation.
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
Reclassifications
Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements in order to conform with the 2008 presentation.
Note 2 Cash and due from banks
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $2,001,000 in 2008 and $1,511,000 in 2007.
Note 3 Federal funds sold and securities purchased under agreements to resell
Federal funds sold averaged $10.6 million during 2008 and $28.2 million in 2007, while the maximum balance outstanding at any month-end during 2008, 2007 and 2006 was $23.8 million, $79.5 million and $45 million, respectively. There were no securities purchased under repurchase agreements in 2008, 2007 or 2006.
Note 4 Investment securities available for sale
The amortized cost and fair values at December 31 of investment securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$4,009	$5	$57	$3,957
Obligations of U.S. government sponsored entities	19,157	181	326	19,012
Obligations of state and political subdivisions	548	4	—	552
Mortgage-backed securities	88,356	2,408	134	90,630
Other debt securities	11,645	149	3,996	7,798
Equity securities:
Marketable securities	678	—	40	638
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	2,889	—	—	2,889

Total	$127,397	$2,747	$4,553	$125,591

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$6,860	$198	$226	$6,832
Obligations of U.S. government sponsored entities	10,844	62	11	10,895
Obligations of state and political subdivisions	551	6	—	557
Mortgage-backed securities	74,640	196	563	74,273
Other debt securities	9,618	15	665	8,968
Equity securities:
Marketable securities	646	—	28	618
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,360	—	—	1,360

Total	$104,634	$477	$1,493	$103,618

The amortized cost and the fair values of investments in debt securities available for sale as of December 31, 2008 are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within one year:
U.S. Treasury securities and obligations of U.S. government agencies	$1,083	$1,088
Obligations of U.S. government sponsored entities	—	—
Due after one year but within five years:
Obligations of U.S. government sponsored entities	3,805	3,922
Mortgage-backed securities	162	166
Obligations of state and political subdivisions	548	552
Other debt securities	498	489
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	2,264	2,218
Obligations of U.S. government sponsored entities	3,431	3,427
Mortgage-backed securities	5,975	6,094
Other debt securities	1,000	544
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	662	651
Obligations of U.S. government sponsored entities	11,921	11,663
Mortgage-backed securities	82,219	84,370
Other debt securities	10,147	6,765

Total debt securities	123,715	121,949
Equity securities	3,682	3,642

Total	$127,397	$125,591

Sales of investment securities available for sale resulted in gross losses of $49,000, $14,000 and $19,000 and gross gains of $- $24,000 and $- in 2008, 2007 and 2006, respectively. Additionally, impairment charges of $1,244,000 were recorded during 2008. These charges resulted from the determination that the unrealized losses in two collateralized debt obligations (“CDOs”) were other than temporary, based on the expectation that it is probable that all principal and interest payments will not be received in accordance with the securities’ contractual terms.
Interest and dividends on investment securities available for sale were as follows:

In thousands	2008	2007	2006

Taxable	$6,001	$5,187	$4,853
Tax-exempt	20	94	110

Total	$6,021	$5,281	$4,963

Investment securities available for sale with a carrying value of $105.8 million were pledged to secure U.S. government and municipal deposits and Federal Home Loan Bank borrowings at December 31, 2008.
Investment securities available for sale which have had continuous unrealized losses as of December 31, are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2008 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,701	$53	$168	$4	$2,869	$57
Obligations of U.S. Government sponsored entities	3,891	68	4,881	258	8,772	326
Mortgaged-backed securities	5,142	65	2,760	69	7,902	134
Other debt securities	2,722	274	3,829	3,722	6,551	3,996
Equity securities	—	—	678	40	678	40

Total	$14,456	$460	$12,316	$4,093	$26,772	$4,553

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2007 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$4,402	$36	$12,525	$190	$16,927	$226
Obligations of U.S. government sponsored entities	721	11	—	—	721	11
Mortgaged-backed securities	5,272	14	31,353	549	36,625	563
Other debt securities	6,120	429	1,765	236	7,885	665
Equity securities	—	—	646	28	646	28

Total	$16,515	$490	$46,289	$1,003	$62,804	$1,493

The gross unrealized losses set forth above as of December 31, 2008 were attributable primarily to single-issue trust preferred securities (“TRUPS”) issued by financial institutions, CDOs collateralized primarily by TRUPS issued by banks and other corporate debt, all of which are included with other debt securities. The fair value of these securities has been negatively impacted by the lack of liquidity in the overall TRUPS and corporate debt markets although all issuers continue to perform and the securities have investment grade ratings.
Management does not believe that any individual unrealized loss as of December 31, 2008 or 2007 represents an other-than-temporary impairment, although fair values have generally continued to decline in early 2009 and the aforementioned TRUPS and corporate debt securities have declined significantly. Management has determined that such losses are not other than temporary as all principal and interest payments are expected to be received in accordance with the securities’ contractual terms. The Corporation has the positive intent and ability to hold these securities for the time necessary to recover the amortized cost, including holding the securities until maturity.
Note 5 Investment securities held to maturity
The amortized cost and fair values as of December 31 of investment securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008 In thousands	Cost	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$8,500	$20	$—	$8,520
Obligations of state and political subdivisions	31,629	814	221	32,222
Mortgage-backed securities	12,089	269	—	12,358
Other debt securities	1,496	—	59	1,437

Total	$53,714	$1,103	$280	$54,537

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007 In thousands	Cost	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$14,594	$45	$117	$14,522
Mortgage-backed securities	5,175	25	68	5,132
Obligations of state and political subdivisions	31,665	406	203	31,868
Other debt securities	2,504	47	68	2,483

Total	$53,938	$523	$456	$54,005

During 2008, $9.6 million of callable securities were redeemed by the issuers prior to maturity resulting in gross gains of $5,700, while in 2007 $4 million of such securities were redeemed resulting in gross gains of $1,600 and $15,000 were redeemed in 2006 resulting in no gross gains or losses. Additionally, impairment charges of $1,429,000 were recorded during 2008 as a result of bankruptcy filings by two issues held in the portfolio. Subsequent to the recognition of the impairment charges, both securities were transferred to the AFS portfolio as a significant deterioration in creditworthiness occurred.
The amortized cost and the fair value of investment securities held to maturity as of December 31, 2008 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Obligations of state and political subdivisions	$336	$341
Other debt securities	1,001	991
Due after one year but within five years:
Obligations of state and political subdivisions	7,473	7,744
Due after five years but within ten years:
Obligations of U.S. government sponsored entities	1,000	1,000
Obligations of state and political subdivisions	14,745	15,134
Mortgage-backed securities	243	248
Due after ten years:
Obligations of U.S. government sponsored entities	7,499	7,519
Obligations of state and political subdivisions	9,075	9,003
Mortgage-backed securities	11,847	12,111
Other debt securities	495	446

Total	$53,714	$54,537

Interest and dividends on investment securities held to maturity were as follows:

In thousands	2008	2007	2006

Taxable	$1,403	$1,426	$998
Tax-exempt	1,270	1,279	1,079

Total	$2,673	$2,705	$2,077

Investment securities held to maturity with a carrying value of $25.9 million were pledged to U.S. government and municipal deposit funds and Federal Home Loan Bank borrowings at December 31, 2008.

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2008 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$4,753	$146	$647	$75	$5,400	$221
Other debt securities	1,437	59	—	—	1,437	59

Total	$6,190	$205	$647	$75	$6,837	$280

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2007 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of U.S. government sponsored entities	$1,784	$4	$6,402	$113	$8,186	$117
Mortgaged-backed securities	—	—	1,935	68	1,935	68
Obligations of state and political subdivisions	3,248	158	4,294	45	7,542	203
Other debt securities	1,432	68	—	—	1,432	68

Total	$6,464	$230	$12,631	$226	$19,095	$456

Management does not believe that any individual unrealized loss as of December 31, 2008 or 2007 represents an other-than-temporary impairment. The Corporation has the positive intent and ability to hold these securities for the time necessary to recover the amortized cost, including holding the securities until maturity.
Note 6 Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands	2008	2007

Commercial	$44,366	$44,504
Real estate	226,546	187,447
Installment	1,153	1,061

Total loans	272,065	233,012
Less:Unearned income	159	188

Loans	$271,906	$232,824

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.
At December 31, nonperforming loans were as follows:

In thousands	2008	2007

Nonaccrual loans	$8,227	$7,527
Loans with interest or principal 90 days or more past due and still accruing	384	438

Total nonperforming loans	$8,611	$7,965

The effect of nonaccrual loans on income before taxes is presented below.

In thousands	2008	2007	2006

Interest income foregone	$(692)	$(465)	$(174)
Interest income received	467	429	296

	$(225)	$(36)	$122

Nonperforming assets are generally well — secured by residential and small commercial real estate properties. It is the Bank’s intent to dispose of all other real estate owned (“OREO”) properties at the earliest possible date at or near current market value.
At December 31, 2008 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s loan portfolio is concentrated in the New York City metropolitan area and are secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $5,811,000 at December 31, 2008 compared to $1 million at December 31, 2007. The related allocation of the allowance for loan losses amounted to $310,000. $5,029,000 of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans during 2008 was $1 million and amounted to $3,000 in 2007. There was no interest income recognized on impaired loans during either 2008 or 2007. At December 31, 2008 there were $2.5 million of troubled debt restructured loans, with a related allowance of approximately $150,000, compared to none at December 31, 2007.
Note 7 Allowance for loan losses
Transactions in the allowance for loan losses are summarized as follows:

In thousands	2008	2007	2006

Balance, January 1	$3,000	$2,400	$2,165
Provision for loan losses	1,586	772	279
Recoveries of loans previously charged off	6	34	105

	4,592	3,206	2,549
Less: Charge-offs	792	206	149

Balance, December 31	$3,800	$3,000	$2,400

Note 8 Premises and equipment
A summary of premises and equipment at December 31 follows:

In thousands	2008	2007

Land	$329	$329
Premises	1,520	1,530
Furniture and equipment	4,238	4,092
Leasehold improvements	3,316	3,315

Total cost	9,403	9,266
Less: Accumulated depreciation and amortization	6,161	5,665

Total premises and equipment	$3,242	$3,601

Depreciation and amortization expense charged to operations amounted to $495,000, $430,000 and $458,000 in 2008, 2007, and 2006 respectively.

Note 9 Deposits
Deposits at December 31 are presented below.

In thousands	2008	2007

Noninterest bearing demand	$36,270	$34,543

Interest bearing:
Demand	39,040	66,276
Savings	24,670	28,149
Money market	119,462	106,571
Time	187,675	159,317

Total interest bearing deposits	370,847	360,313

Total deposits	$407,117	$394,856

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands	2008	2007

Three months or less	$47,301	$37,759
Over three months but within six months	4,893	15,685
Over six months but within twelve months	21,370	8,871
Over twelve months	24,733	19,791

Total deposits	$98,297	$82,106

Interest expense on certificates of deposits of $100,000 or more was $3,426,000, $4,446,000 and $2,660,000 in 2008, 2007 and 2006, respectively.
Note 10 Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.

		Average
		Interest		Average	Maximum
		Rate on	Average	Interest	Balance
	Decem-	Decem-	Balance	Rate	at any
	ber 31	ber 31	During	During	Month-
Dollars in thousands	Balance	Balance	the Year	the Year	End

2008
Federal funds purchased	$—	—%	$2,140	2.23%	$19,780
Securities sold under repurchase agreements	1,850	.30%	157	1.39	2,000
Demand note issued to the U.S. Treasury	—	—	454	2.13	6,000

Total	$1,850	.30%	$2,751	2.17%	$27,780

2007
Federal funds purchased	$—	—%	$11	5.53%	$—
Securities sold under repurchase agreements	1,150	.50%	63	.54	2,000
Demand note issued to the U.S. Treasury	—	—	463	4.76	5,216

Total	$1,150	.50%	$537	4.28%	$7,216

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $7,138,000. There was no balance outstanding under the note at December 31, 2008 and 2007.
The Corporation had short-term borrowing lines totalling $8 million at December 31, 2008 and 2007 with various correspondent banks which were unused at December 31, 2008 and 2007.
Note 11 Long-term debt
Long-term debt at December 31 is summarized as follows:

In thousands	2008	2007

FHLB convertible advances due from July 17, 2009 through August 6, 2018	$42,200	$10,200
5.00% capital note, due July 1, 2008	—	100
6.00% capital note, due December 28, 2010	200	300
8.00% capital note, due May 6, 2017	200	200
5.00% senior note, due February 21, 2022	5,000	5,000
Subordinated debt	4,000	4,000

Total	$51,600	$19,800

Interest is payable quarterly on the FHLB advances. The advances bear fixed interest rates ranging from 2.59% to 6.15% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.
The Corporation had borrowing lines with the Federal Home Loan Bank totaling $88.6 million at December 31, 2008 and $57.7 million at December 31, 2007, of which $79.5 million and $47.5 million was used and outstanding at December 31, 2008 and 2007, respectively. These lines may also be utilized for short-term borrowing purposes.
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
In March 2004, City National Bancshares Corporation issued $4 million of subordinated debentures to an unconsolidated subsidiary trust, based on the current three-month LIBOR rate, plus 2.79%. The rate in effect at December 31, 2008 was 4.66%. The debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.
Scheduled repayments on long-term debt are as follows:

In thousands	Amount

2009	$2,600
2010	3,300
2011	16,000
2012	2,000
2013	8,500
Thereafter	19,200

Total	$51,600

Note 12 Other operating income and expenses
The following table presents the major components of other operating income and expenses.

In thousands	2008	2007	2006

Other income
Income from off-site ATMs	$428	$420	$384
Agency fees on commercial loans	318	328	323
Earnings on cash surrender value of life insurance	248	225	198
Gain on sale of bank-owned properties	—	—	583
Undistributed gain (loss) from unconsolidated investee	185	(9)	(335)
Miscellaneous other income	389	388	433

Total other income	$1,568	$1,352	$1,586

Other expenses
Merchant card charges	$491	$334	$273
Marketing expense	471	447	359
FDIC insurance	429	40	39
Professional fees	342	264	231
Data processing	341	396	378
Management consulting fees	212	256	170
Miscellaneous other expenses	1,832	1,936	1,585

Total other expenses	$4,118	$3,673	$3,035

Note 13 Income taxes
The components of income tax expense are as follows:

In thousands	2008	2007	2006

Current expense
Federal	$755	$613	$1,103
State	251	212	269

	1,006	825	1,372

Deferred expense (benefit)
Federal	(826)	(368)	(552)
State	(230)	(85)	(77)

	(1,056)	(453)	(629)

Total income tax expense	$(50)	$372	$743

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands	2008	2007	2006

Federal income tax at statutory rate	$343	$756	$1,092
Increase (decrease) in income tax expense resulting from:
State income tax expense, net of federal benefit	60	83	127
Tax-exempt income	(462)	(485)	(465)
Life insurance	(66)	(63)	(54)
Increase in valuation allowance	423	—	—
Decrease in FIN 48	(363)	—	—
Other, net	15	81	43

Total income tax expense	$(50)	$372	$743

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands	2008	2007

Deferred tax assets
Unrealized losses on investment securities available for sale	$1,539	$393
Allowance for loan losses	1,370	964
Premises and equipment	453	153
Deposit intangible	6	145
Deferred compensation	1,166	1,020
Deferred income	295	225
Investment in partnership	114	—
Other assets	25	98

Total deferred tax asset	4,968	2,998

Deferred tax liabilities
Investment in partnership	—	245
Other	220	123

Total deferred tax liabilities	220	368

Deferred tax asset	$4,748	2,630
Valuation allowance	423	—

Net deferred tax asset	$4,325	$2,630

The net deferred asset represents the anticipated federal and state tax assets to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. If it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized, the deferred tax asset must be reduced by a valuation allowance based on the weight of all available evidence. The allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. During 2008, a $423,000 valuation allowance was established related to a capital loss which is not expected to be realized.
Management believes, based upon estimates of future taxable earnings, that more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets, net of deferred valuation allowance, although there can be no assurance about the level of future earnings.
The Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement Na. 109, “Accounting for income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. As of January 1, 2007 (the date of adoption), the Corporation had unrecognized tax benefits of $385,000 as a result of tax positions taken during prior periods, all of which would affect the Corporation’s effective tax rate if recognized. Accrued estimated penalties and interest on these tax positions were $42,000 at December 31, 2007. Estimated penalties and interest are included in income tax expense. The Corporation’s tax returns are subject to examination by federal tax authorities for the years 2005 through 2007 and by state authorities also for the years 2005 through 2007. The adoption of FASB Interpretation No. 48 resulted in a charge to retained earnings of $188,000 at January 1, 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands

Balance at January 1,2008 $188	$427
Additions based on tax positions related to the current year	48
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(363)

Balance at December 3l, 2008	$112

The decrease in the unrecognized tax benefit during the year relates to the statute expiring in regards to the resolution of a tax matter.

Note 14 Benefit plans
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $94,000 in 2008, $24,000 in 2007 and $94,000 in 2006. Unused discretionary contribution accruals were used to fund part of the 2007 savings plan contributions.
Bonus plan
The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged to operating expense in 2008, 2007 and 2006 amounted to $311,000, $269,000, and $189,000, respectively.
Nonqualified benefit plans
The Bank maintains a supplemental executive retirement plan (“SERP”), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $231,000 in 2008, $329,000 in 2007 and $317,000 in 2006. The Bank also has a director retirement plan (“DRIP”). DRIP expense was $2,000 in 2008, $44,000 in 2007 and $44,000 in 2006. The decrease in DRIP expense was related to the expected retirement of one director and a reduction in expected future director fees.
Benefits under both plans are funded through bank-owned life insurance policies. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policies. Such increases are included in “Other income” and totalled $248,000 in 2008, $225,000 in 2007 and $198,000 in 2006, while the related life insurance expense was $54,000 in 2008, $36,000 in 2007 and $38,000 in 2006.
Stock options
No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2008, 2007 and 2006.
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
Set forth below is a summary of the Corporation’s preferred stock issued and outstanding.

	Year	Dividend	Stated	Number	December 31,
	Issued	Rate	Value	of Shares	2008	2007

Series A	1996	6.00%	$25,000	8	$200,000	$200,000
Series C	1996	8.00	250	108	27,000	27,000
Series D	1997	6.50	250	3,280	820,000	820,000
Series E	2005	6.00	50,000	28	1,400,000	1,400,000
Series F	2005	8.53	7,000,000	7,000	6,790,000	6,790,000
Series E	2006	6.00	50,000	21	1,050,000	1,050,000

					$10,287,000	$10,287,000

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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Under this limitation, $2.5 million was available for the payment of dividends to the parent corporation at December 31, 2008.
Note 17 Net income per common share
The following table presents the computation of net income per common share.

In thousands, except per share data	2008	2007	2006

Net income	$1,058	$1,867	$2,468
Dividends on preferred stock	(812)	(771)	(731)

Net income applicable to basic common shares	246	1,096	1,737
Dividends applicable to convertible preferred stock	147	106	67

Net income applicable to diluted common shares	$393	$1,202	$1,804

Number of average common shares
Basic	131,688	132,306	133,246

Diluted:
Average common shares outstanding	131,688	132,306	133,246

Average potential dilutive common shares	16,317	16,317	10,678

	148,005	148,623	143,924

Net income per common share
Basic	$1.87	$8.28	$13.04
Diluted	1.87	8.09	12.54
Note 18 Related party transactions
Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2008 and 2007. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectibility and did not include any unfavorable features.
Total loans to the aforementioned individuals and organizations amounted to $3,409,000 and $3,484,000 at December 31, 2008 and 2007, respectively. The highest amount of such indebtedness during 2008 and 2007 was $3,479,000 and $3,659,000, respectively. During 2008, there were no new loans and paydowns totaled $76,000. All related party loans were performing as of December 31, 2008.
Note 19 Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at December 31, 2008 by level within the fair value hierarchy. The fair value hierarchy established by SFAS No. 157 prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liabilities;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$125,591	$1,008	$123,439	$1,144

Loans held for sale	267	267	—	—

Total assets	$125,858	$1,275	$123,439	$1,144

Total liabilities	$—	$—	$—	$—

The fair value of Level 3 assets at December 31, 2008 was $1.1 million less than the related fair value of $2.4 million at December 31, 2007. Most of the reduction was attributable to a $1.2 million impairment charge on two collateralized debt obligations (“CDOs”).
Level 1 securities includes securities issued by the U.S. Treasury Department based upon quoted market prices. Level 2 securities includes fair value measurements obtained from various sources including the utilization of matrix pricing, dealer quotes, market spreads, live trading levels, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based on the aforementioned criteria are considered Level 3. Level 3 fair values are determined using unobservable inputs and includes corporate debt obligations for which there are no readily available quoted market values as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – Investments. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities and evaluates credit events in underlying collateral or obtained from an external pricing specialist which utilized a discounted cash flow model.
At December 31, 2008, the Corporation had impaired loans with outstanding principal balances of $5,811,000. The Corporation recorded impairment charges of $310,000 for the year ended December 31, 2008, utilizing Level 3 inputs. Additionally, during the year ended December 31, 2008 the Corporation transferred a loan with a principal balance of $1,642,000 and an estimated fair value, less costs to sell, of $1,547,000 to other real estate owned. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2008 and 2007.
Cash, short-term investments and interest-bearing deposits with banks
These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.
Investment securities
Investment securities are reported at their fair values based on prices obtained from a nationally recognized pricing service, where available. Otherwise, fair value measurements are obtained from various sources including dealer quotes, matrix pricing, market spreads, live trading levels, credit information and the bond’s terms and conditions, among other things. Management reviews all prices obtained for reasonableness on a monthly basis.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2008 and 2007. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
Short-term borrowings
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.
Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2008 and 2007.

The following table presents the carrying amounts and fair values of financial instruments at December 31.

	2008		2007
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$25,813	$25,813	$44,819	$44,819
Interest-bearing deposits with banks	726	719	278	278
Investment securities AFS	125,591	125,591	103,618	103,618
Investment securities HTM	53,714	54,537	53,938	54,005
Loans	271,906	259,226	232,824	233,918
Loans held for sale	267	267	226	226
Financial liabilities
Deposits	407,117	396,503	394,856	376,054
Short-term borrowings	1,850	1,850	1,150	1,150
Long-term debt	51,600	51,692	19,800	19,440

Note 21 Commitments and contingencies
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
At December 31, 2008 the Bank was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and cost of living. These leases, most of which have renewal provisions, are considered operating leases. Minimum rentals under the terms of these leases for the years 2009 through 2013 are $604,000, $255,000, $238,000, $237,000, and $242,000 respectively. Payments due thereafter total $376,000.
Rental expense under the leases amount to $568,000, $486,000 and $255,000 during 2008, 2007 and 2006 respectively.
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
At December 31, 2008 and 2007 the Bank had mortgage commitments of $35.1 million and $39.5 million, unused commercial lines of credit of $45 million and $39.7 million, and $2 million and $2 million of other loan commitments, respectively. There was $34,000 of financial standby letters of credit outstanding at December 31, 2008 and $139,000 outstanding at December 31, 2007.
The aforementioned commitments and credit lines are made at both fixed and floating rates of interest based primarily on the Bank’s prime lending rate.
Note 23 Parent company information
Condensed financial statements of the parent company only are presented below.
Condensed Balance Sheet

	December 31,
In thousands	2008	2007

Assets
Cash and cash equivalents	$32	$4
Investment in subsidiary	32,551	29,173
Due from subsidiary	5,075	9,150
Other assets	499	350

Total assets	$38,157	$38,677

Liabilities and stockholders’ equity
Other liabilities	$541	$81
Notes payable	5,400	5,600
Subordinated debt	4,124	4,124

Total liabilities	10,065	9,805
Stockholders’ equity	28,092	28,872

Total liabilities and stockholders’ equity	$38,157	$38,677

Condensed Statement of Income

	Year Ended December 31,
In thousands	2008	2007	2006

Income
Interest income	$4	$13	$7
Dividends from subsidiaries	870	750	900
Interest from subsidiaries	579	835	1,110

Total income	1,453	1,598	2,017

Expenses
Interest expense	542	756	730
Other operating income	31	—	4
Other operating expenses	3	3	2
Income tax expense	21	36	155

Total expenses	535	795	883

Income before equity in undistributed income of subsidiaries	918	803	1,134
Equity in undistributed income of subsidiaries	140	1,064	1,334

Net income	$1,058	$1,867	$2,468

Condensed Statement of Cash Flows

	Year Ended December 31,
In thousands	2008	2007	2006

Operating activities
Net income	$1,058	$1,867	$2,468
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed income of subsidiaries	(140)	(1,064)	(1,335)
(Increase) decrease in other assets	(149)	(228)	49
Increase (decrease) in other liabilities	460	(78)	(21)

Net cash provided by operating activities	1,229	497	1,161

Investing activities
Proceeds from sales and maturities of investment securities available for sale including principal payments	543	—	—
Purchases of investment securities available for sale	(543)	—	—
Increase in investment in subsidiaries	(3,739)	(1,784)	(2,999)
Decrease in loans to subsidiaries	4,075	740	3,300

Net cash provided by (used in) investing activities	336	(1,044)	301

Financing activities
Decrease in subordinated debt	—	(3,093)	—
(Decrease) increase in notes payable	(200)	4,694	(1,094)
Proceeds from issuance of preferred stock	—	—	1,050
Purchases of treasury stock	(51)	(65)	(63)
Dividends paid	(1,286)	(1,235)	(1,165)

Net cash (used in) provided by financing activities	(1,537)	301	(1,272)

Increase (decrease) in cash and cash equivalents	28	(246)	190
Cash and cash equivalents at beginning of year	4	250	60

Cash and cash equivalents at end of year	$32	$4	$250

Note 24 Regulatory capital requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2008, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.
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
Management believes that, as of December 31, 2008 both City National Bancshares and City National Bank meet all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized City National Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed City National Bank’s capital classification.
The following is a summary of City National Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

	FDIC Requirements
	Minimum Capital For Classification
	Bank Actual		Adequacy		as Well-Capitalized
In thousands	Amount Ratio		Amount Ratio		Amount Ratio
December 31, 2008
Leverage (Tier 1) capital	$32,500	6.61%	$13,078	4.00%	$16,347	5.00%
Risk-based capital:
Tier 1	32,500	9.94	13,078	4.00	19,617	6.00
Total	41,465	12.68	26,156	8.00	38,694	10.00
December 31, 2007
Leverage (Tier 1) capital	$28,507	6.41%	$11,233	4.00%	$14,041	5.00%
Risk-based capital:
Tier 1	28,507	10.15	11,233	4.00	16,849	6.00
Total	36,672	13.06	22,466	8.00	28,082	10.00

The Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2008, assuming the Corporation was not allowed to include the trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain “well capitalized.”
The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trust.
Note 25 Summary of quarterly financial information

(unaudited)	2008
Dollars in thousands,	First	Second	Third	Fourth
except per share data	Quarter	Quarter	Quarter	Quarter

Interest income	$6,454	$6,341	$6,467	$6,640
Interest expense	3,009	2,653	2,862	2,785

Net interest income	3,445	3,688	3,605	3,855
Provision for loan losses	168	265	189	964
Net gains (losses) on securities transactions	6	(50)	(1,429)	(1,259)
Other operating income	673	758	804	776
Other operating expenses	3,107	3,174	2,861	3,136

Income (loss) before income tax expense	849	957	(70)	(728)
Income tax expense (benefit)	184	257	(120)	(371)

Net income (loss)	$665	$700	$50	$(357)

Net income (loss) per share- basic	$2.28	$4.18	$(.75)	$(3.84)

Net income (loss) per share- diluted	$2.28	$3.72	$(.75)	$(3.38)

(unaudited)	2007
Dollars in thousands,	First	Second	Third	Fourth
except per share data	Quarter	Quarter	Quarter	Quarter

Interest income	$6,051	$6,340	$6,646	$6,883
Interest expense	3,332	3,569	3,730	3,602

Net interest income	2,719	2,771	2,916	3,281
Provision for loan losses	225	71	10	466
Net gains on sales of investment securities	—	—	10	—
Other operating income	605	671	672	794
Other operating expenses	2,616	2,810	2,949	3,053

Income before income tax expense	483	561	639	556
Income tax expense	111	77	95	89

Net income	$372	$484	$544	$467

Net income per share- basic	$.37	$2.53	$2.99	$2.41

Net income per share- diluted	$.37	$2.25	$2.66	$2.14

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
As a result of the adoption of SAB No. 108, the Corporation recognized a reduction in other liabilities and an increase in retained earnings of $335,000 as an adjustment of the beginning of the year opening balances for these accounts. The adjustment represented an overaccrual of income tax expense, which occurred over several years prior to 2005. Management has concluded that these adjustments are immaterial to prior years’ consolidated financial statements and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
City National Bancshares Corporation:
We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
(signed) KPMG LLP
March 31, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants during 2008.
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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management has conducted an evaluation of the effectiveness of the Corporation’s control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that the internal control over financial reporting was effective as of December 31, 2008.

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
Item 9B. Other Information.
None.
Part III
Item 10. Directors and Executive Officers of the Registrant
The information required is incorporated herein by reference to the material responsive to such item in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2009.
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
Part IV
Item 14. Principal Accountant Fees and Services
The information required is incorporated herein by reference to the material responsive to such item in the Corporation’s Proxy Statement.
Item 15. Exhibits and Financial Statement Schedules
(a)	Exhibits

(3	)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3	)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3	)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3	)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3	)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3	)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3	)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3	)(h)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3	)(i)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10	)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10	)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10	)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10	)(f)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10	)(g)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10	)(h)	Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10	)(i)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10	)(l)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10	)(m)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10	)(n)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10	)(o)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10	)(p)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(11)		Statement regarding computation of per share earnings. The required information is included on page 6.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C.Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
(c)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
CITY NATIONAL BANCSHARES CORPORATION

By:	/s/ Louis E. Prezeau Louis E. Prezeau	By:	/s/ Edward R. Wright Edward R. Wright
	President and Chief		Chief Financial Officer
	Executive Officer		and Principal Accounting Officer

Date: March 24, 2009		Date: March 24, 2009
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

Signature	Title	Date

/s/ Douglas E. Anderson Douglas E. Anderson	Director	March 26, 2009
/s/ Barbara Bell Coleman Barbara Bell Coleman	Director	March 26, 2009
/s/ Eugene Giscombe Eugene Giscombe	Director, Chairperson of the Board	March 26, 2009
/s/ Louis E. Prezeau Louis E. Prezeau	Director, President and Chief Executive Officer	March 26, 2009
/s/ Lemar C. Whigham Lemar C. Whigham	Director	March 26, 2009
/s/ H. O’Neil Williams H. O’Neil Williams	Director	March 26, 2009