Form 10-Q
period 2009-03-31
CITY NATIONAL BANCSHARES CORP
filed 2009-05-15
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Title of each class
Common stock, par value $10 per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of May 14, 2009 was approximately $4,769,000.
There were 131,290 shares of common stock outstanding at May 14, 2009.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share data	2009	2008

Assets

Cash and due from banks	$5,865	$7,613
Federal funds sold	68,400	18,200
Interest bearing deposits with banks	802	726
Investment securities available for sale	122,251	125,591
Investment securities held to maturity (Market value of $52,030 at March 31, 2009 and $54,537 at December 31,2008 )	51,106	53,714
Loans held for sale	—	267
Loans	277,714	271,906
Less: Allowance for loan losses	4,200	3,800

Net loans	273,514	268,106

Premises and equipment	3,164	3,242
Accrued interest receivable	2,658	2,796
Bank-owned life insurance	5,392	5,345
Other real estate owned	1,985	1,547
Other assets	8,396	7,392

Total assets	$543,533	$494,539

Liabilities and Stockholders’ Equity
Deposits:
Demand	$35,442	$36,270
Savings	231,403	183,172
Time	189,551	187,675

Total deposits	456,396	407,117
Accrued expenses and other liabilities	7,134	5,880
Short-term borrowings	1,910	1,850
Long-term debt	50,600	51,600

Total liabilities	516,040	466,447

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2009 and 2008	200	200
Series C , issued and outstanding 108 shares in 2009 and 2008	27	27
Series D , issued and outstanding 3,280 shares in 2009 and 2008	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2009 and 2008	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2009 and 2008	6,790	6,790
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2009 and 2008
131,290 shares outstanding in 2009 and 131,330 shares outstanding in 2008	1,345	1,345
Surplus	1,115	1,115
Retained earnings	16,829	16,694
Accumulated other comprehensive loss	(1,855)	(1,124)
Treasury stock, at cost - 3,240 and 3,200 common shares in 2009 and 2008, respectively	(228)	(225)

Total stockholders’ equity	27,493	28,092

Total liabilities and stockholders’ equity	$543,533	$494,539

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
Dollars in thousands, except per share data	2009	2008

Interest income
Interest and fees on loans	$3,888	$4,248
Interest on Federal funds sold and securities purchased under agreements to resell	29	135
Interest on deposits with banks	2	11
Interest and dividends on investment securities:
Taxable	1,809	1,738
Tax-exempt	333	322

Total interest income	6,061	6,454

Interest expense
Interest on deposits	2,087	2,653
Interest on short-term borrowings	—	4
Interest on long-term debt	467	352

Total interest expense	2,554	3,009

Net interest income	3,507	3,445
Provision for loan losses	501	168

Net interest income after provision for loan losses	3,006	3,277

Other operating income
Service charges on deposit accounts	360	351
Agency fees on commercial loans	75	81
Other income	443	241
Net (losses) gains on sales of investment securities and other than temporary impairment charges	(132)	6

Total other operating income	746	679

Other operating expenses
Salaries and other employee benefits	1,599	1,605
Occupancy expense	326	324
Equipment expense	159	166
Data processing expense	71	78
Other expenses	937	934

Total other operating expenses	3,092	3,107

Income before income tax expense	660	849
Income tax expense	162	184

Net income	$498	$665

Net income per common share
Basic	$1.02	$2.28
Diluted	1.02	2.28

Basic average common shares outstanding	131,329	131,945
Diluted average common shares outstanding	131,329	131,945

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In thousands	2009	2008

Operating activities
Net income	$498	$665
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	112	139
Provision for loan losses	501	168
Discount accretion of investment securities	(6)	(48)
Amortization of intangible assets	53	53
Net losses (gains) on securities transactions	132	(6)
Net gains on sales of loans held for sale	(5)	(4)
Loans originated for sale	—	(312)
Proceeds from sales and principal payments from loans held for sale	272	230
Decrease in accrued interest receivable	138	115
Deferred taxes	(427)	70
Increase in bank-owned life insurance	(47)	(269)
Increase in other assets	(163)	(1,172)
Increase in accrued expenses and other liabilities	1,254	2,556

Net cash provided by operating activities	2,312	2,185

Investing activities
Increase in loans, net	(6,347)	(13,275)
Increase in interest-bearing deposits with banks	(76)	(5,020)
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	5,842	4,240
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	2,600	6,567
Proceeds from sales of investment securities available for sale		—
Purchases of investment securities available for sale	(3,818)	(23,317)
Purchases of investment securities held to maturity	—	(7,949)
Purchases of premises and equipment	(34)	(70)

Net cash used in investing activities	(1,833)	(38,824)

Financing activities
Increase (decrease) in deposits	49,279	(15,685)
(Decrease) increase in long-term debt	(1,000)	22,500
Increase (decrease) in short-term borrowings	60	(750)
Purchases of treasury stock	(3)	(8)
Dividends paid on preferred stock	(363)	(363)

Net cash provided by financing activities	47,973	5,694

Net increase in cash and cash equivalents	48,452	(30,945)

Cash and cash equivalents at beginning of period	25,813	44,819

Cash and cash equivalents at end of period	$74,265	$13,874

Cash paid during the year
Interest	$1,062	$2,959
Income taxes	285	—

Non-cash transactions
Transfer of loans to other real estate owned	438	—
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
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2008 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended
	March 31,
In thousands, except per share data	2009	2008

Net income	$498	$665
Dividends on preferred stock	363	364

Net income applicable to Common shares	$135	$301

Number of average common shares
Basic	131,329	131,945
Diluted	131,329	131,945

Net income per common share
Basic	$1.02	$2.28
Diluted	1.02	2.28
Basic income per common share is calculated by dividing net income less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both the first quarter of 2009 and 2008, the assumption of the conversion would have been antidilutive.
Annual preferred dividend payments totalling $214,000 were made during the first three months of 2009 and 2008, respectively.
4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive (loss) income for the three months ended March 31, 2009 and 2008 was $(233,000) and $753,000, respectively. The difference between the Corporation’s net income and total comprehensive (loss) income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
5. Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements in order to conform with the 2009 presentation.

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
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This standard replaces FASB SFAS No. 141 and provides principles and requirements for how an acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; (2) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation’s adoption of this standard did not have an impact on its financial condition or results of operations, because there have been no acquisitions on or after January 1, 2009.
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
In April 2009, the FASB issued Staff Position (“FSP”) No. 157-e, “Determining Whether a Market is Not Active and a Transaction is Not Distressed”. This FSP clarifies the guidance in Statement No. 157 for fair value measurements in inactive markets, modifies the recognition and measurement of other-than-temporary impairments of debt securities and requires the disclosure of fair values of financial instruments in interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation is evaluating the impact of the FSP

In April 2009, the FASB issued the following three Staff Positions:
Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (“GAAP”) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held to maturity or available for sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The FASB Staff Position (“FSP”) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of equity securities.
Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.
Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
All of the FSPs are effective for interim and annual reporting periods after June 15, 2009. The Corporation did not early adopt the FSPs and is evaluating the impact of the FSPs on its financial statements.
7. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at March 31, 2009 by level within the fair value hierarchy. The fair value hierarchy established by SFAS No. 157 prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,251	$1,001	$120,480	$770
Loans held for sale	—	—	—	—

Total assets	$122,251	$1,001	$120,480	$770

Total liabilities	$—	$—	$—	$—

The fair value of Level 3 assets at March 31, 2009 was $374,000 less than the related fair value of $1.1 million at December 31, 2008. All of the reduction was attributable to changes in the unrealized loss on investment securities available for sale.

Level 1 securities includes securities issued by the U.S. Treasury Department based upon quoted market prices. Level 2 securities includes fair value measurements obtained from various sources including the utilization of matrix pricing, dealer quotes, market spreads, live trading levels, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based on the aforementioned criteria are considered Level 3. Level 3 fair values are determined using unobservable inputs and include corporate debt obligations for which there are no readily available quoted market values. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities and evaluates credit events in underlying collateral, or obtained from an external pricing specialist which utilized a discounted cash flow model.
At March 31, 2009, the Corporation had impaired loans with outstanding principal balances of $6.1 million. Additionally, during the first quarter of 2009, the Corporation transferred two loans with a total principal balance of $438,000 and an estimated fair value of $1.1 million to other real estate owned. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
Investment securities available for sale
For Level 1 and Level 2 investment securities available for sale, quoted prices in active markets for each security were obtained from global third party providers of financial market data. Level 3 securities includes corporate debt obligations for which there are no readily available quoted market values as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Investments below. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities that are readily marketable and evaluates credit events in underlying collateral or obtained from an external pricing specialist which utilized a discounted cash flow model.
Loans held for sale
These loans are pre-sold upon origination at their carrying value.
8. Subsequent event
On April 10, 2009, City National Bancshares Corporation issued 9,439 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series G for a total purchase price of $9,439,000, pursuant to a Letter Agreement with the United States Department of the Treasury under the Treasury Department’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The Corporation intends to use the proceeds to support lending operations. The preferred shares will pay a cumulative dividend rate of five percent for the first five years and will reset to nine percent thereafter. As a result of the issuance, the Corporation is subject to various restrictions on dividend payments and executive compensation.
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

Financial Condition
At March 31, 2009, total assets rose to $543.5 million from $494.5 million at the end of 2008, while total deposits grew to $456.4 million from $407.1 million. Average assets also rose during the first quarter of 2009, increasing $96.7 million, or 21.8% to $541.2 million from $444.5 million a year earlier. The asset increases occurred primarily in Federal funds sold, funded principally by higher municipal deposit account balances. Management expects that approximately $60 million of these balances are temporary and will be withdrawn during the 2009 second quarter.
Federal funds sold
Federal funds sold totalled $68.4 million at March 31, 2009 compared to $18.2 million at the end of 2008, while the related average balance jumped to $63.9 million in the first quarter of 2009 from $16.5 million in the first quarter of 2008. Both changes resulted from the aforementioned deposit balances.
Investments
The investment securities available for sale (“AFS”) portfolio declined to $122.3 million at March 31, 2009 from $125.6 million at the end of 2008, while the net related unrealized loss, net of tax rose to $1.8 million from $1.1 million at the end of 2008. The decrease in the portfolio resulted from principal payments and early redemptions of callable securities. The higher unrealized loss resulted from the continued deterioration in the credit quality of the Bank’s corporate debt obligation (“CDO”) portfolio, along with increased losses in other corporate debt issues, including single-issue trust preferred securities, due principally to liquidity concerns. During the 2009 first quarter, an impairment of loss of $132,000 was recorded on one CDO. Aside from the CDOs, all the aforementioned corporate debt securities continue to perform and remain rated investment grade.
Management does not believe that any individual unrealized losses as of March 31, 2009 represents an other-than-temporary impairment. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost, including holding the securities until maturity.
Loans
Loans rose to $277.7 million at March 31, 2009 from $271.9 million at December 31, 2008, while average loans increased 15.3% to $275.2 million for the first three months of 2009 from $238.7 million in the first three months of 2008. The increases was comprised primarily of short-term equipment finance loans to agencies of the U.S. government. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio and expects this trend to continue.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months
	Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$3,800	$3,000
Provision for loan losses	501	168
Recoveries of previous charge-offs	—	6

	4,301	3,174
Less: Charge-offs	101	74

Balance at end of period	$4,200	$3,100

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
The allowance represented 1.51% of total loans at March 31, 2009 compared to 1.40% at December 31, 2008, while the allowance represented 49.04% of total nonperforming loans at March 31, 2009 compared to 44.13% at the end of 2008. The allowance at March 31, 2009 rose to $4.2 million from $3.8 million at December 31, 2008 due to an increase in the provision for loan losses resulting primarily from concerns over the impact of current economic conditions on the loan portfolio as a whole.

	March 31,	December 31,	March 31,
	2009	2008	2008
Allowance for loan losses as a percentage of:
Total loans	1.51%	1.40%	1.26%
Total nonperforming loans	49.04%	44.13%	38.23%
Total nonperforming assets (nonperforming loans and OREO)	39.81%	37.67%	38.23%

Net charge-offs as a percentage of average loans (year-to-date)	.03%	.31%	.03%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Loans past due 90 days or more and still accruing
Commercial	$—	$—	$—
Real estate	117	376	697
Installment	20	8	22

Total	137	384	719

Nonaccrual loans
Commercial	2,203	1,864	1,995
Real estate	6,216	6,356	5,360
Installment	9	7	35

Total nonaccrual loans	8,428	8,227	7,390

Total nonperforming loans	8,565	8,611	8,109
Other real estate owned	1,985	1,547	35

Total nonperforming assets	$10,550	$10,158	$8,144

The level of nonperforming loans at March 31, 2009 was relatively unchanged from the end of 2008, while up $2.4 million from a year earlier, although the reason for the year-to-year increase was a substantial increase in nonacccrual church loans secured by real estate. We expect that these transfers will increase during 2009 as nonperforming loans move through the foreclosure process. Further, additional staff was added to expedite the Bank’s collection and foreclosure efforts. Nonaccrual mortgage loans includes $4 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy. These loans are considered impaired loans but no specific allowance has been recorded against them as the loans are considered to be well-secured.

Troubled debt restructured loans, with modified terms and not 90 days or more past due and still accruing or nonaccrual totaled $2.7 million at March 31, 2009 and were comprised of four loans, two of which were churches totaling $2.4 million.
Impaired loans for the three months ended March 31, 2009 totalled $6.1 million, unchanged from year-end 2008. The related allocation of the allowance for loan losses amounted to $310,000. $5.3 million of impaired loans have no allowance allocated to them as they have sufficient collateral. The average balance of impaired loans for the 2009 first quarter was also $6.4 million compared to an average balance of $1.3 million in the first quarter of 2008.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at March 31, 2009 and December 31, 2008. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.
While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Changes in all deposit categories discussed below were caused by fluctuations in municipal account balances unless otherwise indicated.
Total deposits rose to $456.4 million at March 31, 2009 from $407.1 million at the end of 2008, while average deposits rose 19.8%, to $455.5 million for the first three months of 2009 from $380.3 million for the first three months of 2008. These increases were caused by an increase in deposit balances by one municipal customer which management does not expect to remain on deposit.
Total noninterest bearing demand deposits declined slightly to $35.4 million at March 31, 2009 from $36.3 million at the end of 2008, while average demand deposits for the first three months of 2009 also declined, to $34.2 million from $38.8 million for the first three months of 2008.
Money market deposit accounts rose to $162.1 million at March 31, 2009 from $119.5 at the end of 2008, while the related average balance rose to $158.6 million for the first three months of 2008 from $102.8 million in the same period of 2008. This increase was caused by the aforementioned temporary municipal account balance.
Interest-bearing demand deposit accounts account balances increased to $44.3 million at March 31, 2009 compared to $39 million at the end of 2008, and averaged $45.5 million for the first three months of 2009 compared to $46.7 million for the first three months of 2008.
Passbook and statement savings accounts totalled $25 million at March 31, 2009, virtually unchanged from $24.7 million at December 31, 2008 and averaged $24.8 million for the first three months of 2009, down from $28 million for the same period in 2008. The decline resulted from the movement of account balances into higher earning deposit products.
Time deposits totalled $189.6 million at March 31, 2009, relatively unchanged from $187.7 million at December 31, 2008, while average time deposits rose to $192.5 million for the first three months of 2008 from $163.9 million for the similar 2008 period.
Short-term borrowings
Short-term borrowings at the end of the first quarter of 2009 were relatively unchanged compared to December 31, 2008, while the related average balances were $115,000 for the first three months of 2009 compared to $620,000 for the first three months of 2009. This reduction was due to a decrease in U.S. Treasury tax and loan note option account balances.
Long-term debt

Long-term debt decreased from $51.6 million at December 31, 2008 to $50.6 million at March 31, 2009, while the related average balance was $28.8 million for the first three months of 2008 compared to $47.3 million for the same period in 2009. The decrease resulted from the maturity of a Federal Home Loan Bank advance, while the higher average resulted from the addition during 2008 of Federal Home Loan Bank advances used to fund investment purchases.
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
At March 31, 2009, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 5.97%, 9.37% and 12.14%, respectively, while the Bank’s ratios were 6.02%, 9.46% and 12.16%. While all were lower than the ratios at December 31, 2008 primarily because of the aforementioned temporary municipal account balance, both CNBC and CNB were well-capitalized for regulatory purposes. Minimum required capital ratios to be considered well-capitalized are 5.00%, 6.00% and 10.00%, respectively.
The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2009, assuming the Corporation was not allowed to include the $4 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain “well capitalized.
Results of Operations
Net income declined to $498,000 for the first quarter of 2009 from $665,000 for the same 2008 period. Related earnings per share on a diluted basis were $1.02 and $2.28. The reduction in earnings was attributable to an impairment loss of $132,000 on an investment security and a higher loan loss provision, partially offset by an 83.8% rise in other income.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income totalled $3.6 million in the first quarter of 2009, unchanged from the similar 2008 period, while the related net interest margin fell 60 basis points, to 2.83% from 3.43%. Higher municipal account balances, and in particular the temporary deposit, on which the net interest spread is nominal, was the primary reason for the lower net interest margin, although also driving the decline were investment payments and maturity proceeds that have been maintained in Federal funds sold and repricing of loans reaching reset dates.
Interest income on a FTE basis declined to $6.2 million for the first quarter of 2009 from $6.6 million in the similar 2008 quarter due to a decrease in the yield on interest earning assets from 4.83% to 6.50%.
Interest income from Federal funds sold for the first quarter of 2009 declined 78.5% due to a decrease in the related yield from 3.29% to .19% as the Federal Open Market Committee lowered the Federal funds target rate to a range of zero to .25%.
Interest income on taxable investment securities was 4% higher in the first quarter of 2009 due to a higher average balance offset by a lower average rate, which declined from 5.18% to 4.94%. Tax-exempt income was slightly higher due to a higher volume and average rate.
Interest income on loans fell 8.5% due to a decline in the average rate earned from 7.14% to 5.65%. Total loans averaged $275.2 million for the first quarter of 2009 compared to $238.7 million a year earlier, an increase of 15.3%. The most significant increase occurred in the commercial real estate portfolio.

Interest expense fell 15.1% in the first quarter of 2009, as the average rate paid on interest bearing liabilities declined by 106 basis points, from 3.25% to 2.19%. This decline was due to the lower rates paid on almost interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which comprised 37.5% of total average deposits for the 2009 first quarter.
Provision for loan losses
The provision rose in the first quarter of 2009 to $501,000 from $168,000 for the similar quarter in 2008 resulting primarily due to concerns over the impact of current economic conditions on the loan portfolio as a whole.
Other operating income
Other operating income, including the results of investment securities transactions, increased to $746,000 in the first quarter of 2009 compared to $679,000 for the similar 2008 period. The increase was caused primarily by higher earnings from an unconsolidated leasing company in which the Bank owns a minority interest.
Other operating expenses
Other operating expenses of $3.1 million in the first quarter of 2009 was unchanged from the first quarter of 2008 although various line items recorded significant changes. Declining were supplemental employee retirement plan expense, loan expense, merchant card expense and marketing expense. Increasing were maintenance contract expense, FDIC insurance costs, foreclosure expense and other real estate expense. FDIC insurance expense is expected to rise significantly in 2009 due to increased bank closings by the FDIC.
Income tax expense
Income tax expense as a percentage of pretax income was 24.5% in the first quarter of 2009 compared to 21.7% in the first quarter of 2008 due to slightly higher levels of taxable income.
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
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank (“FHLB”) for longer-term funding purposes, as well as the capital markets when necessary. Additionally, the Bank utilizes the wholesale deposit market to attract deposits, which may be used to replace municipal deposits that are becoming more expensive and undependable. Organic retail deposit growth has continued to lag, as it has industry-wide, resulting in greater use of wholesale deposits for funding sources. Most of the Bank’s commercial real estate portfolio along with a significant portion of the Bank’s agency investment securities is pledged to the FHLB as collateral for advances or letters of credit.
A significant part of the Bank’s deposit growth is from municipal deposits. These relationships result from the Bank’s urban marketplace, leading to municipal deposit relationships. Municipal deposit levels may fluctuate significantly depending on the cash requirements of the municipalities. The Bank has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include Federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. The Bank expects to continue emphasizing these relationships.
There were no significant sources or uses of cash during the first quarter of 2009 from operating activities. Net cash used in investing activities was primarily for loan originations, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the increased deposit levels, while the most significant use of funds was for the maturity of a FHLB advance.

Item 3
Quantitative and Qualitative Disclosures about Market Risk
Due to the nature of the Corporation’s business, market risk consists primarily of its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been established by policy. There are various strategies that may be used to reduce interest rate risk, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Corporation does not presently utilize derivative financial instruments to manage interest rate risk.
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
Based on the results of the most recent interest simulation model, the Corporation is more sensitive in a rates-up environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 6.6%; if rates decreased 200 basis points, net interest income would decline by 17.5%. Accordingly, the Corporation is more liability- sensitive since the interest rate risk is greater in a rising rate environment.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2008 Annual Report to Stockholders. There have been no material changes in the risk factors since December 31, 2008.
Item 6. Exhibits
(a) Exhibits

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3)(h)	Amendment to the Corporation’s Articles of Incorporation establishing the Fixed Rate Cumulative Perpetual Preferred Stock, Series G (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(i)	Amendment to the Corporation’s Articles of Incorporation reallocating unissued Series B, Series C and Series E Preferred Stock to unallocated and unissued preferred stock (incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(j)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual report on Form 10-K for the year ended December 31, 1991).

(3)(k)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual report on Form 10-K fro the year ended December 31, 1988).

(10)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(f)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December
31, 2001).

(10)(g)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December
31, 2001).

(10)(h)	Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10)(i)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March
31, 2002).

(10)(l)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(m)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II

(incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(n)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(o)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10)(p)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(10)(q)	Letter Agreement, dated April 10, 2009, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”), between the Corporation and the United States Department of the Treasury (the “Treasury Department”) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(r)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(s)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(t)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement relating to CDFI Exemption (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(u)	Form of Waiver, executed by each of Louis E. Prezeau, Edward R. Wright, Stanley M. Weeks, and Raul Oseguera (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(11)	Statement regarding computation of per share earnings. The required information is included on page 6.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C.Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION (Registrant)

May 12, 2009	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)