Form 10-Q
period 2009-06-30
CITY NATIONAL BANCSHARES CORP
filed 2009-08-18
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 13, 2009 was approximately $4,819,000.
There were 131,290 shares of common stock outstanding at August 13, 2009.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share data	2009	2008

Assets
Cash and due from banks	$7,921	$7,613
Federal funds sold	6,300	18,200
Interest bearing deposits with banks	604	726
Investment securities available for sale	122,991	125,591
Investment securities held to maturity (Market value of $48,135 at June 30, 2009 and $54,537 at December 31,2008 )	47,377	53,714
Loans held for sale	122	267
Loans	279,409	271,906
Less: Allowance for loan losses	4,500	3,800

Net loans	274,909	268,106

Premises and equipment	3,068	3,242
Accrued interest receivable	2,822	2,796
Bank-owned life insurance	5,441	5,345
Other real estate owned	1,985	1,547
Other assets	9,391	7,392

Total assets	$482,931	$494,539

Liabilities and Stockholders’ Equity
Deposits:
Demand	$39,529	$36,270
Savings	158,505	183,172
Time	189,401	187,675

Total deposits	387,435	407,117
Accrued expenses and other liabilities	7,380	5,880
Short-term borrowings	720	1,850
Long-term debt	50,600	51,600

Total liabilities	446,135	466,447

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2009 and 2008	200	200
Series C , issued and outstanding 108 shares in 2009 and 2008	27	27
Series D , issued and outstanding 3,280 shares in 2009 and 20078	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2009 and 2008	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2009 and 2008	6,790	6,790
Preferred stock, no par value, perpetual cumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares	9,501	—
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2009 and 2008
131,290 shares outstanding in 2009 and 131,330 shares outstanding in 2008	1,345	1,345
Surplus	1,115	1,115
Retained earnings	16,494	16,694
Accumulated other comprehensive loss	(1,718)	(1,124)
Treasury stock, at cost — 3,240 and 3,200 common shares in 2009 and 2008, respectively	(228)	(225)

Total stockholders’ equity	36,796	28,092

Total liabilities and stockholders’ equity	$482,931	$494,539

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands, except per share data	2009	2008	2009	2008

Interest income
Interest and fees on loans	$3,976	$4,138	$7,864	$8,386
Interest on Federal funds sold and securities purchased under agreements to resell	14	39	43	174
Interest on deposits with banks	3	5	5	16
Interest and dividends on investment securities:
Taxable	1,719	1,838	3,528	3,576
Tax-exempt	324	321	657	643

Total interest income	6,036	6,341	12,097	12,795

Interest expense
Interest on deposits	1,943	2,297	4,030	4,950
Interest on short-term borrowings	2	11	2	15
Interest on long-term debt	462	345	929	697

Total interest expense	2,407	2,653	4,961	5,662

Net interest income	3,629	3,688	7,136	7,133
Provision for loan losses	436	265	937	433

Net interest income after provision for loan losses	3,193	3,423	6,199	6,700

Other operating income
Service charges on deposit accounts	370	335	730	686
Agency fees on commercial loans	59	93	134	174
Other income	379	330	822	571
Net gains (losses) on sales of investment securities	10	(50)	10	(44)
Other than temporary impairment losses on securities	(2,183)	—	(2,315)	—
Portion of loss recognized in other comprehensive income, before tax	1,128	—	1,128	—

Net impairment losses on securities recognized in earnings	(1,055)	—	(1,187)	—

Total other operating income	(237)	708	509	1,387

Other operating expenses
Salaries and other employee benefits	1,626	1,683	3,225	3,288
Occupancy expense	326	301	652	625
Equipment expense	181	157	340	323
Data processing expense	73	55	144	133
Other expenses	1,452	978	2,389	1,912

Total other operating expenses	3,658	3,174	6,750	6,281

(Loss) income before income tax expense	(702)	957	(42)	1,806
Income tax expense	119	257	281	441

Net (loss) income	$(821)	$700	$(323)	$1,365

Net (loss) income per common share
Basic	$(8.21)	$4.18	$(7.18)	$6.46
Diluted	(8.21)	3.72	(7.18)	6.46

Basic average common shares outstanding	131,290	131,793	131,309	131,869
Diluted average common shares outstanding	147,607	148,110	147,626	131,869

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
Dollars in thousands	2009	2008

Operating activities
Net (loss) income	$(323)	$1,365
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	276	259
Provision for loan losses	937	433
Discount accretion on investment securities	(2)	(69)
Amortization of intangible assets	102	106
Net impairment losses on securities	1,187	—
Net (gains) losses on securities transactions	(10)	43
Net gains on sales of loans held for sale	(5)	(10)
Loans originated for sale	(122)	(312)
Proceeds from sales and principal payments from loans held for sale	272	548
Increase in accrued interest receivable	(26)	(60)
Deferred taxes	(531)	(826)
Net increase in bank-owned life insurance	(96)	(312)
(Increase) decrease in other assets	(1,211)	274
Increase in accrued expenses and other liabilities	1,500	1,220

Net cash provided by operating activities	1,948	2,659

Investing activities
Increase in loans, net	(8,178)	(19,111)
Decrease in interest bearing deposits with banks	122	61
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	11,302	14,385
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	7,790	8,448
Proceeds from sales of investment securities available for sale	1,985	4,698
Purchases of investment securities available for sale	(11,799)	(31,086)
Purchases of investment securities held to maturity	(1,462)	(11,780)
Purchases of premises and equipment	(102)	(124)

Net cash used in investing activities	(342)	(34,509)

Financing activities
Decrease in deposits	(19,682)	(23,810)
(Decrease) increase in short-term borrowings	(1,130)	5,920
(Decrease) increase in long-term debt	(1,000)	16,000
Issuance of preferred stock	9,439	—
Purchases of treasury stock	(3)	(26)
Dividends paid on preferred stock	(559)	(513)
Dividends paid on common stock	(263)	(474)

Net cash used by financing activities	(13,198)	(2,903)
Net decrease cash and cash equivalents	(11,592)	(34,753)

Cash and cash equivalents at beginning of period	25,813	44,819

Cash and cash equivalents at end of period	$14,221	$10,066

Cash paid during the year
Interest	$4,711	$1,481
Income taxes	1,248	902

Non-cash transactions
Transfer of loans to other real estate owned	438	—
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2009	2008	2009	2008

Net (loss) income	$(821)	$700	$(323)	$1,365
Dividends on preferred stock	257	149	621	513

Net (loss) income applicable to basic common shares shares	(1,078)	551	(944)	852
Dividends applicable to convertible preferred stock	—	—	147	147

Net (loss) income applicable to diluted common shares	$(1,078)	$551	$(797)	$999

Number of average common shares
Basic	131,290	131,793	131,309	131,869

Diluted	131,290	148,110	131,309	131,869

Net (loss) income per common share
Basic	$(8.21)	$4.18	$(7.18)	$6.46
Diluted	(8.21)	3.72	(7.18)	6.46
Basic income (loss) per common share is calculated by dividing net income (loss) less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income (loss) and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both the first half of 2009 and 2008, the assumption of the conversion would have been antidilutive.
On April 10, 2009, the Corporation issued 9,439 shares of fixed rate cumulative perpetual preferred stock to the U.S. Department of Treasury. These shares pay cumulative dividends at a rate of five percent per annum until the fifth anniversary of the date of issuance, after which the rate increases to nine percent per annum. Dividends are paid quarterly in arrears and unpaid dividends are accrued over the period the preferred shares are outstanding.
Dividends on preferred series A, C and D are paid annually, during the first quarter. Such dividend payments totaled $214,000 in the first half of 2009 and 2008, respectively.
3. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive (loss) income for the three months ended June 30, 2009 and 2008 was $(684,000) and $(723,000), respectively and for the six months ended June 30, 2009 and 2008 was $(917,000) and $30,000, respectively. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
4. Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements in order to conform with the 2009 presentation.
5. Recent accounting pronouncements
On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued, SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation’s adoption of this standard did not have a significant impact on its financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This standard replaces FASB SFAS No. 141 and provides principles and requirements for how an acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; (2) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation’s adoption of this standard did not have an impact on its financial condition or results of operations.
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
In April 2009, the FASB issued Staff Position (“FSP”) No. 157-e, “Determining Whether a Market is Not Active and a Transaction is Not Distressed”. This FSP clarifies the guidance in Statement No. 157 for fair value measurements in inactive markets, modifies the recognition and measurement of other-than-temporary impairments of debt securities and requires the disclosure of fair values of financial instruments in interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation’s adoption of this standard did not have a significant impact on the financial condition or results of operations of the Corporation.
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
Each of the aforementioned FSPs is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Corporation on April 1, 2009. The Corporation’s adoption of FSP No. 157-4 had an immaterial effect on its fair value estimates. The effect of the adoption of FSP No. 115-2 is discussed in Note 6, while the additional disclosures required by FSP 107-1 and APB 28-1 are provided in Note 9.
In May 2009, the FASB issued Statements No. 166, “Accounting for Transfers of Financial Assets” and 167, “Amendments to FASB Interpretation No. 46(R), which establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. The Statements are effective for annual periods beginning after November 15, 2009. The Corporation is evaluating the impact of these Statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Corporation adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Corporation evaluated subsequent events through the date its financial statements were filed (August 18, 2009). The adoption of this standard did not have an impact on the Corporation’s financial position, results of operations, or earnings per share.
6. Investment securities available for sale
The amortized cost and fair values at of investment securities available for sale were as follows:

		Gross	Gross
June 30, 2009	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$5,350	$86	$54	$5,382
Obligations of U.S. government sponsored entities	15,843	260	138	15,965
Obligations of state and political subdivisions	2,097	16	—	2,113
Mortgage-backed securities	85,192	2,320	92	87,420
Other debt securities	13,464	45	5,220	8,289
Equity securities:
Marketable securities	695	—	25	670
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,037	—	—	3,037

Total	$125,793	$2,727	$5,529	$122,991

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$4,009	$5	$57	$3,957
Obligations of U.S. government sponsored entities	19,157	181	326	19,012
Obligations of state and political subdivisions	548	4	—	552
Mortgage-backed securities	88,356	2,408	134	90,630
Other debt securities	11,645	149	3,996	7,798
Equity securities:
Marketable securities	678	—	40	638
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	2,889	—	—	2,889

Total	$127,397	$2,747	$4,553	$125,591

The amortized cost and the fair value of investment securities available for sale as of June 30, 2009 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Obligations of state and political subdivisions	$2,097	$2,113
Obligations of U.S. government sponsored entities	3,000	3,074
Due after one year but within five years:
Obligations of U.S. government sponsored entities	620	630
Mortgage-backed securities	124	126
Other debt securities	2,426	2,407
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	2,640	2,618
Obligations of U.S. government sponsored entities	4,532	4,621
Mortgage-backed securities	5,293	5,409
Other debt securities	1,000	480
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	2,710	2,764
Obligations of U.S. government sponsored entities	7,691	7,640
Mortgage-backed securities	79,775	81,885
Other debt securities	10,038	5,402

Total debt securities	121,946	119,169
Equity securities	3,847	3,822

Total	$125,793	$122,991

Investment securities available for sale which have had continuous unrealized losses as of June 30, 2009 and December 31, 2008 are set forth below.

June 30, 2009	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,667	$49	$160	$4	$2,827	$53
Obligations of U.S. government sponsored entities	1,159	80	2,482	58	3,641	138
Mortgage-backed securities	7,938	80	995	10	8,933	90
Other debt securities	1,726	142	5,416	5,078	7,142	5,220
Marketable equity securities	670	25	—	—	670	25

Total	$14,160	$376	$9,053	$5,150	$23,213	$5,526

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,701	$53	$168	$4	$2,869	$57
Obligations of U.S. Government sponsored entities	3,891	68	4,881	258	8,772	326
Mortgaged-backed securities	5,142	65	2,760	69	7,902	134
Other debt securities	2,722	274	3,829	3,722	6,551	3,996
Equity securities	—	—	678	40	678	40

Total	$14,456	$460	$12,316	$4,093	$26,772	$4,553

The following table presents a rollforward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Three Months
(in thousands)	Ended June 30, 2009

Beginning balance as of April 1, 2009	$288
Add: Initial other-than-temporary credit losses	302
Additional other-than-temporary credit losses	753

$1,344

During the first half of 2009, $1.2 million in OTTI charges were recorded on two collateralized debt securities, of which $1.1 million was recorded during the second quarter. This OTTI was related to credit losses incurred on the aforementioned investments and was determined through discounted cash flow analysis of expected cash flows from the underlying collateral.
In April 2009, FASB amended the impairment model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an other than temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired “OTTI”). The Corporation adopted the new guidance effective April 1, 2009. The Corporation recorded a $1 million pre-tax transition adjustment for the non-credit portion of OTTI on securities held at April 1, 2009 that were previously considered other than temporarily impaired.
Management does not believe that any individual unrealized loss as of June 30, 2009 represents an other than temporary impairment, although fair values of the Bank’s investments in both single-issue trust preferred securities and collateralized debt obligations (“CDOs”) have generally continued to decline during 2009. Management has determined that such losses are not other than temporary and that the carrying value of these securities will be recovered.

Available for sale securities in unrealized loss positions are analyzed as part of the Corporation’s ongoing assessment of OTTI. When the Corporation intends to sell available-for-sale securities, the Corporation recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities. When the Corporation does not intend to sell available for sale securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Corporation estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and to determine if any adverse changes in cash flows have occurred. The Corporation’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2009, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of June 30, 2009.
Other factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been below cost; the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums).
Management’s assertion regarding its intent not to sell or that it is not more likely than not that the Corporation will be required to sell the security before its anticipated recovery considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell or believes it is more likely than not that the Corporation will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statements of Income.
7. Investment securities held to maturity
The amortized cost and fair values of investment securities held to maturity were as follows:

		Gross	Gross
June 30, 2009	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$6,457	$19	$27	$6,449
Obligations of state and political subdivisions	29,869	755	235	30,389
Mortgage-backed securities	10,555	268	—	10,823
Other debt securities	496	—	22	474

Total	$47,377	$1,042	$284	$48,135

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$8,500	$20	$—	$8,520
Obligations of state and political subdivisions	31,629	814	221	32,222
Mortgage-backed securities	12,089	269	—	12,358
Other debt securities	1,496	—	59	1,437

Total	$53,714	$1,103	$280	$54,537

The amortized cost and the fair value of investment securities held to maturity as of June 30, 2009 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Obligations of state and political subdivisions	$335	$336
Due after one year but within five years:
Obligations of state and political subdivisions	7,284	7,647
Due after five years but within ten years:
Obligations of U.S. government sponsored entities	1,000	994
Obligations of state and political subdivisions	14,065	14,309
Mortgage-backed securities	213	220
Due after ten years:
Obligations of U.S. government sponsored entities	5,457	5,455
Obligations of state and political subdivisions	8,185	8,097
Mortgage-backed securities	10,342	10,603
Other debt securities	496	474

Total	$47,377	$48,135

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

June 30, 2009	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of U.S. government sponsored entities	$3,385	$27	$—	$—	$3,385	$27
Obligations of states and political subdivisions	3,739	58	2,984	177	6,723	235
Other debt securities	471	22	—	—	471	22

Total	$9,518	$107	$2,984	$177	$2,502	$284

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$4,753	$146	$647	$75	$5,400	$221
Other debt securities	1,437	59	—	—	1,437	59

Total	$6,190	$205	$647	$75	$6,837	$280

Management does not believe that any individual unrealized loss as of June 30, 2009 represents an other than temporary impairment.
8. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at June 30, 2009 by level within the fair value hierarchy. The fair value hierarchy established by SFAS No. 157 prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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
The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,991	$—	$122,787	$204

Total assets	$122,991	$—	$122,787	$204

Total liabilities	$—	$—	$—	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009

Balance, beginning of period	$770	$1,144
Net transfers into Level 3	—	—
Total gains (losses) included in:
Net income	(1,055)	(1,187)
Other comprehensive income	489	247

Balance, end of period	$204	$204

Investment securities available for sale
For Level 1 and Level 2 investment securities available for sale, quoted prices in active markets for each security were obtained from global third party providers of financial market data. Level 3 securities includes corporate debt obligations for which there are no readily available quoted market values as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Investments below. For such securities, market values have been provided by the trading desk of an investment bank which compares characteristics of the securities with those of similar securities that are readily marketable, or obtained from an external pricing specialist which utilizes a discounted cash flow model and evaluates credit events in underlying collateral.
Loans held for sale
These loans are pre-sold upon origination at their carrying value.
9. Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2009.

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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at June 30, 2009. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
Short-term borrowings
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.
Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at June 30, 2009.
The following table presents the carrying amounts and fair values of financial instruments .

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term investments	$14,221	$14,221	$25,813	$25,813
Interest-bearing deposits with banks	604	601	726	719
Investment securities AFS	122,991	122,991	125,591	125,591
Investment securities HTM	47,377	48,135	53,714	54,537
Loans	279,409	263,838	271,906	259,226
Loans held for sale	122	122	267	267
Financial liabilities
Deposits	387,435	374,421	407,117	396,503
Short-term borrowings	720	720	1,850	1,850
Long-term debt	50,600	50,771	51,600	51,692

10. Preferred stock
On April 10, 2009, CNBC issued 9,439 shares of senior fixed rate cumulative perpetual preferred stock, Series G, to the U.S. Department of Treasury under the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The shares have an annual 5% cumulative preferred dividend rate for the first five years, payable quarterly, after which the rate increases to 9%.
The shares carry certain restrictions, including limits on executive compensation and common dividend restrictions. Under the program, the Treasury Department’s consent will be required for any increase in dividends paid to common shareholders above $3.60 per share, and redemptions of the Corporation’s common stock are generally prohibited. While the Series G shares are nonvoting, should CNBC fail to pay six quarterly dividends on the Series G stock, the holder may elect two directors to CNBC’s Board of Director until such dividends are paid. These shares are includable as Tier 1 capital for regulatory purposes.
11. Subsequent events
In accordance with SFAS No. 165, the Corporation has evaluated whether any subsequent events that require recognition in the accompanying financial statements and related notes thereto have taken place through the date the financial statements were issued. The Corporation has determined that there were no such subsequent events.
12. Regulatory matters
On June 29, 2009, the Bank entered into a formal agreement (the “Agreement”) with the Comptroller of the Currency (the “OCC”). The agreement provides, among other things, for the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a profit plan and capital program. The Bank is required to comply with most of the provisions of the agreement by September 30, 2009, except for the capital ratio requirements, which required compliance as of June 30, 2009. The Bank was in compliance with the total capital ratios but not the leverage ratio, which the Bank advised the OCC that it expects to be in compliance by September 30, 2009.
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
Financial Condition
At June 30, 2009, total assets declined to $482.9 million from $494.5 million at the end of 2008 and $543.5 million at March 31, 2009, while total deposits fell to $387.4 million from $407.1 million and $456.4 million, respectively, although both average assets and average deposits rose during the first half of 2009. The asset increase occurred primarily in Federal funds sold, funded principally by one temporary higher municipal deposit account balance, which was withdrawn from the Bank during the second quarter as expected, reducing both Federal funds sold and municipal deposit balances, and bringing both asset and deposit levels to more normalized levels.
Federal funds sold
Federal funds sold totalled $6.3 million at June 30, 2009 compared to $18.2 million at the end of 2008 and $68.4 million at the end of the previous quarter, while the first half 2009 average balance rose to $52.3 million in the first half of 2009 from $12.1 million for the first half of 2008. Both changes resulted from the changes in the aforementioned account balance.
Investments
The investment securities available for sale (“AFS”) portfolio declined to $123 million at June 30, 2009 from $125.6 million at the end of 2008, while the related gross related unrealized loss rose from $1.1 million to $1.8 million at the end of 2008 due largely to the adoption of FASB Staff Position (“FSP”) No. 157-e, which required the recapture of $1 million of previous impairment writedowns into retained earnings.

Investments held to maturity (“HTM”) declined to $47.4 million at June 30, 2009 from $53.7 million at the end of 2008. The reduction resulted from early redemptions of callable securities.
Included in the AFS portfolio are four collateralized debt obligations (“CDO’s”) that are comprised of pools of trust preferred securities issued primarily by banks, that have a carrying value of $2.3 million and an unrealized loss of $2.1 million. These securities sustained impairment losses of $1.3 million prior to 2009. The market value of these securities has been negatively impacted by illiquidity in the overall CDO market, as well as losses sustained in the underlying collateral. During the first half of 2009, additional impairment losses of $1.2 million were recorded on two of the CDOs, although $753,000 resulted from the adoption of the FSP, which resulted in the aforementioned recapture.
In addition, the Bank owns seven single-issue trust preferred securities issued by individual financial institutions with a carrying value of $6.3 million and an unrealized loss of $2 million. No impairment losses have been incurred on these securities, which are current as to the payment of interest and all investment grade except for one security with a carrying value of $511,000.
Management does not believe that any individual unrealized losses as of June 30, 2009 represents an other-than-temporary impairment.
Loans
Loans rose to $279.4 million at June 30, 2009 from $271.9 million at December 31, 2008, while average loans increased 14% to $276.7 million for the first half of 2009 from $242.3 million in the first half of 2008. The increases were comprised largely of short-term equipment finance loans to agencies of the U.S. government. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio and expects this trend to continue.
At June 30, 2009, loans to churches totalled $74 million, representing 26.5% of total loans outstanding, all of which are secured by real estate, compared to $73.4 million and 25.2% at December 31, 2008.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$4,200	$3,100	$3,800	$3,000
Provision for loan losses	436	265	937	433
Recoveries of previous charge-offs	15	—	15	6

	4,651	3,365	4,752	3,439
Less: Charge-offs	151	15	252	89

Balance at end of period	$4,500	$3,350	$4,500	$3,350

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The reserve is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentrations of credit and the possibility that there may be inherent losses in the portfolio, which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. The provision for loan losses rose substantially in the first half of 2009 due to concerns over the continued deterioration in economic conditions in the Bank’s market area on the loan portfolio as a whole, while net loan charge-offs remained nominal.

	June 30,	March 31,	December 31,
	2009	2009	2008

Allowance for loan losses as a percentage of
Total loans	1.61%	1.51%	1.40%
Total nonperforming loans	36.36%	49.04%	44.13%
Total nonperforming assets (nonperforming loans and OREO)	31.33%	39.81%	37.67%

Net charge-offs as a percentage of average loans (year-to-date)	.10%	.03%	.31%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	June 30,	March 31,	December,
(Dollars in thousands)	2009	2009	2008

Loans past due 90 days or more and still accruing
Commercial	$—	$—	$—
Real estate	3,294	117	376
Installment	17	20	8

Total	3,311	137	384

Nonaccrual loans
Commercial	1,901	2,203	1,864
Real estate	7,160	6,216	6,356
Installment	5	9	7

Total	9,066	8,428	8,227

Total nonperforming loans	12,377	8,565	8,611
Other real estate owned	1,985	1,985	1,547

Total nonperforming assets	$14,362	$10,550	$10,158

Nonperforming loans rose to $12.4 million at June 30, 2009 from $8.6 million at December 31, 2008 due primarily to an increase in nonaccrual commercial real estate loans resulting primarily from the addition of one $1.9 million loan.
Nonperforming mortgage loans includes $3.4 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy. Such loans located in the State of New York may require significantly longer to collect because approval is required by the state of New York before the underlying property may be encumbered. These loans are considered impaired loans but no specific allowance has been recorded against them as the loans are considered my management to be well-secured.
Impaired loans totalled $7.4 million at June 30, 2009, compared to $6.1 million at year-end 2008 and March 31, 2009. The related allocation of the allowance for loan losses amounted to $439,000. The average balance of impaired loans for the 2009 second quarter was $6.8 million and for the first half amounted to $6.4 million, compared to $1.3 million for both the second quarter and first half of 2008. All of the impaired loans are secured by commercial real estate properties.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at June 30, 2009 and December 31, 2008. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit.

While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Changes in all deposit categories discussed below were caused by fluctuations in municipal deposit account balances unless otherwise indicated.
Total deposits declined 4.9% to $387.4 million at June 30, 2009 from $407.1 million at the end of 2008, while average deposits increased to $441.1 million for the first six months of 2008 from $380.6 million for the first six months of 2008, although average deposits declined in the 2009 second quarter. All of the changes resulted from the changes in the aforementioned account balance.
Total noninterest bearing demand deposits increased to $39.5 million at June 30, 2009 from $36.3 million at the end of 2008, while average demand deposits of $35.5 million for the first six months of 2009 declined from $39.2 in the first six months of 2008.
Money market deposit accounts declined to $80.9 million at June 30, 2009 from $119.5 at the end of 2008, while the related average balance rose to $135.2 million for the first six months of 2008 from $96.4 million in the same period of 2008. The changes resulted from changes in the aforementioned account balance.
Interest bearing demand deposit account balances rose to $52.6 million at June 30, 2009 compared to $39 million at the end of 2008, and averaged $53.5 million for the first six months of 2009 compared to $48.8 million for the first six months of 2008.
Passbook and statement savings accounts totalled $25.1 million at June 30, 2009 compared to $24.7 million at December 31, 2008 and averaged $25 million for the first six months of 2008, down slightly from $27.8 million for the same period in 2008. The decline resulted from the movement of account balances into higher earning deposit products.
Time deposits totalled $189.4 million at June 30, 2009, relatively unchanged from $187.7 million at December 31, 2008, while average time deposits rose to $191.9 million for the first six months of 2009 from $168.4 million for the similar 2008 period.
Short-term borrowings
Short-term borrowings declined to $720,000 at the end of the second quarter of 2009 compared to $1.9 million at December 31, 2008, while the related average balances were $891,000 for the first six months of 2009 compared to $1.4 million for the first six months of 2008. The reductions resulted primarily from lower U.S. Treasury tax and loan account balances.
Long-term debt
Long-term debt decreased from $51.6 million at December 31, 2008 to $50.6 million at June 30, 2009, while the related average balance was $32.7 million for the first six months of 2008 compared to $50.9 million for the same period in 2009. The decrease resulted from the maturity of a Federal Home Loan Bank advance, while the higher average resulted from the addition during 2008 of Federal Home Loan Bank advances used to fund investment purchases.
Capital
On April 10, 2009, the Corporation issued $9.4 million in nonvoting senior preferred stock to the U.S. Department of Treasury under the Capital Purchase Program. The Corporation believes that its participation in this program will strengthen its current well-capitalized position. The funding will be used to support future loan growth.
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

At June 30, 2009, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 8.02%, 12.04% and 14.79%, respectively, while the Bank’s ratios were 7.83%, 11.75% and 14.45%. All of the ratios were higher than at the end of 2008 due to the preferred stock issuance and downstreaming from the holding company to the Bank of $8 million of the proceeds from the preferred stock issuance. These ratios compare with minimum regulatory ratios required to be considered well-capitalized of 5.00%, 6.00% and 10.00%, respectively. Additionally, under an agreement between the Bank and the Comptroller of the Currency, the Bank is required to maintain minimum ratios of 8.00%, 10.00% and 12.00%, respectively. Accordingly, the Bank is compliance with two of the three ratios and expects to be in compliance with the leverage ratio by September 30, 2009.
The Corporation adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of FIN 46R did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2009, assuming the Corporation was not allowed to include the $4 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain “well capitalized.
Results of Operations
The Corporation recorded a net loss for both the second quarter and first half of 2009 due to impairment losses incurred on certain investment securities, along with sharply higher loan loss provisions. The second quarter net loss amounted to $821,000 compared to net income of $700,000 for the same 2008 period. Related net (loss) earnings per share on a diluted basis were $(8.21) and $3.72. For the first half of 2009, the net loss was $323,000 compared to net income of $1.4 million for the same 2008 period. Related (loss) earnings per share on a diluted basis were $(7.18) and $6.46. Also contributing to the losses were sharply higher FDIC insurance expense. Additionally, net interest income, which would normally rise with higher earning asset levels, remained flat in both the first quarter and first half of 2009 compared to the comparable periods in 2008 as earning assets repriced downward quicker than interest-bearing funding sources.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income remained unchanged at $7.5 million in the first half of 2009 compared to the same period in 2008, while the related net interest margin declined 52 basis points, to 2.96% from 3.48%. Both results were caused by the effects of reinvesting investment principal and interest payments in short-term earning assets in a low interest rate environment along with variable-rate loans repricing at lower rates at reset dates. Additionally, the large temporary municipal account balance on which the spread was minimal compressed the net interest margin.
Interest income on a FTE basis decreased 5.3% in the first half of 2009 due to a decline in the yield on interest earning assets from 6.13% to 4.98%, more than offsetting the higher earnings from an increase in earning assets.
Interest income from Federal funds sold declined due to both a lower average balance and a reduction in the related yield from 2.88% to .16%. The low yield resulted from the Federal Reserve Bank’s Federal Open Market Committee’s decision to leave the Federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities was slightly lower in the first half of 2009 due to a lower average rate, which declined from 5.09% to 4.87%, partially offset by a higher average balance. Tax-exempt investment income rose nominally due to a slight increase in volume.
Interest income on loans fell 6.2% due to a lower average rate earned, which declined from 6.92% to 5.73% partially offset by higher earnings from increased loan volume.
Interest expense declined 12.4% in the first half of 2009, as the average rate paid to fund interest-earning assets decreased from 2.65% to 1.97%. This decline was due to the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which declined from $1.1 million to $645,000. A $38.8 million increase in money market account balances was more than offset by a decrease in the average rate paid from 2.20% to .96%.

Provision for loan losses
The provision rose in the second quarter of 2009 to $436,000 from $265,000 for the similar quarter in 2008, and increased to $937,000 in the first half of 2009 from $433,000 in the comparable 2008 period. The increases occurred due to the continued migration of past due performing loans into ninety days past due and nonperforming.
Other operating income
Other operating income, excluding the results of investment securities transactions, rose by 6.6% to $808,000 in the second quarter of 2009 compared to $758,000 in the similar 2008 period, while such income increased by 17.8% to $1.7 million for the first half of 2009 compared to $1.4 million in the year-earlier period. Both increases resulted primarily from an increase in earnings from an unconsolidated leasing company in which the Bank owns a minority interest along with higher off-site ATM transaction fees.
Other operating expenses
Other operating expenses rose 15.2% in the second quarter of 2009 to $3.7 million from $3.2 million in the second quarter of 2008 due primarily to sharply higher FDIC insurance expense, increased foreclosure costs and higher management consulting fees, offset in part by lower merchant card charges and executive benefit costs. For the first half of 2009, other operating expenses rose 7.5% to $6.8 million from $6.3 million a year earlier primarily for the same reasons. The FDIC expense was higher due to a second quarter $255,000 special assessment required to recapitalize the insurance fund and an increase resulting from a change in the assessment calculation.
Income tax expense
The changes in income tax expense as a percentage of pretax income compared to 2008 resulted from the effects of the aforementioned impairment losses.
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
The Bank depends primarily on core deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank, which it uses for longer-term funding purposes as well, along with the capital markets when necessary. Additionally, the Bank utilizes the wholesale deposit market to attract deposits, which may be used to replace municipal deposits that are becoming more expensive and undependable, and to replace organic retail deposit growth, which has continued to lag.
The major contribution during the first half of 2009 from operating activities to the Corporation’s liquidity came from net income while there were no significant uses of cash. Net cash used in investing activities was primarily for purchases of investments available for sale, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the issuance of preferred stock, while the most significant use of funds was an outflow of deposits.
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
Based on the results of the most recent interest simulation model, the Corporation has become asset-sensitive, meaning that earnings would decline more in a rates-down environment than in a rising rate environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 5.8%; if rates decreased 200 basis points, net interest income would decline by 9.6%. This accomplishes management’s strategy to position the Corporation for an increase in rates when economic conditions ultimately improve.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K fro the year ended December 31, 2008. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in the Quarterly Form 10-Q constitutes forward looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause actual results to differ materially from those expressed in any forward looking statements presented herein.
The Bank is subject to a Formal Agreement with the Comptroller of the Currency
The Bank is subject to a formal agreement with the Comptroller of the Currency (the “OCC”) entered into on June 29, 2009. The agreement is based on the results of the most recent annual examination of the Bank. The agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a profit plan and capital program. The Bank does not expect that these provisions will impair its current business plan. However, failure to comply with the provisions of the plan may result in more severe enforcement actions and other restrictions.
FDIC Special Assessment
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. The Bank recorded an expense of $255,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.
The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, the Bank’s FDIC general insurance premium expense will increase substantially compared to prior periods.
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2008 Annual Report to Stockholders.

Item 4. Submission for Matters to a Vote of Security Holders
a) The Annual Meeting of Stockholders of City National Bancshares Corporation was held on May 21, 2009. The stockholders voted upon the election of one director, named in the proxy statement, to serve as a director of the Corporation for three years. The director was elected. Stockholders also voted to ratify KPMG LLP as independent registered public accountants for the fiscal year ended December 31, 2009.
Item 6. Exhibits
(a)	Exhibits

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3)(h)	Amendment to the Corporation’s Articles of Incorporation establishing the Fixed Rate Cumulative Perpetual Preferred Stock, Series G (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(i)	Amendment to the Corporation’s Articles of Incorporation reallocating unissued Series B, Series C and Series E Preferred Stock to unallocated and unissued preferred stock (incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(j)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3)(k)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(f)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(g)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(h)	Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10)(i)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10)(l)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(m)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(n)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(o)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10)(p)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(10)(q)	Letter Agreement, dated April 10, 2009, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”), between the Corporation and the United States Department of the Treasury (the “Treasury Department”) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(r)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(s)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement

(incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(t)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement relating to CDFI Exemption (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(u)	Form of Waiver, executed by each of Louis E. Prezeau, Edward R. Wright, Stanley M. Weeks and Raul L. Oseguera (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(v)	Agreement, dated June 29, 2009, by and between the City National Bank of New Jersey and the Comptroller of the Currency (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 29, 2009).

(11)	Statement regarding computation of per share earnings. The required information is included on page 19.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C.Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION (Registrant)
August 13, 2009	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)