Form 10-Q
period 2009-09-30
CITY NATIONAL BANCSHARES CORP
filed 2009-11-16
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 10, 2009 was approximately $3,615,000.
There were 131,290 shares of common stock outstanding at November 10, 2009.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share data	2009	2008

Assets

Cash and due from banks	$7,937	$7,613
Federal funds sold	15,500	18,200
Interest bearing deposits with banks	602	726
Investment securities available for sale	118,108	125,591
Investment securities held to maturity (Market value of $46,875 at September 30, 2009 and $54,537 at December 31,2008 )	44,891	53,714
Loans held for sale	121	267
Loans	285,207	271,906
Less: Allowance for loan losses	6,000	3,800

Net loans	279,207	268,106

Premises and equipment	3,011	3,242
Accrued interest receivable	2,576	2,796
Bank-owned life insurance	5,489	5,345
Other real estate owned	2,474	1,547
Other assets	8,660	7,392

Total assets	$488,576	$494,539

Liabilities and Stockholders’ Equity
Deposits:
Demand	$31,958	$36,270
Savings	161,344	183,172
Time	201,454	187,675

Total deposits	394,756	407,117
Accrued expenses and other liabilities	6,740	5,880
Short-term borrowings	—	1,850
Long-term debt	49,100	51,600

Total liabilities	450,596	466,447

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2009 and 2008	200	200
Series C , issued and outstanding 108 shares in 2009 and 2008	27	27
Series D , issued and outstanding 3,280 shares in 2009 and 2008	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2009 and 2008	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2009 and 2008	6,790	6,790
Preferred stock, no par value, perpetual noncumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares	9,499	—
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2009 and 2008 131,290 shares outstanding in 2009 and 131,330 shares outstanding in 2008	1,345	1,345
Surplus	1,115	1,115
Retained earnings	15,720	16,694
Accumulated other comprehensive income (loss)	242	(1,124)
Treasury stock, at cost - 3,240 and 3,200 common shares in 2009 and 2008, respectively	(228)	(225)

Total stockholders’ equity	37,980	28,092

Total liabilities and stockholders’ equity	$488,576	$494,539

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands, except per share data	2009	2008	2009	2008

Interest income
Interest and fees on loans	$4,234	$4,229	$12,098	$12,615
Interest on Federal funds sold and securities purchased under agreements to resell	5	9	48	183
Interest on deposits with banks	38	1	43	17
Interest and dividends on investment securities:
Taxable	1,605	1,904	5,133	5,480
Tax-exempt	311	324	968	967

Total interest income	6,193	6,467	18,290	19,262

Interest expense
Interest on deposits	1,941	2,418	5,971	7,368
Interest on short-term borrowings	1	44	3	59
Interest on long-term debt	449	400	1,378	1,097

Total interest expense	2,391	2,862	7,352	8,524

Net interest income	3,802	3,605	10,938	10,738
Provision for loan losses	1,674	189	2,611	622

Net interest income after provision for loan losses	2,128	3,416	8,327	10,116

Other operating income
Service charges on deposit accounts	380	346	1,110	1,032
Agency fees on commercial loans	56	78	190	252
Other income	323	380	1,145	951
Net (losses) gains on sales of investment securities	2	(1,429)	12	(1,473)
Other than temporary impairment losses on securities	(1,256)	—	(3,571)	—
Portion of loss recognized in other comprehensive income, before tax	149	—	1,277	—

Net impairment losses on securities recognized in earnings	(1,107)	—	(2,294)	—

Total other operating income	(346)	(625)	163	762

Other operating expenses
Salaries and other employee benefits	1,644	1,369	4,869	4,657
Occupancy expense	341	344	993	969
Equipment expense	201	165	541	488
Data processing expense	74	57	218	190
Other expenses	1,240	926	3,629	2,838

Total other operating expenses	3,500	2,861	10,250	9,142

(Loss) income before income tax expense	(1,718)	(70)	(1,760)	1,736
Income tax (benefit) expense	(1,209)	(120)	(928)	321

Net (loss) income	$(509)	$50	$(832)	$1,415

Net (loss) income per common share

Basic	$(6.36)	$(0.75)	$(13.08)	$5.72
Diluted	(6.36)	(0.75)	(13.08)	5.72

Basic average common shares outstanding	131,290	131,616	131,303	131,784
Diluted average common shares outstanding	131,290	131,616	131,303	131,784

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
Dollars in thousands	2009	2008

Operating activities
Net (loss) income	$(832)	$1,415
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	325	372
Provision for loan losses	2,611	622
Premium amortization (discount accretion) on investment securities	5	(77)
Amortization of intangible assets	148	160
Net (gains) losses on securities transactions	(12)	44
Net impairment losses on investment securities	2,294	1,429
Net gains on sales of loans held for sale	(5)	(10)
Net loss on sale of other real estate owned	42	—
Loans originated for sale	(122)	(501)
Proceeds from sales and principal payments from loans held for sale	273	548
Decrease (increase) in accrued interest receivable	220	(50)
Net increase in bank-owned life insurance	(144)	(369)
Deferred taxes	912	(1,445)
(Increase) decrease in other assets	(3,241)	1,665
Increase (decrease) in accrued expenses and other liabilities	771	(460)

Net cash provided by operating activities	3,245	3,343

Investing activities
Increase in loans, net	(14,681)	(30,500)
Decrease in interest bearing deposits with banks	124	73
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	22,234	18,000
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	10,084	8,708
Proceeds from sales of investment securities available for sale	692	4,807
Purchases of investment securities available for sale	(14,155)	(46,494)
Purchases of investment securities held to maturity	(1,462)	(12,274)
Purchases of premises and equipment	(94)	(128)

Net cash provided by (used in) investing activities	2,742	(57,808)

Financing activities
Decrease in deposits	(12,361)	(500)
Decrease in short-term borrowings	(1,850)	—
(Decrease) increase in long-term debt	(2,500)	24,900
Issuance of preferred stock	9,439	—
Purchases of treasury stock	(3)	(38)
Dividends paid on preferred stock	(825)	(662)
Dividends paid on common stock	(263)	(474)

Net cash (used in) provided by financing activities	(8,363)	23,226

Net decrease in cash and cash equivalents	(2,376)	(31,239)
Cash and cash equivalents at beginning of period	25,813	44,819

Cash and cash equivalents at end of period	$23,437	$13,580

Cash paid during the year
Interest	$9,612	$8,487
Income taxes	1,254	1,424

Noncash transactions
Transfer of investments from held to maturity to available for sale	183	70
Transfer of loans to other real estate owned	969	-
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income per common share
The following table presents the computation of net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2009	2008	2009	2008

Net (loss) income	$(509)	$50	$(832)	$1,415
Dividends on preferred stock	326	149	885	662

Net (loss) income applicable to basic common shares	(835)	(99)	(1,717)	753
Dividends applicable to convertible preferred stock	—	—	147	147

Net (loss) income applicable to diluted common shares	$(835)	$(99)	$(1,570)	$900

Number of average common shares
Basic	131,290	131,616	131,303	131,784

Diluted	131,290	131,616	131,303	131,784

Net (loss) income per common share
Basic	$(6.36)	$(.75)	$(13.08)	$5.72
Diluted	(6.36)	(.75)	(13.08)	5.72
Basic income (loss) per common share is calculated by dividing net income (loss) less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income (loss) and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both the first nine months of 2009 and 2008, the assumption of the conversion would have been antidilutive.
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
Dividends on preferred series A, C and D are paid annually, during the first quarter. Such dividend payments totaled $214,000 in the first nine months of 2009 and 2008, respectively.
4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income (loss) for the three and nine month periods ended September 30, 2009 and 2008 was $1.5 million and $(761,000), respectively and $534,000 and $(731,000), respectively. The difference between the Corporation’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

5. Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements in order to conform with the 2009 presentation.
6. Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) Codification (the “Codification”) was issued. The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have an impact on its consolidated financial condition and results of operations.
On September 15, 2006, the Financial Accounting Standards Board issued, SFAS No. 157, “Fair Value Measurements” as codified in FASB ASC (“Accounting Standards Codification”) topic 820, “Fair Value Measurements and Disclosures (“ASC 820”). This standard provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. ASC 820 applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. ASC 820 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation’s adoption of this standard did not have a significant impact on its financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” as codified in FASB ASC topic 805, “Business Combinations” (“ASC 805”) This standard replaces FASB SFAS No. 141 and provides principles and requirements for how an acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; (2) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of ASC 805 shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation’s adoption of this standard did not have an impact on its financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (an amendment of ARB No. 51) as codified in FASB ASC topic 810, “Consolidation” (“ASC 810”). This standard establishes accounting and reporting standards that require (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified on the face of the consolidated statement of income; (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.
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
In April 2009, the FASB issued Staff Position (“FSP”) No. 157-e, “Determining Whether a Market is Not Active and a Transaction is Not Distressed”. This FSP clarifies the guidance in ASC 820 for fair value measurements in inactive markets, modifies the recognition and measurement of other-than-temporary impairments of debt securities and requires the disclosure of fair values of financial instruments in interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation’s adoption of this standard did not have a significant impact on the financial condition or results of operations of the Corporation.
In April 2009, the FASB issued the following three Staff Positions:
Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” as codified in ASC 320-10-65-1. The objective of an other-than-temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (“GAAP”) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held to maturity or available for sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of equity securities.

Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as codified in ASC 820-10-65-4. This FSP provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.
Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” as codified in ASC 825-10-65-1. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
Each of the aforementioned FSPs is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Corporation on April 1, 2009. The Corporation’s adoption of ASC 820-10-65-4 had an immaterial effect on its fair value estimates. The effect of the adoption of ASC 320-10-65-1 is discussed in Note 7, while the additional disclosures required by ASC 825-10-65-1 are provided in Note 10.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified in FASB ASC topic 855, “Subsequent Events”7 (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Corporation adopted ASC 855 during the second quarter of 2009. In accordance with ASC 855, the Corporation evaluated subsequent events through the date its financial statements were filed (November 16, 2009). The adoption of this standard did not have an impact on the Corporation’s financial position, results of operations, or earnings per share.
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
Also issued by the FASB was SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.
7. Investment securities available for sale
The amortized cost and fair values at of investment securities available for sale were as follows:

		Gross	Gross
September 30, 2009	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$12,219	$276	$52	$12,443
Obligations of U.S. government sponsored entities	14,053	247	103	14,197
Obligations of state and political subdivisions	547	10	—	557
Mortgage-backed securities	74,395	2,978	13	77,360
Other debt securities	12,391	355	3,213	9,533
Equity securities:
Marketable securities	704	—	14	690
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,213	—	—	3,213

Total	$117,637	$3,866	$3,395	$118,108

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$4,009	$5	$57	$3,957
Obligations of U.S. government sponsored entities	19,157	181	326	19,012
Obligations of state and political subdivisions	548	4	—	552
Mortgage-backed securities	88,356	2,408	134	90,630
Other debt securities	11,645	149	3,996	7,798
Equity securities:
Marketable securities	678	—	40	638
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	2,889	—	—	2,889

Total	$127,397	$2,747	$4,553	$125,591

The amortized cost and the fair value of investment securities available for sale as of September 30, 2009 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter expected maturities as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Obligations of U.S. government sponsored entities	$3000	$3,047
Obligations of U.S. state and political subdivisions	547	556
Other debt securities	992	1,020
Due after one year but within five years:
Obligations of U.S. government sponsored entities	2,413	2,459
Mortgage-backed securities	103	104
Other debt securities	2,444	2,184
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	6,083	6,209
Obligations of U.S. government sponsored entities	2,236	2,320
Mortgage-backed securities	2,225	2,297
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	6,137	6,236
Obligations of U.S. government sponsored entities	6,404	6,371
Mortgage-backed securities	72,067	74,958
Other debt securities	8,954	6,329

Total debt securities	113,605	114,090
Equity securities	4,032	4,018

Total	$117,637	$118,108

Investment securities available for sale which have had continuous unrealized losses as of September 30, 2009 and December 31, 2008 are set forth below.

September 30, 2009	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$990	$6	$2,796	$46	$3,786	$52
Mortgage-backed securities	2,567	10	283	3	2,850	13

Obligations of U.S. government sponsored entities	460	47	2,373	56	2,833	103
Other debt securities	—	—	3,878	3,213	3,878	3,213
Marketable equity securities	—	—	704	14	704	14

Total	$4,017	$63	$10,034	$3,332	$14,051	$3,395

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,701	$53	$168	$4	$2,869	$57
Obligations of U.S. Government sponsored entities	3,891	68	4,881	258	8,772	326
Mortgaged-backed securities	5,142	65	2,760	69	7,902	134
Other debt securities	2,722	274	3,829	3,722	6,551	3,996
Equity securities	—	—	678	40	678	40

Total	$14,456	$460	$12,316	$4,093	$26,772	$4,553

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

For the Six Months
In thousands	Ended September 30, 2009

Beginning balance as of April 1, 2009	$288
Add: Initial other-than-temporary credit losses	302
Additional other-than-temporary credit losses	1,860

$2,450

During the first nine months of 2009, $2.3 million in OTTI charges were recorded on two collateralized debt securities (“CDO’s”), of which $1.1 million was recorded during the third quarter. This OTTI was related to credit losses incurred on the aforementioned investments and was determined through discounted cash flow analysis of expected cash flows from the underlying collateral. Third-party consultants were used to obtain valuations for the CDO portfolio, including the determination of both the credit and market components. One consultant analyzes the default prospects of the CDO’s underlying collateral and performs discounted cash flow analyses, while the other projects default prospects based generally on historical default rates. Both used discount rates based on what return an investor would require on a risk-adjusted basis based on current economic conditions.
The Corporation also owns a CDO with a carrying value of $996,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable. Finally, the Bank owns a portfolio of seven single-issue trust preferred securities with a carrying value of $6.3 million. None of these securities is considered impaired as they are all fully performing, and all but one is rated investment grade.
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
Management does not believe that any individual unrealized loss as of September 30, 2009 represents an other than temporary impairment, although fair values of the Bank’s investments in both single-issue trust preferred securities and collateralized debt obligations (“CDOs”) have declined during 2009. Management has determined that such losses are not other than temporary and that the carrying value of these securities will be recovered.
Available for sale securities in unrealized loss positions are analyzed as part of the Corporation’s ongoing assessment of OTTI. When the Corporation intends to sell available-for-sale securities, the Corporation recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities. When the Corporation does not intend to sell available for sale securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Corporation estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and to determine if any adverse changes in cash flows have occurred. The Corporation’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2009, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of September 30, 2009.
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

Management’s assertion regarding its intent not to sell or that it is not more likely than not that the Corporation will be required to sell the security before its anticipated recovery considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell or believes it is more likely than not that the Corporation will be required to sell the security before its anticipated recovery, the gross unrealized loss is charged directly to earnings in the Consolidated Statements of Income.
8. Investment securities held to maturity
The amortized cost and fair values of investment securities held to maturity were as follows:
September 30, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$1,700	$71	$—	$1,771
Obligations of U.S. government sponsored entities	5,458	32	—	5,490
Obligations of state and
political subdivisions	28,927	1,574	26	30,475
Mortgage-backed securities	8,311	341	—	8,652
Other debt securities	495	—	8	487

Total	$44,891	$2,018	$34	$46,875

December 31, 2008

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$8,500	$20	$—	$8,520
Obligations of state and political subdivisions	31,629	814	221	32,222
Mortgage-backed securities	12,089	269	—	12,358
Other debt securities	1,496	—	59	1,437

Total	$53,714	$1,103	$280	$54,537

The amortized cost and the fair value of investment securities held to maturity as of September 30, 2009 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due after one year but within five years:
Obligations of state and political subdivisions	$7,280	$7,765
Mortgage-backed securities	108	113
Due after five years but within ten years:
Obligations of U.S. government sponsored entities	1,000	1,001
Obligations of state and political subdivisions	14,236	15,003
Mortgage-backed securities	67	70
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	1,700	1,771
Obligations of U.S. government sponsored entities	4,458	4,490
Obligations of state and political subdivisions	7,411	7,706
Mortgage-backed securities	8,136	8,469
Other debt securities	495	487

Total	$44,891	$46,875

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

September 30, 2009	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$—	$—	$696	$26	$696	$26
Other debt securities	—	—	487	8	487	8

Total	$—	$—	$1,183	$34	$1,183	$34

December 31, 2008	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$4,753	$146	$647	$75	$5,400	$231
Other debt securities	1,437	59	—	—	1,437	59

Total	$6,190	$205	$647	$75	$6,837	$280

Management does not believe that any individual unrealized loss as of September 30, 2009 represents an other than temporary impairment.
9. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at September 30, 2009 by level within the fair value hierarchy. The fair value hierarchy established by ASC 820 prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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
The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$118,108	$—	$118,032	$76

Total assets	$118,108	$—	$118,032	$76

Total liabilities	$—	$—	$—	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009

Balance, beginning of period	$204	$1,144
Net transfers into Level 3	—	—
Total gains (losses) included in:
Net income	(1,107)	(2,294)
Other comprehensive income	979	1,226

Balance, end of period	$76	$76

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
10. Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2009.
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
Loans
Fair values were estimated for performing loans by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loans. Fair value for significant nonperforming loans was based on recent external appraisals of collateral securing such loans. If such appraisals were not available, estimated cash flows were discounted employing a rate incorporating the risk associated with such cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10(SFAS No. 157).

Loans held for sale
The fair value for loans held for sale is based on estimated secondary market prices.
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at September 30, 2009. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
Short-term borrowings
For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.
Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at September 30, 2009.
The following table presents the carrying amounts and fair values of financial instruments.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term investments	$23,437	$23,437	$25,813	$25,813
Interest-bearing deposits with banks	602	598	726	719
Investment securities AFS	118,108	118,108	125,591	125,591
Investment securities HTM	44,891	46,875	53,714	54,537
Loans	285,207	278,883	271,906	259,226
Loans held for sale	121	121	267	267
Financial liabilities
Deposits	394,756	384,699	407,117	396,503
Short-term borrowings	—	—	1,850	1,850
Long-term debt	49,100	50,038	51,600	51,692

11 Preferred stock
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
12. Subsequent events
In accordance with ASC 855, the Corporation has evaluated whether any subsequent events that require recognition in the accompanying financial statements and related notes thereto have taken place through the date the financial statements were issued. The Corporation has determined that there were no such subsequent events.
13. Regulatory matters
On June 29, 2009, the Bank entered into a Formal Agreement (the “Agreement”) with the Comptroller of the Currency (the “OCC”). The Agreement provides, among other things, for the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan. The Bank is required to comply with the provisions of the agreement no later than September 30, 2009. The Bank was in compliance with the capital ratios at September 30, 2009.

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
Continued asset quality problems led to significant losses in both the three-month and nine-month periods ended September 30, 2009 due to higher loan loss provisions and impairment losses on investment securities.
Financial Condition
At September 30, 2009, total assets declined slightly to $488.6 million from $494.5 million at the end of 2008 while total deposits fell to $394.8 million from $407.1 million, although both average assets and average deposits rose during the first nine months of 2009. The major asset change resulted from a reallocation of investment security paydowns and maturities into the loan portfolio.
Federal funds sold
Federal funds sold totaled $15.5 million at September 30, 2009 compared to $18.2 million at the end of 2008, while the average balance for the first nine months of 2009 rose to $39.8 million in the first nine months of 2009 from $8.8 million for the first nine months of 2008. The increase resulted from the investment of the proceeds from an unusually large temporary account balance that was on deposit for most of the first half of 2009.
Investments
The investment securities available for sale (“AFS”) portfolio declined to $118.1 million at September 30, 2009 from $125.6 million at the end of 2008, while the related gross related unrealized loss was $471,000 compared to $2.7 million at the end of 2008 due largely to ASC 320-10-65-1, which required the recapture of $1 million of previous impairment writedowns into retained earnings as of April 1, 2009.
Investments held to maturity (“HTM”) declined to $44.9 million at September 30, 2009 from $53.7 million at the end of 2008. The reduction resulted from early redemptions of callable securities.
Included in the AFS portfolio are four collateralized debt obligations (“CDO’s”) that are comprised of pools of trust preferred securities issued primarily by banks that have a carrying value of $1.3 million and an unrealized loss of $125,000. Three of these securities have sustained impairment losses of $2.5 million. The market value of these securities has been negatively impacted by illiquidity in the overall CDO market, as well as losses sustained in the underlying collateral. During the first nine months of 2009, additional impairment losses of $2.2 million were recorded on two of the CDOs.
In addition, the Bank owns seven single-issue trust preferred securities issued by individual financial institutions with a carrying value of $6.3 million and an unrealized loss of $1.3 million. No impairment losses have been incurred on these securities, which are current as to the payment of interest and all investment grade except for one security with a carrying value of $510,000, which remains current but is not investment grade. All of the issuers of these securities are well-capitalized at September 30, 2009.
Management does not believe that any individual unrealized losses as of September 30, 2009 represent an other-than-temporary impairment. Additionally, the Corporation does not have the intent to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities.
Loans

Loans rose to $285.2 million at September 30, 2009 from $271.9 million at December 31, 2008, while average loans increased to $278.3 million for the first nine months of 2009 from $247.6 million for the first nine months of 2008. The increases were comprised largely of short-term equipment finance loans to agencies of the U.S. government. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio and expects this trend to continue.
At September 30, 2009, the Bank had concentrations of loans to churches and loan participations with a third-party commercial real estate lender in New York City, both of which are experiencing credit quality problems and represent significant components of the Bank’s nonperforming loans. Loans to churches totaled $72.4 million, and participations with the third-party lender totaled $36.1 million, of which $29 million were construction loans. Both types of loans are secured by commercial real estate, the appraised values of which have suffered large declines during the current economic downturn. Accordingly, both types of loans have higher loan-to-value ratios which than when they were originated, which has been factored into the methodology for determining the allowance for loan losses. Management believes that because construction-related credit issues in the Northeast have lagged other parts of the country, there may be continued deterioration in portfolio credit quality. However, management also believes that because the Northeast region was significantly less overbuilt during more prosperous times, losses will not be as significant as in other parts of the country.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$4,500	$3,350	$3,800	$3,000
Provision for loan losses	1,674	189	2,611	622
Recoveries of previous charge-offs	—	—	15	6

	6,174	3,539	6,426	3,628
Less: Charge-offs	174	189	426	278

Balance at end of period	$6,000	$3,350	$6,000	$3,350

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs and is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, the migration of loans from performing to nonperforming status, concentrations of credit and the possibility that there may be inherent losses in the portfolio, which cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. The provision for loan losses rose substantially in the third quarter and first nine months of 2009 due to the continued deterioration in the Bank’s commercial real estate portfolio.
During the third quarter of 2009, management performed an evaluation of the methodology in calculating the allowance, resulting in revisions to the allowance allocation to various types of loans, as well as using different appraisal assumptions in instances where nonperforming commercial real estate properties may be rented instead of sold. These revisions have resulted in generally higher allowance levels.

	September 30,	June 30,	December 31,
	2009	2009	2008

Allowance for loan losses as a percentage of
Total loans	2.10%	1.61%	1.40%
Total nonperforming loans	33.45%	36.36%	44.13%
Total nonperforming assets (nonperforming loans and OREO)	29.39%	31.33%	37.67%
Net charge-offs as a percentage of average loans (year-to-date)	.15%	.10%	.31%
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued.

Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	September 30,	June 30,	December,
(Dollars in thousands)	2009	2009	2008

Loans past due 90 days or more and still accruing
Commercial	$7	$—	$—
Real estate	4,153	3,294	376
Installment	17	17	8

Total	4,177	3,311	384

Nonaccrual loans
Commercial	2,071	1,901	1,864
Real estate	11,683	7,160	6,356
Installment	7	5	7

Total	13,761	9,066	8,227

Total nonperforming loans	17,938	12,377	8,611
Other real estate owned	2,474	1,985	1,547

Total nonperforming assets	$20,412	$14,362	$10,158

Nonperforming loans rose to $17.9 million at September 30, 2009 from $8.6 million at December 31, 2008 due primarily to an increase in nonaccrual commercial real estate loans. This category of loans continues to be stressed by worsening conditions in the commercial real estate market in the Bank’s trade area.
Nonperforming real estate loans includes $3.9 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy. Such loans located in the State of New York may require significantly longer to collect because approval is required by the state of New York before the underlying property may be encumbered. These loans are considered impaired loans and a specific allowance of $78,000 has been recorded against them as the loans are considered by management to be well-secured. Additionally, nonperforming real estate loans includes $4.1 million of loan participations acquired from the aforementioned third-party lender.
Impaired loans totaled $12.1 million at September 30, 2009, compared to $6.1 million at year-end 2008 and $7.4 million at June 30, 2009. The related allocation of the allowance for loan losses amounted to $1.1 million due to a shortfall in collateral values. The average balance of impaired loans for the 2009 third quarter was $9.6 million and for the first nine months amounted to $7.6 million, compared to $1.2 million for both the third quarter and first nine months of 2008. All of the impaired loans are secured by commercial real estate properties except for $782,000 outstanding from one borrower. The increase in impaired loans resulted from the addition of commercial real estate loans to impaired status during the third quarter, most of which required specific allowances.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at September 30, 2009 and December 31, 2008. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit.
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
Total deposits declined to $394.8 million at September 30, 2009 from $407.1 million at the end of 2008, while average deposits rose to $426 million for the first nine months of 2009 from $379.8 million for the first nine months of 2008. The higher average balance resulted from the aforementioned temporary account balance.

Total noninterest bearing demand deposits decreased to $32 million at September 30, 2009 from $36.3 million at the end of 2008, while average demand deposits of $34.9 million for the first nine months of 2009 declined from $38.1 in the first nine months of 2008.
Money market deposit accounts declined to $83.6 million at September 30, 2009 from $119.5 at the end of 2008, while the related average balance rose to $118.5 million for the first nine months of 2009 from $97.3 million in the same period of 2008. The increase resulted from changes in the aforementioned account balance.
Interest bearing demand deposit account balances rose to $53.4 million at September 30, 2009 compared to $39 million at the end of 2008, and averaged $52.7 million for the first nine months of 2009 compared to $44.5 million for the first nine months of 2008.
Passbook and statement savings accounts totaled $24.4 million at September 30, 2009, virtually unchanged from $24.7 million at December 31, 2008 and averaged $25 million for the first nine months of 2008, down slightly from $27.2 million for the same period in 2008. The decline resulted from the movement of account balances into higher-earning deposit products.
Time deposits rose to $201.5 million at September 30, 2009, relatively from $187.7 million at December 31, 2008, while average time deposits increased to $195 million for the first nine months of 2009 from $172.7 million for the similar 2008 period.
Short-term borrowings
There were no short-term borrowings at September 30, 2009 compared to $1.9 million at December 31, 2008, while the related average balances were $771,000 for the first nine months of 2009 compared to $3.5 million for the first nine months of 2008. The reductions resulted primarily from lower U.S. Treasury tax and loan account balances.
Long-term debt
Long-term debt decreased from $51.6 million at December 31, 2008 to $49.1 million at September 30, 2009, while the related average balance was $35.6 million for the first nine months of 2008 compared to $50.4 million for the same period in 2009. The decrease resulted from the maturity of Federal Home Loan Bank advances, while the higher average resulted from the addition during 2008 of Federal Home Loan Bank advances used to fund investment purchases.
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
At September 30, 2009, CNBC’s leverage, core capital (Tier 1) and total (Tier 1 plus Tier 2) risked-based capital ratios were 8.03%, 11.36% and 14.11%, respectively, while the Bank’s ratios were 8.09%, 11.44% and 14.14%. All of the ratios were higher than at the end of 2008 due to the preferred stock issuance and downstreaming from the holding company to the Bank of $9 million of the proceeds from the preferred stock issuance. These ratios compare with minimum regulatory ratios required to be considered well-capitalized of 5.00%, 6.00% and 10.00%, respectively. Additionally, under an agreement between the Bank and the Comptroller of the Currency, the Bank is required to maintain minimum ratios of 8.00%, 10.00% and 12.00%, respectively. Accordingly, the Bank is compliance with the capital ratios at September 30, 2009.
The Corporation adopted FIN 46R, as codified in ASC 810-10 as of December 31, 2003 and elected to retroactively restate all periods presented. ASC 810-10 required the Corporation to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust-preferred securities. The deconsolidation of the subsidiary trusts results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trusts. The adoption of ASC 810-10 did not have a significant effect on the Corporation’s consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2009, assuming the Corporation was not allowed to include the $4 million in trust preferred securities issued by the subsidiary trust in Tier 1 capital, the Corporation would remain “well capitalized.

Results of Operations
Net loss for the third quarter of 2009 amounted to $509,000 compared to net income of $50,000 for the similar 2008 period due to impairment losses on investment securities and a higher provision for loan losses, along with increased operating expenses. For the first nine months of 2009, net loss was $832,000 compared to net income of $1.4 million in the year-earlier period due to the same reasons.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income rose to $11.1 million for the first nine months of 2009 compared to $10.7 million for the same period in 2008, while the related net interest margin declined 45 basis points, to 3.00% from 3.45%. The increased net interest income resulted from a reduction in the average rate paid to fund interest-earning assets from 2.63% to 1.99% as long-term time deposits that were issued when rates were higher, matured. The lower net interest margin was caused by the effects of reinvesting investment principal and interest payments in short-term earning assets in a low interest rate environment along with variable-rate loans and investments repricing at lower rates. Additionally, the large temporary municipal account balance on which the spread was minimal compressed the net interest margin.
Interest income on a FTE basis decreased 6% in the first nine months of 2009 due to a decline in the yield on interest-earning assets from 6.08% to 5.06%, more than offsetting the higher earnings from an increase in earning assets.
Interest income from Federal funds sold was lower despite the higher average balance due to the temporary deposit because of a reduction in the related yield from 2.77% to .16%. The low yield resulted from the Federal Reserve Bank’s Federal Open Market Committee’s decision to leave the Federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities declined in the first nine months of 2009 due to a lower average rate, which declined from 5.07% to 4.80%, as well as a lower average balance. Tax-exempt investment income was virtually unchanged.
Interest income on loans declined due to a lower average rate earned, which decreased from 6.79% to 5.80% partially offset by higher earnings from increased loan volume. The lower yield was caused by the low interest rate environment along with the forgone income from nonperforming loans.
Interest expense declined 13.7% in the first nine months of 2009, as the average rate paid to fund interest-earning assets decreased from 2.63% to 1.99%. This decline was due to the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which declined from $1.6 million to $921,000. A $21.1 million increase in average money market account balances was more than offset by a decrease in the average rate paid from 2.24% to 1.04%.
Provision for loan losses
The provision rose in the third quarter of 2009 to $1.7 million from $189,000 for the similar quarter in 2008 and increased to $2.6 million in the first nine months of 2009 from $622,000 in the comparable 2008 period. The increases occurred due to a significant increase in nonperforming loans during the third quarter, as well as impaired loans requiring specific reserves.
Other operating income
Other operating income, excluding the results of investment securities transactions, declined 6.1% to $758,000 in the third quarter of 2009 compared to $804,000 in the similar 2008 period, while such income increased 9.9% to $2.4 million for the first nine months of 2009 compared to $2.2 million in the similar year-earlier period. The decline for the quarter ended September 30, 2009 was attributable primarily to lower agency fees, again recorded in 2008 on other assets and a decrease in earnings from an unconsolidated leasing company in which the Bank owns a minority interest. The increase for the first nine months of 2009 resulted primarily from higher earnings from the aforementioned leasing company.
Other operating expenses
Other operating expenses rose 20.9% in the third quarter of 2009 to $3.5 million from $2.9 million in the third quarter of 2008 due primarily to higher FDIC insurance expense, increased credit costs and higher management consulting fees, offset in part by lower merchant card charges and marketing expense. For the first nine months of 2009, other operating expenses rose 11.7% to $10.2 million from $9.1 million a year earlier primarily for the same reasons as well as higher service contract costs. The FDIC expense was higher due to a second quarter $255,000 special assessment required to recapitalize the insurance fund and an increase resulting from a change in the assessment calculation.
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
The major contribution during the first nine months of 2009 from operating activities to the Corporation’s liquidity came from net income from operations, while there were no significant uses of cash. Net cash used in investing activities was primarily for purchases of investments available for sale and loan originations, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the issuance of preferred stock, while the most significant use of funds was an outflow of deposits.
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
Based on the results of the most recent interest simulation model, the Corporation continues to become more asset-sensitive, meaning that earnings would decline more in a rates-down environment than in a rising rate environment. If interest rates rose 200 basis points from current rates in an immediate and parallel shock, net interest income would decrease 5%; if rates decreased 200 basis points, net interest income would decline by 15.9%. This accomplishes management’s strategy to position the Corporation for an increase in rates when economic conditions ultimately improve.
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
FDIC Special Assessment
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was paid on September 30, 2009. The Bank recorded an expense of $255,000 during the quarter ended June 30, 2009, to reflect the special assessment.
Additionally, the FDIC has proposed that banks prepay three years of regular assessments to fund the Deposit Insurance Fund Assessments would be payable on December 30, 2009 for the fourth quarter of 2009 and all of 2010 through 2012. The FDIC plan would maintain current assessment rates through 2010, subsequently increasing by three basis points. The payment applicable to 2010 through 2012 would be recorded as an asset, with quarterly amortization charged to expense based on deposit levels.
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2008 Annual Report to Stockholders.

Item 6.	Exhibits
(a)	Exhibits

(3	)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3	)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3	)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3	)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3	)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3	)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3	)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3	)(h)	Amendment to the Corporation’s Articles of Incorporation establishing the Fixed Rate Cumulative Perpetual Preferred Stock, Series G (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3	)(i)	Amendment to the Corporation’s Articles of Incorporation reallocating unissued Series B, Series C and Series E Preferred Stock to unallocated and unissued preferred stock (incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3	)(j)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3	)(k)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10	)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10	)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10	)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10	)(f)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10	)(g)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10	)(h)	Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10	)(i)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10	)(l)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10	)(m)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10	)(n)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10	)(o)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10	)(p)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(10	)(q)	Letter Agreement, dated April 10, 2009, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”), between the Corporation and the United States Department of the Treasury (the “Treasury Department”) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10	)(r)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10	)(s)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10	)(t)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement relating to CDFI Exemption (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10	)(u)	Form of Waiver, executed by each of Louis E. Prezeau, Edward R. Wright, Stanley M. Weeks and Raul L. Oseguera (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10	)(v)	Agreement, dated June 29, 2009, by and between the City National Bank of New Jersey and the Comptroller of the Currency (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 29, 2009).

(11)		Statement regarding computation of per share earnings. The required information is included on page 19.

(31)		Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(32)		Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C.Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

November 10, 2009	/s/ Edward R. Wright Edward R. Wright
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)