Form 10-K
period 2009-12-31
CITY NATIONAL BANCSHARES CORP
filed 2010-05-18
CIK 714980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-11535
City National Bancshares Corporation
(Exact name of registrant as specified in its charter)

New Jersey State or other jurisdiction of incorporation or organization	22-2434751 (I.R.S. Employer Identification No.)
900 Broad Street Newark, New Jersey 07102

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (973) 624-0865
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

(Title of class)
Common stock, par value $10 per share

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☑ No
The aggregate market value of voting stock held by nonaffiliates of the Registrant as of April 29, 2010 was approximately $3,614,000.
There were 131,290 shares of common stock outstanding at April 29, 2010

CITY NATIONAL BANCSHARES CORPORATION
FORM 10-K

Part I
Item 1. Business
Description of business
City National Bancshares Corporation (the “Corporation” or “CNBC”) is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2009, CNBC had consolidated total assets of $466.3 million, total deposits of $380.3 million and stockholders’ equity of $31 million.
City National Bank (the “Bank” or “CNB”), a wholly-owned subsidiary of CNBC, is a national banking association chartered in 1973 under the laws of the United States of America and has one subsidiary, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB. CNB is minority owned and operated and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through its retail branch network, although the primary focus is on establishing commercial and municipal relationships. Deposit services include savings, checking, certificates of deposit, money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans and maintains banking relationships with several major domestic corporations.
The Bank owns a 35.4% interest in a leasing company, along with two other minority banks and has small investments in a Haitian financial organization that provides microloan financing to rural Haitian individuals for business purposes and a mutual fund which invests in targeted projects throughout the country that are eligible for Community Reinvestment Act (“CRA”) credit.
Both City National Bancshares Corporation and City National Bank have been designated by the United States Department of the Treasury as community development enterprises (“CDE’s”). This designation means that the Department of Treasury has formally recognized CNBC and CNB for “having a primary purpose of promoting community development” and will facilitate attracting capital by allowing both entities to benefit from the federal government’s New Market Tax Program, as well as from the Bank enterprise Award (“BEA”) program, which provides awards for making investments or opening branch offices in low-income areas within the Bank’s market area.
The Bank has been, and intends to continue to be, an urban community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its ten-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, and one each in Hackensack and Paterson, New Jersey. As a result of the acquisitions of two branches from a thrift organization, the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island. The Bank opened de novo branches in Hempstead, Long Island in 2002 and Manhattan, New York in 2003. The Bank also acquired a branch office in Philadelphia, PA from another financial institution in March 2007.
The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches and has extensive deposit relationships with municipalities in the communities where the Bank does business.
The Bank’s loans consist primarily of commercial real estate loans. Although the Bank lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in New Jersey. The Bank’s customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly low to moderate income households. The Bank has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. The Bank believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty, which is essential to the Bank’s ability to compete effectively. The Bank offers various investment products, including mutual funds.
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
Management believes that as New Jersey’s only African-American owned and controlled Bank, it has a unique ability to provide commercial banking services to low and moderate income segments of the urban community in part through affiliations with municipalities in the cities where the Bank has offices.
Employees
At December 31, 2009, the Bank employed 103 full-time equivalent employees. Management considers relations with its employees to be excellent.
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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at December 31, 2009 since the aforementioned net profit was a loss of $7.8 million.
The Bank is subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009. The Agreement is based on the results of the most recent annual examination of the Bank. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a profit plan and capital program, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank improve its capital ratios and seek outside capital.
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement, however, management has taken steps to remedy these noncompliance matters. In addition, because the Bank’s leverage ratio is less than 8%, management is currently discussing with the OCC the impact of falling below this threshold. Management expects to achieve an 8% leverage ratio by December 31, 2010.
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
As a result of the rapid deterioration in economic conditions, the U.S. Treasury Department enacted the Emergency Economic Stabilization Act of 2008, which includes provisions intended to provide economic relief. Among them, and as part of the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program (“CPP”) authorized the investment by the Treasury Department of up to $250 billion in eligible financial institutions in the form of non-voting senior preferred stock bearing an annual dividend of 5% for the first five years and increasing to 9% thereafter. The preferred stock will count as Tier I capital for regulatory purposes. The Corporation received $9.4 million of this capital in April 2009, the maximum amount allowed. $9 million was downstreamed to the Bank as common equity.
Additionally, the FDIC approved a Temporary Liquidity Guarantee Program (“TLG Program”), intended to improve liquidity in the financial institution sector. Under this program, the FDIC is providing FDIC insured financial institutions with the option of providing unlimited insurance coverage on noninterest-bearing transaction accounts as well as NOW accounts paying no more than a .50% rate of interest. This program will be effective until December 31, 2013. CNB has elected to participate in this program. The fee for participating in this program is .10% of the covered deposits.
Additionally, the TLG provides for a Debt Guarantee Program which provides FDIC insured financial institutions with the option of providing FDIC insurance coverage for debt issued through June 30, 2009. This coverage expires on June 30, 2012. The fee for participating in this program ranges from .50% to 1%, depending on the term of the debt. CNB has elected not to participate in this program.
FDIC insurance
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was paid on September 30, 2009. The Bank recorded an expense of $255,000 during the quarter ended June 30, 2009, to reflect the special assessment.
On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank prepaid approximately $3.4 million, of which $3.2 million was recorded as a prepaid asset, in assessments as of December 31, 2009. The payment applicable to 2010 through 2012 will be charged to expense with quarterly amortization charges based on deposit levels.
Financial regulatory reform proposals
Recent economic and market conditions have led to numerous proposals for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed. In furtherance of the Administration’s plan, legislation enabling the creation of the Consumer Financial Protection Agency has recently been passed by the U.S House of Representatives. The legislation would subject federally chartered financial institutions to state consumer protection laws that have historically been preempted.
Item 1a. Risk factors
An investment in City National Bancshares is subject to risks inherent to the financial services business. The risks and uncertainties that management believes are material are described below. Before making an investment decision, these risks and uncertainties should be carefully considered together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or that management currently believes are immaterial may also impair the Corporation’s business operations. The value or market price of our securities could decline due to any of these identified or other risks, and all or part of your investment may be lost as a result.
In addition to the aforementioned information contained in this Annual Report on Form 10-K, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained herein constitutes forward looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause actual results to differ materially from those expressed in any forward looking statements presented herein.
Illiquidity in the Corporation’s stock
Shares of CNBC common stock, while publicly traded on the over-the-counter market, are not readily marketable. The last reported over-the-counter trade occurred in 1990. Accordingly, shareholders of the Corporation’s common stock may encounter significant difficulty when attempting to dispose of their shares.
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
Negative impact of a prolonged economic downturn
The economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates low through its targeted federal funds rate and the purchase of mortgage- backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged economic downturn or the return of negative developments in the financial services industry could negatively impact the Corporation’s operations by causing an increase in the provision for loan losses and a deterioration of the loan portfolio. Such a downturn may also adversely affect the ability to originate or sell loans. The occurrence of any of these events could have an adverse impact the financial performance of the Corporation.
Most of the Bank’s lending is in northern and central New Jersey, and the New York City metropolitan area. As a result of this geographic concentration, a further significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of the Bank’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in the Bank’s market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the Bank’s cash flows and results of operations.
The Bank’s loan portfolio is largely secured by real estate collateral. A substantial portion of the property securing the loans is located in New Jersey and the New York City metropolitan area. Conditions in the real estate markets in which the collateral for the Bank’s loans are located strongly influence the level of the Bank’s non-performing loans and results of operations. A continued decline in the New Jersey and New York City metropolitan area real estate markets could adversely affect collateral values of the Bank’s loan portfolio.
Allowance for loan losses may be insufficient
An allowance for loan losses is maintained based on, among other things, national and regional economic conditions, historical loss experience, and assumptions regarding delinquency trends and future loss expectations. If the assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio. Bank regulators review the classification of the loans in their examinations and may required the Bank in the future to change the classification on certain loans, which may require us to increase the provision for loan losses or loan charge-offs. Management could also decide that the allowance for loan losses should be increased. If actual net charge-offs were to exceed the allowance for loan losses, earnings would be negatively impacted by additional provisions for loan losses. Any increase in the allowance for loan losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on the results of operations or financial condition.
Further increases in non-performing assets may occur and adversely affect the results of operations and financial condition.
As a result of the economic downturn, loan delinquencies are increasing, particularly in the commercial real estate portfolio, which comprises the largest segment of the loan portfolio. Until economic and market conditions improve, charge-offs to the allowance for loan losses and lost interest income relating to an increase in non-performing loans are expected to continue. Non-performing assets adversely affect net income in various ways. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect the Bank’s business, results of operations and financial condition. There can be no assurance that non-performing loans will not increase in the future, or that non-performing assets will not result in lower financial returns in the future.
Declines in value may adversely impact the investment portfolio
The Corporation may be required to record impairment charges in earnings related to credit losses in the investment portfolio if securities suffer a decline in value that is considered other-than-temporary. Additionally, (a) if the Corporation intends to sell a security or (b) it is more likely than not that the Corporation will be required to sell the security prior to recovery of its amortized cost basis, the Corporation will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the investment portfolio and may result in other-than-temporary impairment on these investment securities in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to the parent company, which could have a material adverse effect on liquidity and the ability to pay dividends to shareholders and could also negatively impact regulatory capital ratios and result in the Bank not being classified as “well-capitalized” for regulatory purposes.
Higher FDIC deposit insurance premiums and assessments may adversely affect the Corporation’s financial condition or results of operations
FDIC insurance premiums increased substantially in 2009 and may increase significantly higher. Numerous bank closings during 2009 significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule during the first quarter of 2009, which raised regular deposit insurance premiums. In May 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. Notwithstanding this prepayment, the FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments. Additional FDIC insurance assessments may be required, which could have an adverse effect on the Corporation’s results of operations.

Liquidity risk
Liquidity risk is the potential that the Corporation will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.
Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.
Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.
Access to funding sources in amounts adequate to finance ongoing operations could be impaired by factors that affect the Corporation specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of business activity due to a prolonged economic downturn or adverse regulatory action. The ability to borrow could also be impaired by general factors, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.
Because the Bank is operating under a Formal Agreement issued by the OCC, liquidity may become impaired due to restrictions in asset growth and dividend payments. At December 31, 2009, management believes that the Corporation has sufficient liquidity based on the detailed liquidity analysis performed as of that date.
The cash dividend on the Corporation’s common or preferred stock may be reduced or eliminated
The common cash dividend payout per common share was greater than earnings per share for the year ended December 31, 2009, thereby causing no earnings retention in 2009. This resulted from earnings being negatively impacted by the increased loan loss provision and investment impairment losses.
While our earnings retention rate may improve in the future due to the elimination of certain dividends, other factors, including those resulting from the economic recession, may negatively impact future earnings and the Corporation’s ability to pay dividends.
Stockholders are only entitled to receive such cash dividends as the Board of Directors may declare out of funds legally available for such payments. Also, as a bank holding company, the ability to declare and pay dividends is dependent on federal regulatory considerations including the guidelines of OCC and the FRB regarding capital adequacy and dividends.
In February, 2010, CNBC deferred payment on all its preferred stock issues, including the Series G cumulative perpetual preferred stock issued to the U.S. Treasury Department, as well as the quarterly interest payment related to its outstanding trust preferred securities. The Corporation is currently unable to determine when these payments may be resumed.
Market reform efforts may result in the Corporation’s business becoming subject to extensive additional regulations
Recent economic and market conditions have led to numerous proposals for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury; and two new federal agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed.
There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted into legislation, and if adopted, what the final provisions of such legislation will be. The financial services industry is highly regulated, and the Corporation is subject to regulation by several government agencies, including the OCC, the FRB and the FDIC. Legislative and regulatory changes, as well as changes in governmental economic and monetary policy, can not only affect the Bank’s ability to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages. Government regulations affect virtually all areas of the Bank’s operations, including the range of permissible activities, products and services, the amount of service fees or the ability to assess such fees, the geographic locations in which such services can be offered, the amount of capital required to be maintained to support operations, the right to pay dividends and the amount which the Bank can pay to obtain deposits. New legislation and regulatory changes could require the Bank to change certain business practices, impose additional costs, or otherwise adversely affect the Bank’s business, results of operations or financial condition.
Changes in accounting policies or accounting standards
The Corporation’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of the Corporation’s assets or liabilities and financial results. The Corporation identified its accounting policies regarding the allowance for loan losses, security valuations, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.
From time to time the FASB and the SEC change their guidance governing the form and content of the Corporation’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB, SEC, banking regulators and the Corporation’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate as the FASB and International Accounting Standards Board have reaffirmed their commitment to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond the Corporation’s control, can be hard to predict and could materially impact how the Corporation reports its financial results and condition. In certain cases, the Corporation could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
Severe weather, acts of terrorism or other external events could significantly impact the business of the Bank
A significant portion of the Bank’s primary markets are located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on the Bank’s ability to conduct business. Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Bank to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Bank’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
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
Additionally, higher interest rates may impact the ability of the Bank’s borrowers to repay their loans, possibly requiring an increase in the allowance for loan losses. The Bank’s church borrowers may be more adversely affected given their limited ability to pass on cost increases to congregation members.
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
The Bank is subject to a Formal Agreement with the Comptroller of the Currency
The Bank is subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009. The Agreement is based on the results of the most recent annual examination of the Bank. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a profit plan and capital program, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank improve its capital ratios and seek outside capital.
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. In addition, because the Bank’s leverage ratio is less than 8%, management is currently discussing with the OCC the impact of falling below this threshold. Management expects to achieve an 8% leverage ratio by December 31, 2010.
Item 2. Properties
The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey on property owned by CNB. The Bank has four other branch locations in New Jersey and four in the state of New York along with one in Philadelphia, Pa. Five of the locations are in leased space while the others are owned by the Bank.
The New Jersey branch offices are located in Newark, which is owned, Hackensack, which is leased and in Paterson, which is also leased. The Philadelphia branch is leased. The New York branches are located in Roosevelt and Hempstead, Long Island, and one in Harlem, New York, which are leased and Brooklyn, New York, which is owned.
In addition to its branch network, the Bank currently maintains ten ATM’s at remote sites.
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
Item 4. Submission of matters to a vote of security holders
During the fourth quarter of 2009 there were no matters submitted to stockholders for a vote.
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
At March 1, 2010, the Corporation had 1,235 common stockholders of record.
On May 1, 2009 the Corporation paid a cash dividend of $3.60 per share to stockholders of record on April 22, 2008. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
In February, 2010, CNBC deferred payment on all its preferred stock issues, including the Series G cumulative perpetual preferred stock issued to the U.S. Treasury Department, as well as the quarterly interest payment related to its outstanding trust preferred securities. The Corporation is currently unable to determine when these payments may be resumed and does not expect to pay a common stock dividend in 2010.
Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Edward R. Wright, Senior Vice President and Chief Financial Officer, 900 Broad Street, Newark, New Jersey, 07102.
Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the Corporation’s consolidated financial statements and the accompanying notes thereto.
Five-Year Summary

Dollars in thousands, except per share data	2009	2008	2007	2006	2005

Year-end Balance Sheet data
Total assets	$466,339	$494,539	$449,748	$395,217	$363,541
Gross loans	276,242	271,906	232,824	199,284	179,093
Allowance for loan losses	8,650	3,800	3,000	2,400	2,165
Investment securities	162,401	178,061	157,556	169,598	149,144
Total deposits	380,276	407,117	394,856	342,416	312,429
Short-term portion of long-term debt	5,000	5,000	—	—	—
Long-term debt	44,000	46,600	19,800	19,606	20,700
Stockholders’ equity	31,013	28,092	28,872	27,762	25,142

Income Statement data
Interest income	24,174	25,902	25,978	21,649	18,173
Interest expense	9,495	11,309	14,233	10,848	7,280

Net interest income	14,679	14,593	11,745	10,801	10,893
Provision for loan losses	8,105	1,586	772	279	115

Net interest income after provision for loan losses	6,574	13,007	10,973	10,522	10,778
Other operating income	3,124	279	2,694	2,724	2,136
Net impairment losses on securities	(2,333)	(2,688)	—	—	—
Other operating expenses	13,381	12,278	11,428	10,035	9,717

(Loss) income before income tax expense	(6,016)	1,008	2,239	3,211	3,197
Income tax (benefit) expense	1,806	(50)	372	743	862

Net (loss) income	$(7,822)	$1,058	$1,867	$2,468	$2,335

Per common share data

Net (loss) income per basic share	$(68.36)	$1.87	$8.28	$13.04	$16.20
Net (loss) income per diluted share	(68.36)	1.87	8.09	12.54	15.52
Book value	85.50	130.10	141.04	129.88	118.23
Dividends declared	2.00	3.60	3.50	3.25	3.00

Basic average number of common shares outstanding	131,300	131,688	132,306	133,246	133,654
Diluted average number of common shares outstanding	131,300	131,688	148,623	143,924	139,511
Number of common shares outstanding at year-end	131,290	131,330	131,987	132,926	133,650

Financial ratios
Return on average assets	(1.53)%	.23%	.44%	.65%	.66%
Return on average common equity	(36.55)	1.38	6.35	10.90	13.83
Stockholders’ equity as a percentage of total assets	6.65	5.68	6.42	6.96	6.92
Common dividend payout ratio	—	—	42.22	25.92	19.33

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this analysis is to provide information relevant to understanding and assessing the results of operations for each of the past three years and financial condition for each of the past two years for City National Bancshares and its subsidiaries (the “Corporation” or the “Bank”).
Cautionary statement concerning forward-looking statements
This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s expectations about new and existing programs and products, relationships, opportunities, and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, deposit growth, the direction of the economy in New Jersey and New York, levels of asset quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time.
Critical accounting policies and use of estimates
The Corporation’s accounting and reporting policies conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.
Accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. The significant accounting policies are presented in Note 1 to the consolidated financial statements. Policies on the allowance for loan losses, security valuations, and income taxes are considered to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.
The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in the investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices, or a deterioration in credit quality, thus leading to further impairment losses.
Allowance for loan losses, impaired loans, TDRs and OREO
The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Bank regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, the allowance for loan losses is determined, in part, by the composition and size of the loan portfolio, which represents the largest asset type on the consolidated statement of financial condition.
The allowance for loan losses consists of four elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans based on historical factors, (3) reserves for non-classified loans based on historical loss factors, and (4) reserves based on general economic conditions and other qualitative risk factors both internal and external to the Corporation, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing.
Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for impaired loan losses and a component for general loan losses. Management has defined an impaired loan to be a loan for which it is probable, based on current information, that the Corporation will not collect all amounts due in accordance with the contractual terms of the agreement. The Corporation defined the population of impaired loans subject to be all nonaccrual loans with an outstanding balance of $100,000 or greater, and all loans subject to a troubled debt restructuring. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair value down to appropriately consider recent market conditions and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be subjective in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs independent third party experts in appraisal preparations and performs reviews to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than projections and the established allowance for loan losses on these loans, and could have a material effect on the Corporation’s financial results.
Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When the Bank acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset. The asset is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Holding costs and declines in estimated fair value result in charges to expense after acquisition.
New appraisals are generally obtained annually for all impaired loans and impairment write-downs are taken when appraisal values are less than the carrying value of the related loan.
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
Investment security valuations and impairments
Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices of similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and illiquid markets, valuation techniques may be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (level 3). Valuation techniques are based on various assumptions, including, but not limited to, projected cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, valuations of underlying collateral and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs. The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.
Management periodically evaluates if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that management will be required to sell the security prior to recovery of its amortized cost basis. As a result of the adoption of new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities” on April 1, 2009, debt investment securities deemed to be other-than-temporarily impaired were written down by the impairment related to the estimated credit loss and the non-credit related impairment was recognized in other comprehensive income. Prior to the adoption of the new authoritative guidance, if the decline in value of an investment was deemed to be other-than-temporary, the investment was written down to fair value and a non-cash impairment charge was recognized in the period of such evaluation.
City National Bank of New Jersey is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. As a member of the Federal Home Loan Bank of New York (“FHLB-NY”) City National Bank is required to acquire and hold shares of capital stock in the FHLB-NY in an amount determined by a “membership” investment component and an “activity-based” investment component. As of December 31, 2009, City National Bank was in compliance with its ownership requirement and held $2.4 million of FHLB-NY common stock. In performing the quarterly evaluation of the investment in FHLB-NY stock, management reviews the most recent financial statements of the FHLB of New York and determines whether there have been any adverse changes to its capital position as compared to the previous period. In addition, management reviews the FHLB-NY’s most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period. Finally, management obtains the credit rating of FHLB from an accredited credit rating industry to ensure that no downgrades have occurred. At December 31, 2009, it was determined by management that the Bank’s investment in FHLB stock was not impaired.
Income taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the consolidated financial condition or results of operations.
In connection with determining the income tax provision, a reserve is maintained related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, management evaluates each tax position and strategy to determine whether the reserve continues to be appropriate.
The Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. Management considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed quarterly as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry-backs decline, or if lower levels of future taxable income are projected. Such a valuation allowance would be established and any subsequent changes to such allowance would require an adjustment to income tax expense that could adversely affect the Corporation’s operating results.
Executive summary
In 2009, the economic recession showed signs of abating and the illiquidity in the financial marketplace improved considerably. While various segments of the economy showed clear signs of improvement, commercial real estate values continued to decline, particularly in the northeastern part of the United States, which was affected later than the rest of the country. As a result, the Corporation incurred significant loan losses, as well as investment securities impairments where the underlying collateral behind the bank-issued trust preferred securities consisted of commercial real estate.
Management cannot determine whether conditions will improve during 2010, although investment portfolio valuations appear to have stabilized due primarily to securities writedowns.
Additionally, the Bank is operating under a regulatory agreement and expects to incur significant costs in complying with its terms. Should asset quality continue to deteriorate, or should the Bank be unable to comply with the terms of the agreement, additional sanctions may be imposed, leading to additional costs and possible liquidity concerns.
In 2009, the Corporation received a $700,000 award from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The award was based on the Bank’s lending efforts in qualifying lower income communities and is being recorded as yield enhancement on the related loans.
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

The primary source of the Corporation’s income comes from net interest income, which represents the excess of interest earned on earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation’s interest-earning assets is the loan portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk. Certain components of the investment portfolio are subject to credit risk as well.
Cash and due from banks
Cash and due from banks declined to $6.8 million at the end of 2009 from $7.6 million a year earlier, while average cash and due from banks in 2008 decreased to $8.1 million compared to $8.6 million a year earlier.
Federal funds sold
Federal funds sold declined to $5.5 million at the end of 2009 from $18.2 million at December 31, 2008, while the related average balance rose to $34.6 million from $10.6 million in 2008. The increase resulted primarily from the investment of the proceeds from a large temporary municipal market account balance on deposit with the Bank during the first half of 2009, while the reduction occurred due to lower 2009 year-end municipal account deposit balances.
Interest-bearing deposits with banks
Interest-bearing deposits with banks declined to $609,000 at December 31, 2009 from $726,000 a year earlier, while the related average balances were $1.5 million in 2009 and $1 million in 2008. The deposits represent the Bank’s participation in the U.S. Treasury Department’s Community Development Financial Institution (“CDFI”) deposit program. Under this program, the Bank is eligible for awards based on deposits made in other CDFI’s. $42,000 was recorded as interest income from interest-bearing deposits with banks in 2009, representing a yield enhancement on the CDFI deposits.
Investments
The available for sale (“AFS”) portfolio decreased to $122 million at December 31, 2009 from $125.6 million a year earlier due primarily to increased prepayments on mortgage-backed securities (“MBS”). The related gross unrealized loss was $2.6 million compared to $2.7 million at the end of 2008 due largely to ASC 320-10-65-1, which required the recapture of $1 million of previous impairment writedowns into retained earnings and Accumulated Other Comprehensive Income as of April 1, 2009.
Included in the AFS portfolio are four collateralized debt obligations (“CDOs”) that are comprised of pools of trust preferred securities issued primarily by banks that have a book value of $1.2 million and a market value of $546,000. The unrealized loss of $605,000 is included in Other Comprehensive Income (“OCI”). $494,000 of this loss pertains to one CDO which continues to be fully performing and has substantial excess collateral coverage in the Bank’s tranche. The market value of this security has been negatively impacted by illiquidity in the overall CDO market, as well as losses sustained in the underlying collateral. During 2009, impairment losses of $2.3 million were recorded on two of the other CDOs.
Additionally, the available for sale portfolio includes two corporate debt securities with a carrying value of $1.9 million that have an unrealized loss of $438,000, down from $782,000 at the end of 2008. Both investments continue to perform and remain investment grade.
Finally, the Bank owns seven single-issue trust preferred securities issued by individual financial institutions with a carrying value of $6.3 million and an unrealized loss of $1.1 million, compared to an unrealized loss of $1.3 million a year earlier. No impairment losses have been incurred on these securities, which are current as to the payment of interest and mostly investment grade. All except one of the banks owning the issuers of these securities were well-capitalized at December 31, 2009. $5.8 million of these securities are included in AFS and one security with a carrying value of $495,000 is included in HTM.
The fair market value of most components of the overall investment portfolio benefited by the continued low interest rate environment during 2009. Both the AFS and HTM portfolios reflected significant gains at the end of 2009 compared to a year earlier, due in part to writedowns in the available for sale portfolio. Such writedowns totaled $2.3 million. The writedowns were incurred in two investments in collateralized debt obligations (“CDOs”) where the unrealized losses were deemed to be other-than-temporarily impaired.
Management does not believe that any individual unrealized losses as of December 31, 2009 represent an other-than-temporary impairment. Additionally, the Corporation does not have the intent to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities.
Most acquisitions during 2009 consisted of mortgage backed securities (“MBS”) and securities issued by government sponsored entities (“GSE’s”). Both types of securities are used for municipal deposit collateral purposes and are subject to large fluctuations based on collateral requirements.
Investments held to maturity (“HTM”) declined to $40.4 million at the end of 2009 from $53.7 million at the end of 2008 due primarily to early redemptions of callable securities.
Information pertaining to the average weighted yields of investments in debt securities at December 31, 2009 is presented below. Maturities of mortgaged-backed securities are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

Investment Securities Available for Sale			Maturing After One		Maturing After Five
	Maturing Within		Year But Within		Years But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years		Total	Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities and obligations of U.S. government agencies	$—	—%	$—	—%	$6,220	4.24%	$6,298	5.16%	$12,518	4.70%
Obligations of U.S. government sponsored entities	3,000	4.29	3,025	4.40	1,295	5.02	9,969	1.81	17,289	3.11
Obligations of state and political and subdivisions	546	5.41	—	—	—	—	—	—	546	5.41
Mortgage-backed securities	—	—	96	3.85	2,245	4.30	72,076	5.08	74,417	5.06
Other debt securities	994	5.58	2,452	4.12	—	—	8,823	3.64	12,269	3.89

Total amortized cost	$4,540	4.71%	$5,573	4.27%	$9,760	4.36%	$97,166	4.62%	$117,039	4.59%

Investment Securities Held to Maturity			Maturing After One		Maturing After Five
	Maturing Within		Year But Within		Years But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years		Total	Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities and obligations of U.S. government agencies	$—	—%	$—	—%	$—	—%	$1,585	5.06%	$1,585	5.06%
Obligations of U.S. government sponsored entities	—	—	—	—	—	—	2,459	4.64	2,459	4.64
Obligations of state and political subdivisions	—	—%	8,458	5.56	13,712	5.97	5,809	6.62	27,979	5.98
Mortgage-backed securities	—	—	163	5.24	—	—	7,714	5.40	7,877	5.40
Other debt securities	—	—	—	—	—	—	495	7.84	495	7.84

Total amortized cost	$—	—%	$8,621	5.55%	$13,712	5.97%	$18,062	5 73%	$40,395	5.77%

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2009. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.
The average yield on the AFS portfolio declined to 4.59% at December 31, 2009 from 4.66% at December 31, 2008, while the yield on the HTM portfolio declined to 5.77% at December 31, 2009 from 5.88% at December 31, 2008. The reduced yields in both portfolios were due to the lower yields earned on newly acquired investments placed in the portfolios during 2009 along with the effects of higher prepayment speeds in the MBS portfolio and the impact of several higher yielding callable bonds being redeemed prior to final maturity. The weighted average life of the AFS portfolio was 5.09 years at the end of 2009 compared to 4.86 years a year earlier, while the average life of the HTM portfolio was 5.04 years at the end of 2009 compared to 4.44 years at the end of 2008.
The following table sets forth the amortized cost and market values of the Corporation’s portfolio for the three years ended December 31:

	2009		2008		2007
Investment Securities Available for Sale	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$12,518	$12,700	$4,009	$3,957	$6,860	$6,832
Obligations of U.S. government sponsored entities	17,289	17,324	19,157	19,012	10,844	10,895
Obligations of state and political subdivisions	546	553	548	552	551	557
Mortgage-backed securities	74,417	77,138	88,356	90,630	74,640	74,273
Other debt securities	12,269	10,268	11,645	7,798	9,618	8,968
Equity securities:
Marketable securities	713	695	678	638	646	618
Nonmarketable securities	115	115	115	115	115	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,213	3,213	2,889	2,889	1,360	1,360

Total	$121,080	$122,006	$127,397	$125,591	$104,634	$103,618

	2009		2008		2007
Investment Securities Held to Maturity	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Value	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$1,585	$1,647	$—	$—	$—	$—
Obligations of U.S. government sponsored entities	2,459	2,405	8,500	8,520	14,594	14,522
Mortgage-backed securities	7,877	8,186	12,089	12,358	5,175	5,132
Obligations of state and political subdivisions	27,979	29,042	31,629	32,222	31,665	31,868
Other debt securities	495	502	1,496	1,437	2,504	2,483

Total	$40,395	$41,782	$53,714	$54,537	$53,938	$54,005

Due largely to illiquidity in various segments of the fixed income markets, valuations have became more subjective, requiring alternate methods of valuation aside from quoted trade prices, which often represented distressed sales prices. Such methods included underlying collateral valuations and discounted cash flow analyses, often producing higher calculated valuations than the quoted trade prices. Illiquidity in these markets also had a negative effect on such quotations. Finally, credit weakness of various issuers also had a significant negative impact on valuations. As a result, the services of third-party consultants were utilized in the valuation process. These consultants prepared discounted cash flow analyses for the CDOs and analyzed the default probabilities of underlying issuers in the Corporation’s CDO portfolio in order to determine the fair values of such securities.
The following table presents the components of net interest income on tax-equivalent basis.

Consolidated Average Balance Sheet with Related Interest and Rates

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
Tax equivalent basis; dollars in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$34,625	$54	.16%	$10,647	$217	2.04%	$28,179	$1,392	4.94%
Interest-bearing deposits with banks[1]	1,494	50	3.33	1,008	24	2.41	1,429	90	6.30
Investment securities[2]:
Taxable	139,984	6,668	4.76	145,963	7,404	5.07	126,327	6,613	5.23
Tax-exempt	31,457	1,903	6.05	32,123	1,955	6.08	34,095	2,080	6.10

Total investment securities	171,441	8,571	5.00	178,086	9,359	5.25	160,422	8,693	5.42

Loans [3,4,6]
Commercial	53,198	3,094	5.82	44,929	2,832	6.28	38,882	2,640	6.79
Real estate	223,992	12,960	5.79	206,289	14,026	6.80	178,579	13,753	7.70
Installment	1,463	92	6.29	1,434	109	7.57	1,576	117	7.30

Total loans	278,653	16,146	5.79	252,652	16,967	6.71	219,037	16,510	7.54

Total interest earning assets	486,213	24,821	5.10	442,393	26,567	6.00	409,067	26,685	6.52

Noninterest earning assets:
Cash and due from banks	8,147			8,605			7,591
Net unrealized loss on investment securities available for sale	(1,681)			(2,850)			(1,806)
Allowance for loan losses	(4,717)			(3,231)			(2,529)
Other assets	21,700			16,708			15,597

Total noninterest earning assets	23,449			19,232			18,853

Total assets	$509,662			$461,625			$427,920

Liabilities and stockholders’ equity
Interest bearing liabilities:
Demand deposits	$53,321	$393	.74	$46,320	$456	.99	$37,804	$737	1.95
Money market deposits	107,336	1,092	1.02	98,804	2,107	2.13	108,498	4,324	3.99
Savings deposits	24,859	128	.52	26,608	138	.52	29,881	157	.53
Time deposits	197,211	6,057	3.07	177,503	7,005	3.95	159,059	7,676	4.83

Total interest bearing deposits	382,727	7,670	2.00	349,235	9,706	2.78	335,242	12,894	3.85
Short-term borrowings	606	3	.50	2,751	59	2.17	537	23	4.28
Long-term debt	50,074	1,822	3.64	38,299	1,544	4.03	21,613	1,316	6.09

Total interest bearing liabilities	433,407	9,495	2.19	390,285	11,309	2.90	357,392	14,233	3.98

Noninterest bearing liabilities:
Demand deposits	34,509			38,149			37,393
Other liabilities	6,898			5,082			5,588

Total noninterest bearing liabilities	41,407			43,231			42,981

Stockholders’ equity	34,848			28,109			27,547

Total liabilities and stockholders’ equity	$509,662			$461,625			$427,920

Net interest income (tax equivalent basis)		15,326	2.91		15,258	3.10		12,452	2.54
Tax equivalent basis adjustment[5]		(647)			(665)			(707)

Net interest income[7]		$14,679			$14,593			$11,745

Average rate paid to fund interest earning Assets			1.95			2.56			3.48

Net interest income as a percentage of interest earning assets (tax equivalent basis)			3.15%			3.44%			3.04%

1	Includes $42,000 in 2009, $- in 2008 and $39,000 in 2007, representing income received under the U.S. Treasury Department’s Bank Enterprise Award certificate of deposit program.

2	Includes investment securities available for sale and held to maturity.

3	Includes nonperforming loans.

4	Includes loan fees of $421,000, $413,000 and $611,000 in 2009, 2008 and 2007 respectively.

5	The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2009, 2008 and 2007.

6	Includes $387,000 in 2009, $421,000 in 2008 and $336,000 in 2007 representing income received under the U.S. Treasury Department’s Bank Enterprise Award loan program.

7	The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by nine basis points in 2009, 2008 and 2007, respectively.
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

	2009 Net Interest Income Increase			2008 Net Interest Income Increase
	(Decrease) from 2008 due to:			(Decrease) from 2007 due to:

In thousands	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans:
Commercial	$519	$(257)	$262	$349	$(157)	$192
Real estate	1,204	(2,270)	(1,066)	2,134	(1,861)	273
Installment	(1)	(16)	(17)	(1)	(7)	(8)

Total loans	1,722	(2,543)	(821)	2,482	(2,025)	457
Taxable investment securities	(303)	(433)	(736)	1,027	(236)	791
Tax-exempt investment securities	(40)	(12)	(52)	(120)	(5)	(125)
Federal funds sold and securities purchased under agreements to resell	489	(652)	(163)	(866)	(309)	(1,175)
Interest-bearing deposits with banks	12	14	26	(20)	(46)	(66)

Total interest income	1,880	(3,626)	(1,746)	2,503	(2,621)	(118)

Interest expense
Demand deposits	(69)	132	63	(166)	447	281
Savings deposits	9	1	10	17	2	19
Money market deposits	(182)	1,197	1,015	(387)	2,604	2,217
Time deposits	(778)	1,726	948	(891)	1,562	671
Short-term borrowings	46	10	56	(95)	59	(36)
Long-term debt	(475)	197	(278)	(1,017)	789	(228)

Total interest expense	(1,449)	3,263	1,814	(2,539)	5,463	2,924

Net interest income	$431	$(363)	$68	$(36)	$2,842	$2,806

Loans
Loans rose to $276.2 million at December 31, 2009 from $271.9 million at December 31, 2008, while average loans in 2009 increased to $278.7 million from $252.7 in 2008. The increases were comprised largely of short-term equipment finance loans to agencies of the U.S. government. The Corporation originates nominal consumer or residential mortgage loans to hold in the portfolio and expects this trend to continue.
At December 31, 2009, the Bank had concentrations of loans to churches and loan participations with a third-party commercial real estate lender in New York City, both of which are experiencing credit quality problems and represent significant components of the Bank’s nonperforming loans. Loans to churches totaled $72.1 million at December 31, 2009, representing 26.1% of total loans outstanding, all of which were secured by real estate, compared to $73.4 million and 25.2% at December 31, 2008. Participations with the third-party lender totaled $32 million, of which $27.2 million were construction loans. Both types of loans are secured by commercial real estate, the appraised values of which have suffered large declines during the current economic downturn. Accordingly, both types of loans currently have generally higher loan-to-value ratios than when they were originated, which has been factored into the methodology for determining the allowance for loan losses. Management believes that because construction-related credit issues in the Northeast have lagged other parts of the country, there may be continued deterioration in portfolio credit quality. However, management also believes that because the Northeast region was significantly less overbuilt during more prosperous times, losses will not be as significant as in other parts of the country.
Loans held for sale totalled $190,000 at December 31, 2009 compared to $267,000 at December 31, 2008, while loans originated for sale declined to $312,000 in 2009 compared to $1 million in 2008 due to the economic downturn. Sales of these loans, along with the related gains also declined. These loans represent long-term fixed rate residential mortgages that the Corporation does not retain in the portfolio to mitigate its interest rate risk to rising interest rates.
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
The Bank generally secures its loans by obtaining primarily first liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios of 70% for loan transactions secured by commercial real estate. The Bank expects to reduce commercial real estate lending in 2010. If a loan is performing, appraisals are performed when the loan renews, if there is a renewal date, and if nonperforming, appraisals are performed annually.
Maturities and interest sensitivities of loans
Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2009 is presented below.

		Due from
		One Year
	Due in One	Through	Due After
In thousands	Year or Less	Five Years	Five Years	Total

Commercial	$14,982	$21,815	$13,525	$50,322
Real estate:
Construction	45,008	380	1,584	46,972
Mortgage	20,442	27,885	129,694	178,021
Installment	421	396	110	927

Total	$80,853	$50,476	$144,913	$276,242

Loans at fixed interest rates	$19,417	$39,127	$21,886	$80,430
Loans at variable interest rates	61,436	11,349	123,027	195,812

Total	$80,853	$50,476	$144,913	$276,242

The Bank currently has $80.9 million in loans scheduled to mature in 2010, which includes $5 million in loans that are on nonaccrual status at December 31, 2009. For performing loans, updated financial information is requested from the borrower, as well as updated appraisals when the value of the underlying real estate, if any, is questionable.

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands	2009	2008	2007	2006	2005

Commercial	$53,820	$44,366	$44,504	$32,572	$2,536
Real estate	221,601	226,546	187,447	165,828	155,711
Installment	926	1,153	1,061	1,176	1,261

Total loans	276,347	272,065	233,012	199,576	179,508
Less: Unearned income	105	159	188	292	291

Loans	$276,242	$271,906	$232,824	$199,284	$179,217

Summary of loan loss experience
Changes in the allowance for loan losses are summarized below.

Dollars in thousands	2009	2008	2007	2006	2005

Balance, January 1	$3,800	$3,000	$2,400	$2,165	$2,076

Charge-offs:
Commercial loans	1,703	651	118	108	68
Real estate loans	1,537	118	22	2	—
Installment loans	30	23	66	39	16

Total	3,270	792	206	149	84

Recoveries:
Commercial loans	—	5	2	87	5
Real estate loans	15	—	2	—	29
Installment loans	—	1	30	18	24

Total	15	6	34	105	58

Net (charge-offs) recoveries	(3,255)	(786)	(172)	(44)	(26)
Provision for loan losses charged to operations	8,105	1,586	772	279	115

Balance, December 31	$8,650	$3,800	$3,000	$2,400	$2,165

Net charge-offs as a percentage of average loans	1.17%	.31%	.08%	.03%	.02%
Allowance for loan losses as a percentage of loans	3.13	1.40	1.29	1.20	1.21
Allowance for loan losses as a percentage of nonperforming loans	48.35	44.13	37.67	40.45	107.39

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
Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio at the balance sheet date. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. The methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size and type, collateral adequacy and economic conditions are taken into consideration.
The allowance established for probable losses on specific loans is based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and the industry in which the borrower operates. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.
Additionally, nonaccrual loans over a specific dollar amount are individually evaluated, along with all troubled debt restructured loans for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.
The allowance allocations for non-impaired loans are calculated by applying loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s historical loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.
The allowance contains reserves identified as unallocated in the table below to cover inherent losses in the loan portfolio which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of the regional economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for judgmental factors and the uncertainty that is inherent in estimates of probable credit losses.
During the third quarter of 2009, management performed an evaluation of the methodology in calculating the allowance, resulting in revisions to the loss factors for various types of loans,

as well as using different appraisal assumptions in instances where nonperforming commercial real estate properties may be rented instead of sold.
The allowance represented 3.13% of total loans at December 31, 2009 and 1.40% at December 31, 2008, while the allowance represented 48.35% of total nonperforming loans at December 31, 2009 compared to 44.13% for the prior year. The allowance at the end of 2009 rose to $8.6 million from $3.8 million a year earlier due to an increase in the provision for loan losses resulting primarily from an increase in nonperforming loans, the continuous deterioration in loan quality and an increase in loss factors.
The provision for loan losses rose substantially in 2009 primarily due to the continued deterioration in the Bank’s commercial real estate portfolio.
Allocation of the allowance for loan losses
The allowance for loan losses has been allocated based on management’s estimates of the risk elements within the loan categories set forth below at December 31.

	2009		2008		2007		2006		2005
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loan		of Loan		of Loan		of Loan		of Loan
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
Dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$1,352	18.13%	$1,102	15.22%	$1,098	19.11%	$730	16.32%	$626	13.14%
Real estate	7,095	81.32	2,306	84.00	1,709	80.43	1,427	83.09	1,174	86.39
Installment	19	.55	6	.78	91	.46	21	.49	25	.47
Unallocated	184	—	386	—	102	—	222	—	340	—

Total	$8,650	100.00%	$3,800	100.00%	$3,000	100.00%	$2,400	100.00%	$2,165	100.00%

Allowance allocations are subject to change based on the levels of classified loans in each segment of the portfolio. The minimum allowance levels depend on the internal loan classification and the risk assessment. Additionally, the current methodology reflects the most recent year’s historical loan loss experience, giving effect to the current economic environment, compared to previous years, when a five-year history was utilized. The unallocated allocation is based upon management’s evaluation of the underlying inherent risk in the loan portfolio that has not been measured on an individual basis. Such evaluation includes economic and business conditions within the Bank’s market area, portfolio concentrations, credit quality and delinquency trends. An additional factor is the demographics in the Bank’s market area. Because CNB serves primarily low to moderate income communities, in general, the inherent credit risk profile of the loans it makes has a greater degree of risk than if a more economically diverse demographic area were served.
Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands	2009	2008	2007	2006	2005

Loans past due 90 days or more and still accruing:
Commercial	$555	$—	$43	$—	$—
Real estate	1,012	376	377	1,254	162
Installment	—	8	18	5	7

Loans past due 90 days or more and still accruing	1,567	384	438	1,259	169

Nonaccrual loans:
Commercial	1,237	1,864	1,996	797	742
Real estate	15,080	6,356	5,485	3,899	1,020
Installment	6	7	45	38	85

Total nonaccrual loans	16,323	8,227	7,526	4,734	1,847

Total nonperforming loans	17,890	8,611	7,964	5,993	2,016
Other real estate owned	2,352	1,547	—	—	—

Total	$20,242	$10,158	$7,964	$5,993	$2,016

Nonperforming assets rose to $20.2 million at the end of 2009 due primarily to higher levels of nonaccruing commercial real estate loans. This category of loans continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country.
Nonaccrual loans includes $4.2 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy, and $4.5 million of loans acquired from a third-party non-bank lender. Church loans located in the State of New York may require significantly longer to collect because approval is required by the state of New York before the underlying property may be encumbered.
Impaired loans totaled $11.1 million at the end of 2009 compared to $12.1 million at September 30, 2009 and $5.8 million at year-end 2008. The related allocation of the allowance for loan losses amounted to $550,000 due to a shortfall in collateral values. Impaired loan charge-offs totalled $1.4 million. The average balance of impaired loans in 2009 was $8.5 million compared to $1 million in 2008. All of the impaired loans are secured by real estate. Included in impaired loans are loans to churches totaling $2 million with no related allowance. Additionally, impaired loans include $4.4 million of loan participations acquired from the third-party lender, with a related allowance of $550,000. Such loans were comprised primarily of construction loans.
Troubled debt restructured loans (“TDRs”) totaled $5.2 million, with a related allowance of $760,000 at December 31, 2009 and were comprised of seven loans, three of which were church loans totaling $3.2 million. One TDR of $1.4 million is accruing interest. The remaining TDRs are on nonaccrual status and reflected in the above table.
Other assets
Other assets rose $2.5 million at the end of 2009 compared to a year earlier, with the increase resulting primarily from the payment in December 2009 of a $3.4 FDIC insurance prepayment for 2010 through 2012.

Other real estate owned
Other real estate owned (“OREO”) was higher due to the transfer of foreclosed properties from the loan portfolio.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits.
These municipal and U.S. Government accounts represent a substantial part of the Bank’s business, tend to have high balance relationships and comprised most of the Bank’s accounts with balances of $100,000 or more at December 31, 2009 and 2008. These accounts are used for operating and short-term investment purposes by the municipalities and require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit.
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
Total deposits declined to $380.3 million at December 31, 2009 from $407.1 million a year earlier, while average deposits increased to $427.2 million in 2009 from $387.4 million in 2008. The reduction resulted from a deleveraging program undertaken to improve capital ratios, while the increase occurred due to the aforementioned temporary account balance.
Passbook and statement savings deposits totaled $24.7 million at December 31, 2009, unchanged from a year earlier, while such savings accounts averaged $24.9 million in 2009 compared to $26.6 million in 2008. The decline resulted from a shift into higher earning deposit products.
Money market deposit accounts declined to $73.3 million at December 31, 2009 from $119.5 million a year earlier, while average money market deposits increased 8.6% to $107.3 million in 2009 from $98.8 million in 2008. The changes occurred primarily due to the aforementioned temporary account balance.
Interest-bearing demand deposit account balances rose to $51.8 million at the end of 2009 compared to $39 million at year-end 2008, while the related average balance of $53.3 million was 15.1% higher in 2009 than the average of $46.3 million in 2008.
Time deposits rose to $201.1 million at December 31, 2009 from $187.7 million at the end of 2008, while average time deposits were $197.2 million in 2009, 11.1% greater than the average of $177.5 million in 2008. Brokered deposits rose from $47 million at the end of 2008 to $52.2 million a year later. The Bank does not expect to increase current brokered deposit levels for the foreseeable future.
Short-term borrowings
Short-term borrowings totaled $100,000 at December 31, 2009 compared to $1.9 million at December 31, 2008, while average short-term borrowings of $606,000 in 2009 were significantly lower than the 2008 average of $2.8 million due to higher short-term borrowing requirements during the summer months of 2008 when certain municipal account balances were drawn down.
Long-term debt
Long-term debt decreased to $44 million at December 31, 2009 from $46.6 million a year earlier, while the related average balance was $38.3 million in 2008 compared to $45.1 million in 2009. Both declines resulted from repayments of Federal Home Loan Bank advances
Results of operations – 2009 compared with 2008
The Corporation recorded a net loss of $7.8 million in 2009 compared to net income of $1.1 million a year earlier due primarily to a $4.7 million deferred tax asset valuation allowance and a $6.5 million increase in the provision for loan losses. Additionally, each year included substantial impairment losses on investment securities, amounting to $2.3 million in 2009 and $2.7 million in 2008. Partially offsetting these losses were several expense reductions resulting from a cost reduction initiative undertaken in the fourth quarter of 2009.
Included in both years’ earnings were awards received from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The awards were based on the Bank’s lending efforts in qualifying lower income communities. Award income attributable to its lending efforts totaled $386,000 in 2009, $421,000 in 2008 and $336,000 in 2007. The Bank also recorded award income related to time deposits made in other CDFI’s of $42,000 in 2009, $- in 2008 and $39,000 in 2007.
Finally, the Bank recorded award income of $71,000 in 2009, $18,000 in 2008 and $19,000 in 2007 as a recovery of approved information technology-related costs. In total, $499,000 of award income was recorded in 2009, while $439,000 was recorded in 2008 and $394,000 was recorded in 2007.
These awards are dependent on the availability of funds in the CDFI Fund as well as the Corporation meeting various qualifying standards. Accordingly, there is no assurance that the Corporation will continue to receive these awards in the future. However, The Corporation has received various awards under these programs on a regular basis as follows over the past five years: 2009 - $700,000, 2008 - $1.2 million, 2007 - $542,000, 2006 - $340,000 and 2005 - $131,000. The Corporation expects to continue to apply for these awards.
On a fully taxable equivalent (“FTE”) basis, net interest income of $15.3 million in 2009 was flat compared to 2008, while the related net interest margin declined 29 basis points, from 3.44% to 3.15%.
The reduced net interest margin occurred due to the average rate earned on interest-earning assets declining more rapidly than the interest paid on interest-bearing liabilities, which in turn was driven by the effects of reinvesting loan and investment principal and interest payments in shorter-term earning assets in a low interest rate environment along with variable-rate loans and investments repricing at lower rates in the low interest rate environment. Additionally, the large temporary municipal money market account balance on which the spread was minimal compressed the net interest margin.
Interest income on a FTE basis declined from $26.6 million in 2008 to $24.8 million in 2009 as the decrease in income caused by the reduction in the average rate earned more than offset the higher earnings from the increased asset levels. The yield on interest earning assets declined 90 basis points, from 6% to 5.10%. Aside from the higher average Federal funds balance caused largely by the temporary deposit, the most significant increase occurred in the real estate portfolio.
Interest income from Federal funds sold was lower in 2009 despite the higher average balance due to the temporary deposit because of a reduction in the related yield from 2.04% to .16%. The low yield resulted from the Federal Reserve Bank’s Federal Open Market Committee’s decision to leave the Federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities decreased in 2009 due to a lower average rate, which declined from 5.07% to

4.76%, as well as a lower average balance. Tax-exempt investment income was virtually unchanged.
Interest income on loans declined due to a lower average rate earned, which decreased from 6.71% to 5.79% partially offset by higher earnings from increased loan volume. The lower yield was caused by the low interest rate environment along with the forgone income from nonperforming loans.
Interest expense declined 16% in 2009, as the average rate paid to fund interest-earning assets decreased from 2.56% to 1.95%. This decline was due to the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which declined 48.2% in 2009. Almost all interest-bearing liabilities had volume increases, partially offsetting the expense reduction from the lower rates paid.
Service charges on deposit accounts was essentially unchanged in 2009 from a year earlier as higher service charges were offset by a reduction in overdraft fees.
Agency fees declined in 2009 as they have done in recent years due to elimination by large companies of these programs.
Other income was up in 2009 due primarily to an increase in earnings from an unconsolidated leasing company in which the Bank owns a minority interest and higher income from off-site ATMs.
Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totaled $13.4 million in 2009, a 9% increase compared to $12.3 million in 2008, driven primarily by higher FDIC insurance expense and management consulting fees.
Salaries and other employee benefits expense declined due to the reversals in the 2009 fourth quarter of bonus accruals totaling $417,000 and a $71,000 discretionary 401K savings plan accrual, both of which management decided to forego as part of the cost reduction initiative. Additionally, $127,000 of supplemental executive retirement plan benefit accruals related to a participant who resigned in 2009 were reversed. These reductions were partially offset by higher health insurance costs.
Occupancy expense rose nominally due to higher property taxes, while equipment expense was essentially unchanged.
Management consulting fees rose from $212,000 in 2008 to $683,000 in 2009, and FDIC insurance expense increased from $429,000 to $1.1 million. The increase in management consulting fees resulted primarily from the necessity to comply with the terms of the regulatory agreement along with the outsourcing of part of the internal audit function, while FDIC expense was higher due to a second quarter $255,000 special assessment required to recapitalize the insurance fund and an increase resulting from a change in the assessment calculation.
OREO expense rose due primarily to property writedowns.
Other expenses declined 5.5% in 2009 due primarily to a reduction in merchant card charges, which represent credit card fees incurred by customers and previously absorbed by the Bank and offset by compensating deposit account balances. These charges are currently being passed on directly to the customers. Partially offsetting this reduction was an increase in other costs related to carrying and liquidating nonperforming assets such as legal expense.
The changes in income tax expense as a percentage of pretax income compared to 2008 resulted from the recording of the aforementioned valuation allowance.
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
A significant part of the Bank’s deposit growth is from municipal deposits, which comprised $140.2 million, or 36.9% of total deposits at December 31, 2009. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $67.7 million of investment securities were pledged as collateral for these deposits.
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
Municipal deposit levels may fluctuate significantly depending on the cash requirements of the municipalities. The Bank has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include the Federal Reserve Bank discount window, Federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. In certain instances, however, these lines may be reduced or not available in the event of a significant decline in the Bank’s credit quality or capital levels. On two occasions during 2009, the Bank successfully accessed the aforementioned lines
As a result of the loss incurred, there were no significant sources of funds during 2009 from operating activities.
Net cash provided by investing activities during 2009 was derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale, amounting to $26.8, while the primary uses of cash were for purchases of investment securities available for sale, which amounted to $22.1 million and net loan growth, which totaled $9 million.
The highest source of cash provided by financing activities resulted from the issuance of $9.4 million of preferred stock to the U.S. Treasury, while the most significant use of funds was an outflow of $26.8 million deposits resulting from the deleveraging program.
As a result of the aforementioned Formal Agreement, the Corporation has implemented a contingency funding plan which provides detailed procedures to be instituted in the event of a liquidity crisis.
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

Commitments, contingent liabilities, and off-balance sheet arrangements
The following table shows the amounts and expected maturities of significant commitments as of December 31, 2009. Further information on these commitments is included in Note 21 of the Notes to Consolidated Financial Statements.

		One to
	One Year	Three	Three to
In thousands	or Less	Years	Five Years	Total

Commitments to extend credit:
Commercial loans and lines of credit	$19,932	$—	$—	$19,932
Commercial mortgages	17,918	—	—	17,918
Credit cards	—	—	1,142	1,142
Residential mortgages	427	—	—	427
Home equity and other revolving lines of credit	607	—	—	607
Standby letters of credit	34	—	—	34

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB’s historical experience.
Effects of inflation
Inflation, as measured by the consumer price index (“CPI”), including all items for all urban consumers, rose 2.7% in 2009 compared to 3.8% in 2008 and 2.8% in 2007.
The asset and liability structure of the Corporation and subsidiary bank differ from that of an industrial company since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in earning assets, regardless of the effects of inflation, will increase net income if the Corporation is able to maintain a consistent interest spread between earning assets and supporting liabilities. In an inflationary period, the purchasing power of these net monetary assets necessarily decreases. However, changes in interest rates may have a more significant impact on the Corporation’s performance than inflation. While interest rates are affected by inflation, they do not necessarily move in the same direction or in the same magnitude as the prices of other goods and services.
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
The following table presents the Corporation’s sensitivity to changes in interest rates, categorized by repricing period. Various assumptions are used to estimate expected maturities. The actual maturities of these instruments could vary substantially if future prepayments differ from estimated experience. Additionally, assets and liabilities reprice at different rates so that gaps may not represent an accurate assessment of interest rate risk.

Interest Sensitivity Gap Analysis

	December 31, 2009
		One Year	Three Years
	One Year	to	to	More than
In thousands	Or Less	Three Years	Five Years	Five Years	Total

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$5,500	$—	$—	$—	$5,500
Interest-bearing deposits with banks	342	267	—		609
Investment securities	53,072	27,233	26,426	55,252	161,983
Loans	126,012	76,248	50,930	23,052	276,242

	184,926	103,748	77,356	78,304	444,334

Interest bearing liabilities:
Deposits:
Savings	149,853	—	—		149,853
Time	133,525	39,846	23,530	4,218	201,119
Short-term borrowings	100	—	—	—	100
Long-term debt	7,300	18,000	8,500	15,200	49,000

	290,778	57,846	32,030	19,418	400,072

Interest sensitivity gap:
Period gap	$(105,852)	$45,902	$45,326	$58,886	$44,262
Cumulative gap	(105,852)	(59,950)	(14,624)	44,262	—

The cumulative gap between the Corporation’s interest rate sensitive assets and its interest sensitive liabilities was $46.4 million at December 31, 2009. This means that the Corporation has a “positive gap” position, which theoretically will cause its assets to reprice faster than its liabilities. In a rising interest rate environment, interest income may be expected to rise faster than the interest received on earning assets, thus improving the net interest spread. Over a one-year time horizon, however, the gap is negative, although the period gap becomes positive in the second year and all periods listed thereafter.
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
At December 31, 2009, the most recently prepared model indicates that net interest income would decline .02% from base case scenario if interest rates rise 200 basis points and decline 12.68% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 24.62% if rates rise 200 basis points and decline 8.34% if rates decline 200 basis points.
These results indicate that the Corporation is asset-sensitive, meaning that the interest rate risk is higher if interest rates fall, which management doe not expect to occur during 2010 based on the current low interest rate environment.
Capital
The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

	Consolidated		Bank Only
	December 31,		December 31,
Dollars in thousands	2009	2008	2009	2008

Total stockholders’ equity	$31,013	$28,092	$35,539	$32,386
Net unrealized (gain) loss on investment securities available for sale	(533)	1,124	(533)	1,124
Net unrealized loss on equity securities available for sale	(11)	(25)	(11)	(25)
Disallowed intangibles	(744)	(985)	(744)	(985)
Disallowed deferred tax assets	—	—	—
Qualifying trust preferred securities	4,000	4,000	—	—

Tier 1 capital	33,725	32,206	34,251	32,500

Qualifying long-term debt	5,200	5,220	5,000	5,000
Allowance for loan losses	4,013	3,800	4,011	3,800
Other	80	165	80	165

Tier 2 capital	9,293	9,185	9,091	8,965

Total capital	$43,018	$41,391	$43,342	$41,465

Risk-weighted assets	$322,838	$327,479	$322,606	$326,961
Average total assets	484,362	492,388	484,107	492,827

Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets	10.45%	9.83%	10.62%	9.94%
Regulatory minimum	5.00	5.00	5.00	5.00
Total capital to risk-adjusted assets	13.32	12.64	13.43	12.68
Regulatory minimum	8.00	8.00	8.00	8.00
Leverage ratio	6.96	6.54	7.08	6.61
Total stockholders’ equity to total assets	6.63	5.67	7.63	6.55

Capital ratios for both the parent holding company and the Bank rose due to the $9.4 million preferred stock issuance, most of which was downstreamed to the Bank.
While both the Corporation and the Bank were well-capitalized under the Prompt Corrective Action Requirements at December

31, 2009, additional losses from higher loan loss provisions or investment impairment charges could be incurred reducing capital levels, although management believes that capital levels are sufficient to absorb additional losses and still remain well-capitalized. Additionally, management may improve capital ratios, if necessary, by reducing its municipal deposit levels or seeking additional capital from external sources.
The Bank is subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009. The Agreement is based on the results of the most recent annual examination of the Bank. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a profit plan and capital program, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank needs to improve its capital ratios and seek outside capital.
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. In addition, because the Bank’s leverage ratio is less than 8%, management is currently discussing with the OCC the impact of falling below this threshold. Management expects to achieve an 8% leverage ratio by December 31, 2010.
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
Included in both years’ earnings were awards received from the U.S. Treasury’s Community Development Financial Institution (“CDFI”) Fund. The awards were based in part on the Bank’s lending efforts in qualifying lower income communities. Award income attributable to its lending efforts totaled $421,000 in 2008, $336,000 in 2007 and $64,000 in 2006.
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
Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totaled $12.3 million in 2008, a 7.4% increase compared to $11.4 million in 2007, driven primarily by higher compensation costs.
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

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
Dollars in thousands, except per share data	2009	2008

Assets
Cash and due from banks (Note 2)	$6,808	$7,613
Federal funds sold (Note 3)	5,500	18,200
Interest-bearing deposits with banks	609	726
Investment securities available for sale (Note 4)	122,006	125,591
Investment securities held to maturity (Market value of $41,782 at December 31, 2009 and $54,537 at December 31, 2008) (Note 5)	40,395	53,714
Loans held for sale	190	267
Loans (Note 6)	276,242	271,906
Less: Allowance for loan losses (Note 7)	8,650	3,800

Net loans	267,592	268,106

Premises and equipment (Note 8)	2,949	3,242
Accrued interest receivable	2,546	2,796
Cash surrender value of life insurance	5,537	5,345
Other real estate owned	2,352	1,547
Other assets (Notes 13 and 14)	9,855	7,392

Total assets	$466,339	$494,539

Liabilities and Stockholders’ Equity
Deposits: (Notes 4, 5, and 9)
Demand	$29,304	$36,270
Savings	149,853	183,172
Time	201,119	187,675

Total deposits	380,276	407,117
Accrued expenses and other liabilities	5,950	5,880
Short-term portion of long-term debt (Note 11)	5,000	5,000
Short-term borrowings (Note 10)	100	1,850
Long-term debt (Note 11)	44,000	46,600

Total liabilities	435,326	466,447

Commitments and contingencies (Note 20)
Stockholders’ equity (Notes 15, 16 and 23):
Preferred stock, no par value: Authorized 100,000 shares (Note 15);
Series A , issued and outstanding 8 shares in 2009 and 2008	200	200
Series C , issued and outstanding 108 shares in 2009 and 2008	27	27
Series D , issued and outstanding 3,280 shares in 2009 and 2008	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2009 and 2008	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2009 and 2008	6,790	6,790
Preferred stock, no par value, perpetual noncumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares	9,499	—
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2009 and 2008
131,290 shares outstanding in 2009 and 131,330 shares outstanding in 2008	1,345	1,345
Surplus	1,115	1,115
Retained earnings	8,462	16,694
Accumulated other comprehensive loss	533	(1,124)
Treasury stock, at cost - 3,240 and 3,200 common shares in 2009 and 2008, respectively	(228)	(225)

Total stockholders’ equity	31,013	28,092

Total liabilities and stockholders’ equity	466,339	$494,539

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

	Year Ended December 31,
Dollars in thousands, except per share data	2009	2008	2007

Interest income
Interest and fees on loans	16,146	$16,967	$16,510
Interest on Federal funds sold and securities purchased under agreements to resell	54	217	1,392
Interest on deposits with banks	50	24	90
Interest and dividends on investment securities:
Taxable	6,668	7,404	6,613
Tax-exempt	1,256	1,290	1,373

Total interest income	24,174	25,902	25,978

Interest expense
Interest on deposits (Note 9)	7,670	9,706	12,894
Interest on short-term borrowings	3	59	23
Interest on long-term debt	1,822	1,544	1,316

Total interest expense	9,495	11,309	14,233

Net interest income	14,679	14,593	11,745
Provision for loan losses (Note 7)	8,105	1,586	772

Net interest income after provision for loan losses	6,574	13,007	10,973

Other operating income
Service charges on deposit accounts	1,476	1,443	1,332
Agency fees on commercial loans	236	318	328
Other income (Note 12)	1,401	1,250	1,024
Net gains (losses) on securities transactions (Notes 4 and 5)	11	(44)	10
Other than temporary impairment losses on securities	(2,443)	(2,688)	—
Portion of loss recognized in other comprehensive income, before tax	110	—	—

Net impairment losses on securities recognized in earnings	(2,333)	(2,688)	—

Total other operating income	791	279	2,694

Other operating expenses
Salaries and other employee benefits (Note 14)	5,800	6,205	5,992
Occupancy expense (Note 8)	1,326	1,304	1,201
Equipment expense (Note 8)	648	651	562
Management consulting fees	683	212	256
FDIC insurance expense	1,082	429	40
Other real estate owned expense	558	—	—
Other expenses (Note 12)	3,284	3,477	3,377

Total other operating expenses	13,381	12,278	11,428

(Loss) income before income tax expense	(6,016)	1,008	2,239
Income tax expense (benefit) (Note 13)	1,806	(50)	372

Net (loss) income	$(7,822)	$1,058	$1,867

Net (loss) income per common share (Note 17)
Basic	$(68.36)	$1.87	$8.28
Diluted	(68.36)	1.87	8.09

Basic average common shares outstanding	131,300	131,688	132,306
Diluted average common shares outstanding	131,300	131,688	148,623

Cash dividends declared per common share	$2.00	$3.60	$3.50

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes
in Stockholders’ Equity

					Accumulated
					Other
	Common		Preferred	Retained	Comprehensive	Treasury
Dollars in thousands	Stock	Surplus	Stock	Earnings	(Loss) Income	Stock	Total

Balance, January 1, 2007	$1,345	$1,115	$10,287	$16,290	$(978)	$(109)	$27,950
Net income	—	—	—	1,867	—	—	1,867
Other comprehensive income
Unrealized holding gains on securities arising during the period (net of tax of $(145))	—	—	—	—	363	—	363
Reclassification adjustment for gains (losses) included in net income (net of tax of $2)	—	—	—	—	(8)	—	(8)

Total comprehensive income	—	—					2,222
Proceeds from issuance of preferred stock	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(65)	(65)
Dividends paid on common stock	—	—	—	(464)	—	—	(464)
Dividends paid on preferred stock	—	—	—	(771)	—	—	(771)

Balance, December 31, 2007	1,345	1,115	10,287	16,922	(623)	(174)	28,872
Net income	—	—	—	1,058	—	—	1,058
Other comprehensive income
Unrealized holding losses on securities arising during the period (net of tax of $922)	—	—	—	—	(2,304)	—	(2,304)
Reclassification adjustment for gains (losses) included in net income (net of tax of $(929))	—	—	—	—	1,803	—	1,803

Total comprehensive income	—	—					557
Proceeds from issuance of preferred stock	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(51)	(51)
Dividends paid on common stock	—	—	—	(474)	—	—	(474)
Dividends paid on preferred stock	—	—	—	(812)	—	—	(812)

Balance, December 31, 2008	1,345	1,115	10,287	16,694	(1,124)	(225)	28,092
Net loss	—	—	—	(7,822)	—	—	(7,822)
Other comprehensive income
Unrealized holding gains on securities arising during the period (net of tax of $(470))	—	—	—	—	705	—	705
Reclassification adjustment for losses included in net income (net of tax of $(374))	—	—	—	—	1,959	—	1,959

Total other comprehensive income							(5,158)
Transition adjustment for adoption of FASB ASC 320-10-65-1				1,007	(1,007)		—
Proceeds from issuance of preferred stock	—	—	9,439	—	—	—	9,439
Purchase of treasury stock	—	—	—	—	—	(3)	(3)
Dividends paid on common stock	—	—	—	(1,094)	—	—	(1,094)
Dividends paid on preferred stock	—	—	—	(263)	—	—	(263)
Dividends accrued on preferred stock			60	(60)			—

Balance, December 31, 2009	$1,345	$1,115	$19,786	$8,462	$533	$(228)	$31,013

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2009	2008	2007

Operating activities
Net (loss) income	$(7,822)	$1,058	$1,867
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	432	495	430
Provision for loan losses	8,105	1,586	772
Premium amortization (discount accretion) of investment securities	17	(65)	(335)
Amortization of intangible assets	194	213	197
Net (gains) losses on sales and early redemptions of investment securities	(11)	44	(10)
Net impairment losses on investment securities	2,333	2,688	—
Net losses (gains) on sales of loans held for sale	10	(18)	(72)
Net losses and writedowns of other real estate owned	427	—	—
Loans originated for sale	(312)	(1,001)	(3,312)
Proceeds from sales and principal payments from loans held for sale	273	978	3,767
Decrease (increase) in accrued interest receivable	250	(124)	(167)
Deferred taxes	2,372	(1,056)	(453)
Net increase in bank-owned life insurance	(192)	(197)	(185)
Increase in other assets	(6,104)	(383)	(1,560)
Increase in accrued expenses and other liabilities	70	777	226

Net cash provided by operating activities	42	4,995	1,165

Investing activities
Purchase of loans	—	—	(18,734)
Increase in loans, net	(8,993)	(41,415)	(14,978)
Decrease (increase) in interest bearing deposits with banks	117	(448)	375
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	27,100	21,774	48,501
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	15,574	10,964	4,792
Proceeds from sales of investment securities available for sale	189	5,179	3,195
Purchases of investment securities available for sale	(22,096)	(50,849)	(38,230)
Purchases of investment securities held to maturity	(2,462)	(12,274)	(5,280)
Purchases of bank-owned life insurance, net	—	(220)	—
Proceeds from sales of other real estate owned	275	—	—
Purchases of premises and equipment	(139)	(136)	(302)

Net cash provided by (used in) investing activities	9,565	(67,425)	(20,661)

Financing activities
Purchase of deposits	—	—	11,016
(Decrease) increase in deposits	(26,841)	12,261	41,424
(Decrease) increase in short-term borrowings	(1,750)	700	750
(Decrease) increase in long-term debt	(2,600)	31,800	194
Proceeds from issuance of preferred stock	9,439	—	—
Purchases of treasury stock	(3)	(51)	(65)
Dividends paid on preferred stock	(1,094)	(812)	(771)
Dividends paid on common stock	(263)	(474)	(464)

Net cash (used in) provided by financing activities	(23,112)	43,424	52,084

Net (decrease) increase in cash and cash equivalents	(13,505)	(19,006)	32,588

Cash and cash equivalents at beginning of year	25,813	44,819	12,231

Cash and cash equivalents at end of year	$12,308	$25,813	$44,819

Cash paid during the year:
Interest	$9,864	$11,728	$14,050
Income taxes	1,279	1,582	842

Non-cash transactions
Transfer of investments from held to maturity to available for sale	184	1,500	—
Transfer of loans to other real estate owned	1,508	1,547	—
Transfer of loans held for sale to loans	106	—	—
See accompanying notes to consolidated financial statements.

Note 1 Summary of significant accounting policies
The accounting and reporting policies of City National Bancshares Corporation (the “Corporation” or “CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II conform with U.S. generally accepted accounting principles (“GAAP”) and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. Judgments related to securities valuation and impairment are also critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Accordingly, it is reasonably possible that the Corporation may be required to record additional other than temporary impairment charges in future periods. The following is a summary of the more significant policies and practices.
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
Investment securities classified as held to maturity or available for sale are evaluated quarterly for other-than-temporary impairment. Other-than-temporary impairment means that the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the adoption of new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities” on April 1, 2009, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, the Corporation has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that the Corporation will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Corporation does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, the Corporation compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. Prior to the adoption of the new authoritative guidance, total other-than-temporary impairment losses (i.e., both credit and non-credit losses) on debt securities were recognized through earnings with an offset to reduce the amortized cost basis of the applicable debt securities by their entire impairment amount.
To determine whether a security’s impairment is other-than-temporary, the Corporation considers factors that include the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility, the severity and duration of the decline, its ability and intent to hold equity security investments until they recover in value (as well as the likelihood of such a recovery in the near term), the intent to sell security investments, or if it is more likely than not that the Corporation will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have been or may be impaired.
The Bank holds mortgage-backed securities in its investment portfolios, none of which are private-label. Such securities are subject to changes in the prepayment rates of the underlying mortgages, which may affect both the yield and maturity of the securities.
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
Recognition of interest on the accrual method is generally discontinued when a loan contractually becomes 90 days or more past due or a reasonable doubt exists as to the collectability of the loan, unless such loans are well-secured and in the process of collection. At the time a loan is placed on a nonaccrual status, previously accrued and uncollected interest is generally reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when it is current as to principal and interest and its future collectability is expected.
The Corporation has defined the population of impaired loans to be all nonaccrual loans of $100,000 or more. Impaired loans of $100,000 or more are individually assessed to determine that the loan’s carrying value does not exceed the fair value of the underlying collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment are specifically excluded from the impaired loan portfolio.
Trouble debt restructured (“TDR”) loans are those loans whose terms have been modified because of deterioration of the financial condition of the borrower to provide for a reduction of interest or principal payments, or both. An allowance is established for all TDR loans based on the present value of the respective loan’s future cash flows unless the loan is deemed collateral dependent.
Allowance for loan losses
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
The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. The Bank’s methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy and economic conditions are taken into consideration.
The allowance established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. Loans with a grade that is below a predetermined grade are adversely classified. Any change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance.
Once a loan is classified, the loan is analyzed to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.
Additionally, management individually evaluates nonaccrual loans and all troubled debt restructured loans for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.
The allowance also contains reserves to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of national and local economic and business conditions, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for the judgment uncertainty that is inherent in estimates of probable credit losses.
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
Other assets
Other assets include the Bank’s 35.4% interest in a leasing company. The investment in the unconsolidated investee is carried using the equity method of accounting whereby the carrying value of the investment reflects the Corporation’s initial cost of the investment and the Corporation’s share of the leasing company’s annual net income or loss.
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
Core deposit premiums
The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period, its estimated useful life, and is reviewed at least annually for impairment. If an impairment is found to exist, the carrying value is reduced by a charge to earnings. Amortization totaled $194,000 in 2009, $213,000 in 2008 and $197,000 in 2007.
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
A reserve is maintained related to certain tax positions and strategies that management believes contain an element of uncertainty. Management periodically evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate.
Net income per common share
Basic income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures, if determined to be dilutive.
Comprehensive income
Other comprehensive income includes unrealized gains (losses) on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to these securities effective April 1, 2009. Comprehensive income and its components are included in the consolidated statements of changes in shareholders’ equity.
Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”), which became effective on July 1, 2009. On that date, the FASB’s ASC became the official source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. While the conversion to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies, it does not change U.S. GAAP. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have an impact on the Corporation’s consolidated financial condition or results of operations.
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
This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement was effective for fiscal years beginning on or after December 15, 2008. The Corporation’s adoption of this standard did not have a significant impact on its financial condition or results of operations.
In April 2009, the FASB issued Staff Position (“FSP”) No. 157-e, “Determining Whether a Market is Not Active and a Transaction is Not Distressed”. This FSP clarifies the guidance in ASC 820 for fair value measurements in inactive markets, modifies the recognition and measurement of other-than-temporary impairments of debt securities and requires the disclosure of fair values of financial instruments in interim periods. This FSP was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation’s adoption of this standard did not have a significant impact on the financial condition or results of operations of the Corporation.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified in FASB ASC topic 855, “Subsequent Events“7 (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Corporation adopted ASC 855 during the second quarter of 2009. In accordance with ASC 855, the Corporation evaluated subsequent events through the date its financial statements were filed. The adoption of this standard did not have an impact on the Corporation’s financial position or results of operations.
In May 2009, the FASB issued Statements No. 166, “Accounting for Transfers of Financial Assets” and 167, “Amendments to FASB Interpretation No. 46(R),” as codified in ASC 860-10 and 810-10, respectively, which establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. The Statements were effective for annual periods beginning after November 15, 2009. The Corporation is evaluating the impact of these Statements.
Reclassifications
Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements in order to conform with the 2009 presentation.
Note 2 Cash and due from banks
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $1.9 million in 2009 and $2 million in 2008.
Note 3 Federal funds sold and securities purchased under agreements to resell
Federal funds sold averaged $34.6 million during 2009 and $10.6 million in 2008, while the maximum balance outstanding at any month-end during 2009, 2008 and 2007 was $70.5 million, $23.8 million and $79.5 million, respectively. There were no securities purchased under repurchase agreements in 2009, 2008 or 2007.
Note 4 Investment securities available for sale
The amortized cost and fair values at December 31 of investment securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$12,518	$231	$49	$12,700
Obligations of U.S. government sponsored entities	17,289	222	187	17,324
Obligations of state and political subdivisions	546	7	—	553
Mortgage-backed securities	74,417	2,797	76	77,138
Other debt securities	12,269	266	2,267	10,268
Equity securities:
Marketable securities	713	—	18	695
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,213	—	—	3,213

Total	$121,080	$3,523	$2,597	$122,006

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$4,009	$5	$57	$3,957
Obligations of U.S. government sponsored entities	19,157	181	326	19,012
Obligations of state and political subdivisions	548	4	—	552
Mortgage-backed securities	88,356	2,408	134	90,630
Other debt securities	11,645	149	3,996	7,798
Equity securities:
Marketable securities	678	—	40	638
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	2,889	—	—	2,889

Total	$127,397	$2,747	$4,553	$125,591

The amortized cost and the fair values of investments in debt securities available for sale are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Obligations of U.S. government sponsored entities	$3,000	$3,015
Obligations of state and political subdivisions	546	553
Other debt securities	994	1,014
Due after one year but within five years:
Obligations of U.S. government sponsored entities	3,025	3,102
Mortgage-backed securities	96	97
Other debt securities	2,452	2,314
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	6,220	6,321
Obligations of U.S. government sponsored entities	1,295	1,353
Mortgage-backed securities	2,245	2,309
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	6,299	6,380
Obligations of U.S. government sponsored entities	9,968	9,854
Mortgage-backed securities	72,076	74,731
Other debt securities	8,823	6,940

Total debt securities	117,039	117,983
Equity securities	4,041	4,023

Total	$121,080	$122,006

Sales of investment securities available for sale resulted in gross losses of $1,000, $49,000 and $14,000 and gross gains of $1,000 $- and $24,000 in 2009, 2008 and 2007, respectively. Additionally, impairment charges of $2.3 million were recorded during 2009. These charges resulted from the determination that the unrealized losses in two collateralized debt obligations (“CDOs”) were other than temporary, based on the expectation that it is probable that all principal and interest payments will not be received in accordance with the securities’ contractual terms.
Interest and dividends on investment securities available for sale were as follows:

In thousands	2009	2008	2007

Taxable	$5,732	$6,001	$5,187
Tax-exempt	68	20	94

Total	$5,800	$6,021	$5,281

Investment securities available for sale with a carrying value of $106.9 million were pledged to secure U.S. government and municipal deposits and Federal Home Loan Bank borrowings at December 31, 2009.
Investment securities available for sale which have had continuous unrealized losses as of December 31 are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2009 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,050	$14	$2,598	$35	$4,648	$49
Obligations of U.S. Government sponsored entities	2,822	143	2,323	44	5,145	187
Mortgaged-backed securities	4,947	73	248	3	5,195	76
Other debt securities	43	1	4,352	2,266	4,395	2,267
Equity securities	—	—	713	18	713	18

Total	$9,862	$231	$10,234	$2,366	$20,096	$2,597

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2008 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,701	$53	$168	$4	$2,869	$57
Obligations of U.S. Government sponsored entities	3,891	68	4,881	258	8,772	326
Mortgaged-backed securities	5,142	65	2,760	69	7,902	134
Other debt securities	2,722	274	3,829	3,722	6,551	3,996
Equity securities	—	—	678	40	678	40

Total	$14,456	$460	$12,316	$4,093	$26,772	$4,553

The gross unrealized losses set forth above as of December 31, 2009 were attributable primarily to single-issue trust preferred securities (“TRUPS”) issued by financial institutions, CDOs collateralized primarily by TRUPS issued by banks and other corporate debt, all of which are included with other debt securities. The fair value of these securities has been negatively impacted by the lack of liquidity in the overall TRUPS and corporate debt markets although all issuers continue to perform other than for CDOs for which impairment charges were recorded.
The following table presents a rollforward of the credit loss component of other-than-temporary investment losses (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).
Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Nine Months
In thousands	Ended December 31, 2009

Beginning balance as of April 1, 2009	$288
Add: Initial other-than-temporary credit losses	944
Additional other-than-temporary credit losses	1,257

Balance, December 31, 2009	$2,489

$2.3 million in OTTI charges were recorded on two CDOs during 2009. This OTTI was related to credit losses incurred on the aforementioned investments and was determined through discounted cash flow analysis of expected cash flows from the underlying collateral. Third-party consultants were used to obtain valuations for the CDO portfolio, including the determination of both the credit and market components. One consultant analyzes the default prospects of the CDO’s underlying collateral and performs discounted cash flow analyses, while the other projects default prospects based generally on historical default rates. Both used discount rates based on what return an investor would require on a risk-adjusted basis based on current economic conditions. These two CDOs have a remaining carrying value of $111,000, for which the accrual of interest has been discontinued. Based on valuations received from third-party consultants, management believes that these carrying values will eventually be recovered and that no additional impairment exists.
The Bank also owns a CDO with a carrying value of $996,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable. Additionally, the Bank owns a portfolio of seven single-issue trust preferred securities with a carrying value of $6.3 million and a market value of $5.2 million. Finally, the Bank also owns two corporate securities with a carrying value of $1.9 million that are rated below investment grade. None of these securities is considered impaired as they are all fully performing.
In April 2009, FASB amended the impairment model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an other-than-temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired (“OTTI”). The Corporation adopted the new guidance effective April 1, 2009. The Corporation recorded a $1 million pre-tax transition adjustment for the non-credit portion of OTTI on securities held at April 1, 2009 that were previously considered other than temporarily impaired.
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
As of December 31, 2009, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of December 31, 2009.
Note 5 Investment securities held to maturity
The amortized cost and fair values as of December 31 of investment securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$1,585	$62	$—	$1,647
Obligations of U.S. government sponsored entities	2,459	19	73	2,405
Obligations of state and political subdivisions	27,979	1,135	72	29,042
Mortgage-backed securities	7,877	309	—	8,186
Other debt securities	495	7	—	502

Total	$40,395	$1,532	$145	$41,782

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008 In thousands	Cost	Gains	Losses	Value

Obligations of U.S. government sponsored entities	$8,500	$20	$—	$8,520
Obligations of state and political subdivisions	31,629	814	221	32,222
Mortgage-backed securities	12,089	269	—	12,358
Other debt securities	1,496	—	59	1,437

Total	$53,714	$1,103	$280	$54,537

During 2009, $9.7 million of callable securities were redeemed by the issuers prior to maturity resulting in gross gains of $11,000, while in 2008 $9.6 million of such securities were redeemed resulting in gross gains of $5,700, and $4 million was redeemed in 2007 resulting in gross gains of $1,600. Additionally, a security with a market value of $184,000 was transferred to available for sale after the security was downgraded by a rating agency.
The amortized cost and the fair value of investment securities held to maturity as of December 31, 2009 are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due after one year but within five years:
Obligations of state and political subdivisions	$8,458	$9,007
Mortgage-backed securities	163	170
Due after five years but within ten years:
Obligations of state and political subdivisions	13,712	14,198
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	1,585	1,647
Obligations of U.S. government sponsored entities	2,459	2,405
Obligations of state and political subdivisions	5,809	5,837
Mortgage-backed securities	7,714	8,016
Other debt securities	495	502

Total	$40,395	$41,782

Interest and dividends on investment securities held to maturity were as follows:

In thousands	2009	2008	2007

Taxable	$936	$1,403	$1,426
Tax-exempt	1,188	1,270	1,279

Total	$2,124	$2,673	$2,705

Investment securities held to maturity with a carrying value of $27.5 million were pledged to secure U.S. government and municipal deposit funds and Federal Home Loan Bank borrowings at December 31, 2009.

Investment securities held to maturity which have had continuous unrealized losses are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2009 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$2,268	$22	$672	$50	$2,940	$72
Obligations of U.S. government sponsored entities	1,351	73	—	—	1,351	73

Total	$3,619	$95	$672	$50	$4,291	$145

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2008 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$4,753	$146	$647	$75	$5,400	$221
Other debt securities	1,437	59	—	—	1,437	59

Total	$6,190	$205	$647	$75	$6,837	$280

As of December 31, 2009, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of December 31, 2009.
Note 6 Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands	2009	2008

Commercial	$53,820	$44,366
Real estate	221,601	226,546
Installment	926	1,153

Total loans	276,347	272,065
Less: Unearned income	105	159

Loans	$276,242	$271,906

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.
At December 31, nonperforming loans were as follows:

In thousands	2009	2008

Nonaccrual loans	$16,323	$8,227
Loans with interest or principal 90 days or more past due and still accruing	1,567	384

Total nonperforming loans	$17,890	$8,611

The effect of nonaccrual loans on income before taxes is presented below.

In thousands	2009	2008	2007

Interest income foregone	$(785)	$(692)	$(465)
Interest income received	188	467	429

	$(597)	$(225)	$(36)

Nonperforming assets are generally secured by residential and small commercial real estate properties.
At December 31, 2009 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s loan portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $11.1 million at December 31, 2009 compared to $5.8 million at December 31, 2008. Charge-offs of impaired loans during 2009 totaled $1.4 million. The related allocation of the allowance for loan losses amounted to $550,000 and $310,000. $10.3 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans during 2009 was $8.5 million and amounted to $1 million in 2008. There was no interest income recognized on impaired loans during either 2009 or 2008. At December 31, 2009 there were $5.2 million of troubled debt restructured loans with a related allowance of approximately $760,000 compared to $2.5 million and $150,000 at December 31, 2008. One TDR of $1.4 million is accruing interest. The remaining TDRs are on nonaccrual status and reflected in the above table.
Note 7 Allowance for loan losses
Transactions in the allowance for loan losses are summarized as follows:

In thousands	2009	2008	2007

Balance, January 1	$3,800	$3,000	$2,400
Provision for loan losses	8,105	1,586	772
Recoveries of loans previously charged off	15	6	34

	11,920	4,592	3,206
Less: Charge-offs	3,270	792	206

Balance, December 31	$8,650	$3,800	$3,000

Note 8 Premises and equipment
A summary of premises and equipment at December 31 follows:

In thousands	2009	2008

Land	$329	$329
Premises	1,520	1,520
Furniture and equipment	4,326	4,238
Leasehold improvements	3,368	3,316

Total cost	9,543	9,403
Less: Accumulated depreciation and amortization	6,594	6,161

Total premises and equipment	$2,949	$3,242

Depreciation and amortization expense charged to operations amounted to $432,000, $495,000 and $430,000 in 2009, 2008, and 2007 respectively.

Note 9 Deposits
Deposits at December 31 are presented below.

In thousands	2009	2008

Noninterest bearing demand	$29,304	$36,270

Interest bearing:
Demand	51,839	39,040
Savings	24,728	24,670
Money market	73,286	119,462
Time	201,119	187,675

Total interest bearing deposits	350,972	370,847

Total deposits	$380,276	$407,117

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands	2009	2008

Three months or less	$53,599	$47,301
Over three months but within six months	32,947	4,893
Over six months but within twelve months	16,209	21,370
Over twelve months	30,649	24,733

Total deposits	$133,404	$98,297

Interest expense on certificates of deposits of $100,000 or more was $2,171,000, $3,426,000 and $4,446,000 in 2009, 2008 and 2007, respectively.
Note 10 Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.

		Average
		Interest		Average	Maximum
		Rate on	Average	Interest	Balance
	Decem-	Decem-	Balance	Rate	at any
	ber 31	ber 31	During	During	Month-
Dollars in thousands	Balance	Balance	the Year	the Year	End

2009
Federal funds purchased	$—	—%	$518	.56%	$3,720
Securities sold under repurchase agreements	100	.30%	55	.27	2,200
Demand note issued to the U.S. Treasury	—	—	33	.05	3

Total	$100	.30%	$606	.51%	$5,923

2008
Federal funds purchased	$—	—%	$2,140	2.23%	$19,780
Securities sold under repurchase agreements	1,850	.30%	157	1.39	2,000
Demand note issued to the U.S. Treasury	—	—	454	2.13	6,000

Total	$1,850	.30%	$2,751	2.17%	$27,780

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $3.9 million. There was no balance outstanding under the note at December 31, 2009 and 2008.
The Corporation had short-term borrowing lines of $3 million at December 31, 2009 and $8 million at December 31, 2008 with various correspondent banks which were unused at December 31, 2009 and 2008.
Note 11 Long-term debt
Long-term debt at December 31 is summarized as follows:

In thousands	2009	2008

FHLB convertible advances due from March 4, 2010 through August 6, 2018	$39,700	$42,200
6.00% capital note, due December 28, 2010	100	200
8.00% capital note, due May 6, 2017	200	200
5.00% senior note, due February 21, 2022	5,000	5,000
Subordinated debt	4,000	4,000

Total	49,000	51,600
Less: Short-term portion of long-term debt	5,000	5,000

Total	$44,000	$45,600

Interest is payable quarterly on the FHLB advances. The advances bear fixed interest rates ranging from 2.63% to 6.15% and are secured by residential mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.
The Corporation had borrowing lines with the Federal Home Loan Bank totaling $79.1 million at December 31, 2009 and $88.6 million at December 31, 2008, of which $77 million and $79.5 million was used and outstanding at December 31, 2009 and 2008, respectively. These lines may also be utilized for long-term or short-term borrowing purposes.
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
The Corporation has been in violation of certain covenants of the loan agreement since December 31, 2008. Although the loan becomes immediately payable as a result of these violations, which are considered an event of default, the lender has informally indicated that no action will be taken as a result of these violations.
On March 17, 2004, City National Bancshares Corporation issued $4 million of preferred capital securities through City National Bank of New Jersey Capital Trust II (“the Trust II”), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities is payable at the 3-month LIBOR rate plus 2.79%, adjustable quarterly. The rate in effect at December 31, 2009 was 3.04%.
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

The subsidiary trust is not included with the consolidated financial statements of the Corporation because of the deconsolidation required by accounting standards.
The debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.
Scheduled repayments on long-term debt are as follows:

In thousands	Amount

2010	$3,300
2011	16,000
2012	2,000
2013	8,500
2014	—
Thereafter	14,200

Total	$44,000

Note 12 Other operating income and expenses
The following table presents the major components of other operating income and expenses.

In thousands	2009	2008	2007

Other income
Income from off-site ATMs	$482	$428	$420
Earnings on cash surrender value of life insurance	252	248	225
Agency fees on commercial loans	236	318	328
Undistributed gain (loss) from unconsolidated investee	202	185	(9)
Miscellaneous other income	465	389	388

Total other income	$1,637	$1,568	$1,352

Other expenses
Professional fees	$432	$342	$264
Data processing	361	341	396
Marketing expense	361	471	447
Miscellaneous other expenses	2,130	2,323	2,270

Total other expenses	$3,284	$3,477	$3,377

Note 13 Income taxes
The components of income tax expense are as follows:

In thousands	2009	2008		2007

Current expense (benefit)
Federal	$(595)		$755	$613
State	29		251	212

	(566)		1,006	825

Deferred expense (benefit)
Federal and state	2,372		(1,056)	(453)

Total income tax expense (benefit)	$1,806	$	(50)	$372

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands	2009	2008	2007
| | |
Federal income tax at statutory rate	$(2,046)	$343	$756
Increase (decrease) in income tax expense resulting from:
State income tax expense, net of federal benefit	517	60	83
Tax-exempt income	(450)	(462)	(485)
Bank-owned life insurance	(65)	(66)	(63)
Increase in valuation allowance	3,505	423	—
Decrease in FIN 48	—	(363)	—
Other, net	345	15	81

Total income tax expense (benefit)	$1,806	$(50)	$372

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands	2009	2008

Deferred tax assets
Unrealized losses on investment securities available for sale	$—	$1,539
Allowance for loan losses	3,071	1,370
Investment securities	982	—
Premises and equipment	297	453
Deposit intangible	207	6
Deferred compensation	1,072	1,166
Deferred income	46	295
Investment in partnership	—	114
Other assets	243	25

Total deferred tax asset	5,918	4,968

Deferred tax liabilities
Unrealized losses on investment securities available for sale	393	—
Other	—	220

Total deferred tax liabilities	393	220

Deferred tax asset	$5,525	$4,748
Valuation allowance	4,680	423

Net deferred tax asset	$845	$4,325

The net deferred asset represents the anticipated federal and state tax assets to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. If it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized, the deferred tax asset must be reduced by a valuation allowance based on the weight of all available evidence. The allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. During 2009, the valuation allowance was increased by $4.3 million because the Corporation is in a three-year cumulative loss position.
The Corporation records estimated penalties and interest, if any, related to unrecognized tax benefits in other operating expense. The Corporation’s tax returns are subject to examination by federal tax authorities for the years 2006 through 2008 and by state authorities also for the years 2005 through 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	2009	2008

Balance at January 1	$112	$427
Additions based on tax positions related to the current year	—	48
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(112)	(363)

Balance at December 31	$—	$112

The decrease in the unrecognized tax benefits in 2008 relates to the statute expiring in regards to the resolution of a tax matter, while in 2009, the decrease occurred due to the resolution of a tax matter.
Note 14 Benefit plans
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $23,000 in 2009, $94,000 in 2008 and $24,000 in 2007. During 2009, the Bank reversed the discretionary contributions that are periodically credited to participants’ accounts. Additionally, unused discretionary contribution accruals were used to fund part of the 2007 savings plan contributions.
Bonus plan
The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged (credited) to operating expense in 2009, 2008 and 2007 amounted to $(103,000), $311,000, and $269,000, respectively. The credit in 2009 resulted from a decision to not pay bonuses previously accrued.
Nonqualified benefit plans
The Bank maintains a supplemental executive retirement plan (“SERP”), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $66,000 in 2009, $231,000 in 2008 and $329,000 in 2007. The Bank also has a director retirement plan (“DRIP”). DRIP expense was $86,000 in 2009, $2,000 in 2008 and $44,000 in 2007. The decrease in SERP expense was related to the departure of a plan participant, while the increase in DRIP expense resulted from additional accrual required as a result of a director’s early retirement.
Benefits under both plans are funded through bank-owned life insurance policies. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policies. Such increases are included in “Other income” and totaled $252,000 in 2009, $248,000 in 2008 and $225,000 in 2007, while the related life insurance expense was $59,000 in 2009, $54,000 in 2008 and $36,000 in 2007.
Stock options
No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2009, 2008 and 2007.
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
Set forth below is a summary of the Corporation’s preferred stock issued and outstanding.

	Year	Dividend	Stated	Number	December 31,
	Issued	Rate	Value	of Shares	2009	2008

Series A	1996	6.00%	$25,000	8	$200,000	$200,000
Series C	1996	8.00	250	108	27,000	27,000
Series D	1997	6.50	250	3,280	820,000	820,000
Series E	2005	6.00	50,000	28	1,400,000	1,400,000
Series F	2005	8.53	7,000,000	7,000	6,790,000	6,790,000
Series E	2006	6.00	50,000	21	1,050,000	1,050,000
Series G	2009	5.00	9,439,000	9,439	9,439,000	—

					$19,726,000	$10,287,000

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
On April 10, 2009, the Corporation issued 9,439 shares of fixed-rate cumulative perpetual preferred stock to the U.S. Department of Treasury. These shares pay cumulative dividends at a rate of five percent per annum until the fifth anniversary of the date of issuance, after which the rate increases to nine percent per annum. Dividends are paid quarterly in arrears and unpaid dividends are accrued over the period the preferred shares are outstanding.
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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at December 31, 2009 since the aforementioned net profit was a loss of $7.8 million.
Note 17 Net income per common share
The following table presents the computation of net income per common share.

In thousands, except per share data	2009	2008	2007

Net (loss) income	$(7,822)	$1,058	$1,867
Dividends on preferred stock	(1,154)	(812)	(771)

Net (loss)income applicable to basic common shares	(8,976)	246	1,096
Dividends applicable to convertible preferred stock	147	147	106

Net (loss) income applicable to diluted common shares	$(8,829)	$393	$1,202

Number of average common shares
Basic	131,300	131,688	132,306

Diluted:
Average common shares outstanding	131,300	131,688	132,306

Average potential dilutive common shares	16,317	16,317	16,317

	147,617	148,005	148,623

Net income per common share
Basic	$(68.36)	$1.87	$8.28
Diluted	(68.36)	1.87	8.09
Note 18 Related party transactions
Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2009 and 2008. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectability and did not include any unfavorable features.
Total loans to the aforementioned individuals and organizations amounted to $3.3 million and $3.4 million at December 31, 2009 and 2008, respectively. The highest amount of such indebtedness during 2009 and 2008 was $3.4 million and $3.5 million, respectively. During 2009, there were $12,000 of new loans and paydowns totaled $75,000. All related party loans were performing as of December 31, 2009.
Note 19 Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at December 31, 2009 by level within the fair value hierarchy. The fair value hierarchy established by ASC Topic 820, “fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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
The following tables present the assets and liabilities that are measured at fair value hierarchy at December 31, 2009 and 2008, respectively.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,006	$12,700	$108,804	$502

Loans held for sale	190	—	—	190

Total assets	$122,196	$12,700	$108,804	$692

Total liabilities	$—	$—	$—	$—

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$125,591	$1,008	$123,439	$1,144

Loans held for sale	267	267	—	—

Total assets	$122,858	$1,275	$123,439	$1,144

Total liabilities	$—	$—	$—	$—

The fair value of Level 3 investments at December 31, 2009 was $642,000 million less than the related fair value of $1.1 million at December 31, 2008. Most of the reduction was attributable to impairment charges on two collateralized debt obligations (“CDOs”).
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
At December 31, 2009, the Corporation had impaired loans with outstanding principal balances of $11.1 million. The Corporation recorded impairment charges of $1.4 million for the year ended December 31, 2009, utilizing Level 3 inputs. Additionally, during the year ended December 31, 2009 the Corporation transferred loans with a principal balance and an estimated fair value, less costs to sell, of $1.2 million to other real estate owned. Additional writedowns of $359,000 were recorded during 2009 related to OREO. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2009 and 2008.
Cash, short-term investments and interest-bearing deposits with banks
These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.
Investment securities
Investment securities are reported at their fair values based on prices obtained from a nationally recognized pricing service, where available. Otherwise, fair value measurements are obtained from various sources including dealer quotes, matrix pricing, market spreads, live trading levels, credit information and the bond’s terms and conditions, among other things. Management reviews all prices obtained for reasonableness on a quarterly basis.
Loans
Fair values were estimated for performing loans by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loans, reduced by the allowance for loan losses. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by the FASB ASC Topic for Fair Value Measuring and Disclosure.
Loans held for sale
The fair value for loans held for sale is based on estimated secondary market prices.
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2009 and 2008. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
These fair values do not include the value of core deposit relationships that comprise a significant portion of the Bank’s deposit base. Management believes that the Bank’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.
Short-term borrowings

For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.
Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2009 and 2008.
The following table presents the carrying amounts and fair values of financial instruments at December 31.

	2009		2008
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$12,308	$12,308	$25,813	$25,813
Interest-bearing deposits with banks	609	607	726	719
Investment securities AFS	122,006	122,006	125,591	125,591
Investment securities HTM	40,395	41,782	53,714	54,537
Loans	276,242	270,054	271,906	259,226
Loans held for sale	190	190	267	267
Financial liabilities
Deposits	380,276	369,758	407,117	396,503
Short-term borrowings	100	100	1,850	1,850
Long-term debt	49,000	49,664	51,600	51,692

Note 21 Commitments and contingencies
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
At December 31, 2009 the Bank was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and cost of living. These leases, most of which have renewal provisions, are considered operating leases. Minimum rentals under the terms of these leases for the years 2010 through 2014 are $589,000, $273,000, $246,000, $228,000, and $233,000 respectively. Payments due thereafter total $34,000.
Rental expense under the leases amount to $587,000, $568,000 and $486,000 during 2009, 2008 and 2007 respectively.
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
At December 31, 2009 and 2008 the Bank had mortgage commitments of $18.9 million and $35.1 million, unused commercial lines of credit of $19.9 million and $45 million, and $1.1 million and $2 million of other loan commitments, respectively. There was $34,000 of financial standby letters of credit outstanding at December 31, 2009 and December 31, 2008.
Note 23 Parent company information
Condensed financial statements of the parent company only are presented below.
Condensed Balance Sheet

	December 31,
In thousands	2009	2008

Assets
Cash and cash equivalents	$—	$32
Investment in subsidiary	35,708	32,551
Due from subsidiary	5,000	5,075
Other assets	193	499

Total assets	$40,901	$38,157

Liabilities and stockholders’ equity
Other liabilities	$464	$541
Notes payable	5,300	5,400
Subordinated debt	4,124	4,124

Total liabilities	9,888	10,065
Stockholders’ equity	31,013	28,092

Total liabilities and stockholders’ equity	$40,901	$38,157

Condensed Statement of Income

	Year Ended December 31,
In thousands	2009	2008	2007

Income
Interest income	$1	$4	$13
Other operating income	78	31	—
Dividends from subsidiaries	687	870	750
Interest from subsidiaries	361	579	835

Total income	1,127	1,484	1,598

Expenses
Interest expense	439	542	756
Other operating expenses	3	3	3
Net losses on securities transactions	—	—	—
Income tax expense	15	21	36

Total expenses	457	566	795

Income before equity in undistributed income of subsidiaries	670	918	803
Equity in undistributed (loss) income of subsidiaries	(8,492)	140	1,064

Net (loss) income	$(7,822)	$1,058	$1,867

Condensed Statement of Cash Flows

	Year Ended December 31,
In thousands	2009	2008	2007

Operating activities
Net (loss) income	$(7,822)	$1,058	$1,867
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed loss (income) of subsidiaries	8,492	(140)	(1,064)
Decrease (increase) in other assets	306	(149)	(228)
(Decrease) increase in other liabilities	(77)	460	(78)

Net cash provided by operating activities	899	1,229	497

Investing activities
Proceeds from sales and maturities of investment securities available for sale including principal payments	—	543	—
Purchases of investment securities available for sale	—	(543)	—
Increase in investment in subsidiaries	(8,925)	(3,739)	(1,784)
Decrease in loans to subsidiaries	75	4,075	740

Net cash (used in) provided by investing activities	(8,850)	336	(1,044)

Financing activities
Decrease in subordinated debt	—	—	(3,093)
(Decrease) increase in notes payable	(100)	(200)	4,694
Proceeds from issuance of preferred stock	9,439	—	—
Purchases of treasury stock	(3)	(51)	(65)
Dividends paid	(1,417)	(1,286)	(1,235)

Net cash provided by (used in) financing activities	7,919	(1,537)	301

Increase (decrease) in cash and cash equivalents	(32)	28	(246)
Cash and cash equivalents at beginning of year	32	4	250

Cash and cash equivalents at end of year	$—	$32	$4

Note 24 Regulatory capital requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2009, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.
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
The Bank is subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009. The Agreement is based on the results of the most recent annual examination of the Bank. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a profit plan and capital program, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank needs to improve its capital ratios and seek outside capital.
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. In addition, because the Bank’s leverage ratio is less than 8%, management is currently discussing with the OCC the impact of falling below this threshold. Management expects to achieve an 8% leverage ratio by December 31, 2010.
The following is a summary of City National Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

	FDIC Requirements
	Minimum Capital For Classification
	Bank Actual		Adequacy		as Well-Capitalized
In thousands	Amount Ratio		Amount Ratio		Amount Ratio
December 31, 2009
Leverage (Tier 1) capital	$34,251	7.08%	$19,364	4.00%	$24,205	5.00%
Risk-based capital:
Tier 1	34,251	10.62	12,899	4.00	19,348	6.00
Total	43,342	13.43	25,798	8.00	32,247	10.00
December 31, 2008
Leverage (Tier 1) capital	$32,500	6.61%	$13,078	4.00%	$16,347	5.00%
Risk-based capital:
Tier 1	32,500	9.94	13,078	4.00	19,617	6.00
Total	41,465	12.68	26,156	8.00	38,694	10.00

The Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2009, assuming the Corporation was not allowed to include the trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain “well capitalized.”
The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares to the subsidiary trust.

Note 25 Summary of quarterly financial information

(unaudited)	2009
Dollars in thousands,	First	Second	Third	Fourth
except per share data	Quarter	Quarter	Quarter	Quarter

Interest income	$6,061	$6,036	$6,193	$5,884
Interest expense	2,554	2,407	2,391	2,143

Net interest income	3,507	3,629	3,802	3,741
Provision for loan losses	501	436	1,674	5,494
Net gains (losses) on securities transactions	—	10	2	(1)
Net impairment losses on securities	(132)	(1,055)	(1,107)	(39)
Other operating income	878	808	759	668
Other operating expenses	3,092	3,658	3,500	3,131

Income (loss) before income tax expense	660	(702)	(1,718)	(4,256)
Income tax expense (benefit)	162	119	(1,209)	2,734

Net income (loss)	$498	$(821)	$(509)	$(6,990)

Net income (loss) per share-basic	$1.02	$(8.21)	$(6.36)	$(55.75)

Net income (loss) per share-diluted	$1.02	$(8.21)	$(6.36)	$(55.75)

(unaudited)	2008
Dollars in thousands,	First	Second	Third	Fourth
except per share data	Quarter	Quarter	Quarter	Quarter

Interest income	$6,454	$6,341	$6,467	$6,640
Interest expense	3,009	2,653	2,862	2,785

Net interest income	3,445	3,688	3,605	3,855
Provision for loan losses	168	265	189	964
Net gains (losses) on securities transactions	6	(50)	(1,429)	(1,259)
Other operating income	673	758	804	776
Other operating expenses	3,107	3,174	2,861	3,136

Income (loss) before income tax expense	849	957	(70)	(728)
Income tax expense (benefit)	184	257	(120)	(371)

Net income (loss)	$665	$700	$50	$(357)

Net income (loss) per share-basic	$2.28	$4.18	$(.75)	$(3.84)

Net income (loss) per share-diluted	$2.28	$3.72	$(.75)	$(3.38)

Basic net income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the preferred stock if conversion is deemed dilutive.
Note 26. Subsequent events
In February 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.
In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently.
Finally, at March 31, 2010 the Bank determined that it no longer had the intent to hold certain held-to-maturity securities to maturity and therefore transferred the entire held-to-maturity security portfolio to the available for sale portfolio. As a result of this decision, the Bank has tainted its ability to maintain a held-to-maturity portfolio. The Bank will no longer maintain a held to maturity portfolio for two years from the transfer date.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
City National Bancshares Corporation:
We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.
/s/ KPMG LLP
Short Hills, New Jersey
May 18, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants during 2009.
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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management has conducted an evaluation of the effectiveness of the Corporation’s control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that the internal control over financial reporting was effective as of December 31, 2009.

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
Item 9B. Other Information.
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors

		Director	Term	Principal Occupations During Past Five
Name of Director	Age	Since	Ends	Years
Barbara Bell Coleman	59	1995	2010	President, BBC Associates, L.L.C. (consulting services)

Eugene Giscombe	69	1991	2012	President, Giscombe Realty, LLC (real estate brokerage, leasing and management firm); President, 103 East 125th Street Corporation (real estate holding company)

Louis E. Prezeau	67	1989	2012	President and Chief Executive Officer, City National Bank of New Jersey and City National Bancshares Corporation

Lemar C. Whigham	66	1989	2010	President, L & W Enterprises (vending machine operations)

H. O’Neil Williams	63	2009	2012	Managing Partner, Mitchell & Titus, LLP (CPA Firm)

Barbara Bell Coleman is the President of BBC Associates, LLC, a consultant to corporate and not-for- profit entities. Ms. Coleman currently serves as a corporate director of Horizon Blue Cross Blue Shield of New Jersey. Prior to their sale, she was a corporate director of La Petite Academy, Caesars Entertainment and, until 2007, Hilton Hotels Inc. With extensive service to and knowledge of not-for-profit entities in the Bank’s market area, coupled with her corporate board experience where she has honed her knowledge of and served on the Governance, Executive Compensation and Global Diversity Committees of these entities, Ms. Coleman provides the Bank with valuable insights and business relationship opportunities.
Eugene Giscombe has been President of Giscombe Realty Group, LLC, a commercial real estate brokerage, leasing and management firm located in New York City since 1972, as well as President of 103 East 125th Street Corporation, a commercial real estate holding company also located in New York City since 1979. Mr. Giscombe’s firm has provided real estate services to major banks and insurance companies for a period of 38 years. Mr. Giscombe currently serves as a director of the YMCA of Greater New York, North General Hospital, Greater Harlem Nursing Home and formerly chaired the 125th Street Business Improvement District. Mr. Giscombe has served on several committees of the Real Estate Board of New York Inc. Mr. Giscombe’s extensive experience in commercial real estate in the Bank’s market area provides extensive insight into the management of the Bank’s commercial real estate loan portfolio. Mr. Giscombe is Chairman of our Board of Directors.
Louis E. Prezeau has been the President and Chief Executive Officer of the Corporation and the Bank, serving in those capacities since 1989. He also serves on the boards of several boards of nonprofit organizations located in the Bank’s market area. Mr. Prezeau’s direct experience in managing the operations and employees of the Bank provides the Board of Directors with insight into its operations, and his position on the Board of Directors provides a clear and direct channel of communication from senior management to the full Board and alignment on corporate strategy.
Lemar C. Whigham has been President, owner and manager of L&W Enterprises since May 1992, a company that places vending machines in small businesses in Newark, New Jersey, where Mr. Whigham has significant community ties and where three of the Bank’s locations, including the main office, are located. Mr. Whigham has also been a New Jersey licensed funeral director since 1967. This knowledge provides him with valuable insights, particularly into portfolio loans and customer relationships in the Newark area. He is also the son of the founder of the Bank.
H. O’Neil Williams has been a managing partner with the CPA firm of Mitchell & Titus, a member firm of Ernst & Young Global Limited since 1981. He is a CPA and his extensive accounting background provides him with extensive insight into the financial aspects of the financial services industry. Mr. Williams has been designated as the Corporation’s “financial expert.”
Executive Officers
Listed below is certain information concerning the current executive officers of the Corporation.

		In Office
Name	Age	Since	Office and Business Experience
Louis E. Prezeau	67	1989	President and Chief Executive Officer, City National Bancshares Corporation and City National Bank of New Jersey

Stanley Weeks	53	1994	Executive Vice President, City National Bank of New Jersey; 1984-1994, Vice President, First Fidelity Bank, N.A.

Edward R. Wright	64	1994	Senior Vice President and Chief Financial Officer, City National Bancshares Corporation and City National Bank of New Jersey; 1978-1994, Executive Vice President and Chief Financial Officer, Rock Financial Corporation

Raul L. Oseguera	44	1990	Senior Vice President, City National Bank of New Jersey, Vice President, City National Bank of New Jersey

Corporate Governance
General
The business and affairs of the Corporation are managed under the direction of the Board of Directors. Board members are kept informed of the Corporation’s business by participating in meetings of the Board and its committees and through discussions with corporate officers. All members also served as members of the Corporation’s subsidiary bank, City National Bank of New Jersey, during 2009. It is the Corporation’s policy that all directors attend the annual meeting, absent extenuating circumstances.
Committees
Because of the relatively small size of the Corporation’s Board, there is no standing Nominating Committee or nominating committee charter. The individual members of the entire Board, exclusive of interested directors, make the specific recommendations for Board nominees, including the director nominees herein. Qualifications for prospective directors are reviewed by the entire Board. Mr. Prezeau would not be considered independent under relevant SEC and Nasdaq rules.
The Board has not formulated specific criteria for nominees, but it considers qualifications that include, but are not limited to, ability to serve, conflicts of interest, and other relevant factors. In consideration of the fiduciary requirements of a Board member, and the relationship of the Corporation and its subsidiaries to the communities it serves, the Committee places emphasis on character, ethics, financial stability, business acumen, and community involvement among other criteria it may consider. In addition, as a bank holding company, the Corporation is regulated by the Federal Reserve Board (“FRB”) and the Bank, as a national banking association, is regulated by the Office of the Comptroller of the Currency (“OCC”). Directors and director-nominees are subject to various laws and regulations pertaining to bank holding companies and national banks, including a minimum stock ownership requirement.
The Board may consider recommendations from shareholders nominated in accordance with the Corporation’s bylaws by submitting such nominations to the President of the Corporation and the Bank, the Office of the Comptroller of the Currency and the Federal Reserve. For additional information regarding the requirements for shareholder nominations of director nominees, see the Corporation’s by-laws, copies of which are available upon request. The Corporation has not paid a third party to assist in identifying, evaluating, or otherwise assisting in the nomination process. The Board of Directors does not have a policy regarding diversity in identifying nominees for director.
The Audit and Examining Committee reviews significant auditing and accounting matters, the adequacy of the system of internal controls and examination reports of the internal auditor, regulatory agencies and independent public accountants. Ms. Coleman and Messrs. Williams and Whigham currently serve as members of the Committee. Douglas Anderson was a member of this committee until his resignation on June 29, 2009. Mr. Williams serves as Chairperson of the Committee. All directors on the Audit and Examining Committee are considered independent, including Mr. Anderson until his resignation, under SEC and Nasdaq rules applicable to audit committees. Mr. Williams is our audit committee financial expert.
The Audit and Examining Committee operates pursuant to a charter, which gives the Committee the authority and responsibility for the appointment, retention, compensation and oversight of the Corporation’s independent registered public accounting firm, including pre-approval of all audit and non-audit services to be performed by the Corporation’s independent registered public accounting firm. The Audit and Examining Committee acts as an intermediary between the Corporation and the independent auditor and reviews the reports of the independent auditor.
The Loan and Discount Committee reviews all (a) loan policy changes, (b) requests for policy exceptions, and (c) loans approved by management. Messrs. Giscombe, Prezeau, Williams, Whigham and Ms. Coleman currently serve as members of the Committee. Mr. Anderson was a member of this Committee in 2009 until his resignation. Mr. Giscombe serves as Chairperson of this Committee.
The Investment Committee reviews overall interest rate risk management and all investment policy changes, along with purchases and sales of investments. Messrs. Giscombe, Prezeau, Williams and Whigham currently serve as members of this Committee. Mr. Anderson was a member of this Committee in 2009 until his resignation. Mr. Prezeau serves as Chairperson of this Committee.
The Personnel/Director and Management Review Committee oversees personnel matters and reviews director and executive officer compensation, and serves as the Compensation Committee. Messrs. Giscombe (the Chairman of the Board of Directors), Prezeau (the Chief Executive Officer of the Corporation), Williams, Whigham and Ms. Coleman currently serve as members of the Committee. Ms. Coleman serves as Chairperson of the Committee. This Committee addresses issues related to attracting, retaining, and measuring employee performance. The Committee recommends to the Board of Directors the annual salary levels and any bonuses to be paid to all Corporation and Bank executive officers. The Committee also makes recommendations regarding other compensation related matters. The Committee has not delegated this authority. The Committee has not historically engaged consultants, although in January 2010 the Committee engaged the services of an independent executive compensation consultant, I.F.M. Group, Inc. to assist it in carrying out certain responsibilities with respect to executive compensation. Such consultant has provided no other services. The Committee does not have a charter although it will evaluate whether a charter will be useful in the conduct of its duties in future deliberations. The executive officers do not play a role in the compensation process, except for the chief executive officer, Mr. Prezeau, who presents information regarding the other executive officers to the Committee for their consideration. Mr. Prezeau is not present while the Committee deliberates on his compensation package or other matters relating to his performance. All members of the Committee are independent under Nasdaq independence standards with the exception of Mr. Prezeau. See “Executive Compensation—Compensation Discussion and Analysis” for more information regarding the role of this Committee.
The Marketing Committee oversees the Bank’s marketing plan and strategies. Ms. Coleman and Messrs. Giscombe, Prezeau and Whigham currently serve as members of the Committee. Mr. Anderson was a member of this committee in 2009 until his resignation. Ms. Coleman serves as Chairperson of the Committee.
The Compliance Committee was formed as a result of the Formal Agreement, dated June 29, 2009 (the “Agreement”), between the OCC and the Bank, to oversee compliance with the terms of the Agreement. All members of the Board of Directors serve on the Committee.

Separation of Roles of Chairman and CEO
Mr. Giscombe serves as the Chairman of the Corporation’s Board of Directors and Mr. Prezeau serves as Chief Executive Officer. The Corporation believes the separation of offices is beneficial because a separate chairman (i) can provide the Chief Executive Officer with guidance and feedback on his performance; (ii) provides a more effective channel for the Board of Directors to express its view on management; and (iii) allows the Chairman to focus on stockholder interest and corporate governance while the Chief Executive Officer manages the Corporation’s operations.
Stockholder Communications to the Board
Stockholders and other interested parties may send written communications to the Board of Directors, an individual director or the non-management directors as a group by mailing them to the aforementioned individuals, c/o Assistant Secretary, City National Bank of New Jersey, 900 Broad Street, Newark, New Jersey, 07102. The envelope containing such communication must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board Communication” or “Shareholder-Director Communication” or similar statement that clearly and unmistakably indicates the communication is intended for the Board of Directors. All communications will be forwarded to the appropriate party, unless the communication is a personal or similar grievance, an abusive or inappropriate communication or a communication not related to the duties or responsibilities of the aforementioned parties, in which case the Assistant Secretary has the authority to disregard the communication.
Code of Ethics and Conduct
The Corporation has adopted a Code of Ethics and Conduct which applies to all the Corporation’s officers and employees. Interested parties may obtain a copy of such Code of Ethics and Conduct, without charge, by written request to the Corporation c/o Assistant Secretary, City National Bank of New Jersey, 900 Broad Street, Newark, New Jersey 07102.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation’s executive officers and directors, and any persons owning ten percent or more of the Corporation’s common stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the Corporation’s executive officers and directors, and any persons owning 10% or more of the Corporation’s common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2009.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The Board of Directors, through its Personnel/Director and Management Review Committee, is responsible for establishing and monitoring compensation levels. The primary factors that affect compensation are the Corporation’s operating results, the individual’s job performance and peer group compensation comparisons. The key components of executive compensation are base salary and annual bonuses, which are performance based, and retirement and welfare benefits, which are non-performance based.
Salary
The primary factors that affect executive officers’ compensation are the responsibilities of the position, the individual’s job performance, the operating results of the Corporation and peer group compensation comparisons. Salary levels are reviewed annually and adjustments are made in the year following the year being reviewed.
Cash Bonus
Prior to the Corporation’s receipt of TARP funds, the President and CEO was eligible for a bonus. See “—Prezeau Employment Agreement.” As a recipient of TARP funds that have not been repaid, the Corporation may no longer pay a bonus to the President and CEO. Cash bonuses for other executive officers are based on their job performances, the performance of their particular areas of responsibility and the overall performance of the Corporation compared to budgeted projections.
Non-performance Based Compensation Elements
The Corporation maintains a supplemental employee retirement plan (the “SERP”) implemented by salary continuation agreements with all of the Corporation’s executive officers. This provides benefits upon retirement, death and change of control. This part of the Corporation’s compensation package encourages executives to remain employed by the Corporation for the long term. See “Executive Compensation—Supplemental Executive Retirement Plan,” below.
TARP/CPP Executive Compensation Compliance and Restrictions
As part of the Corporation’s participation in the Capital Purchase Program (“CPP”) of the Troubled Assets Relief Program (“TARP”) and the Corporation’s acceptance of a $9.439 million investment from the U.S. Treasury Department (“Treasury”) in April 2009, we agreed to adhere to several restrictions relative to compensation for our five senior executive officers (“SEOs”), which include the executives listed in our Summary Compensation Table below during the time in which the Treasury holds any equity or debt securities of the Corporation acquired through the CPP. At the time of our acceptance into the CPP, the restrictions and requirements included:
•	A provision to recover any bonus or incentive compensation paid to an SEO that was based on financial statements deemed materially inaccurate;

•	A prohibition on any golden parachute payments to our SEOs;

•	A prohibition on receiving any tax gross-up from the Corporation or its subsidiaries;

•	A limitation on the deductibility of compensation to $500,000 (instead of $1,000,000), without exceptions for performance-based compensation; and

•	A requirement to ensure that our incentive compensation programs are structured to prevent SEOs from taking inappropriate risks that threaten the value of the institution.

At the time that the Corporation entered the CPP, our SEOs understood that these restrictions or requirements might change and waived any claim against the United States or the Corporation and its subsidiaries for any changes to compensation or benefits that are required to comply with the regulations issued by the Treasury, as published in the Federal Register on October 20, 2008, notwithstanding the terms of his/her employment arrangements with the Corporation or its subsidiaries or other benefit plans, whether or not in writing.
In February 2009, TARP was amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Treasury issued final interim rules on June 15, 2009 to implement the ARRA standards. Such amendments further restrict our ability to pay executive compensation. Specifically, under such prohibitions, since the Corporation received less than $25 million of financial assistance, the Corporation is prohibited from paying or accruing any bonus, retention award, or incentive compensation to our most highly-compensated employee during the period that the Corporation has an outstanding obligation to the Treasury arising from the financial assistance provided under CPP. This restriction continues until repayment of the Treasury’s investment. This restriction also does not apply to our issuance of restricted stock to our most highly-compensated employee so long as: (i) the restricted stock does not fully vest during the CPP obligation period; (ii) has a value no greater than one-third of the total amount of “annual compensation” of the executive receiving the restricted stock; and (iii) is subject to such other terms as the Treasury determines to be in the public interest.
In addition, the new legislation expands the prohibition against paying golden parachute payments by defining a golden parachute payment as any payment to an SEO or any of the next five most highly compensated employees for departure from the Corporation for any reason, except for payments for (a) services performed or benefits accrued, (b) death and disability and/or (c) qualified plans. Accordingly, for as long as the Corporation participates in the CPP, our SEOs will not be entitled to any payments upon departure from the Corporation other than payments for (i) services performed or which were accrued at the time of departure, (ii) death and disability at the time of such death or disability, and/or (c) pursuant to qualified plans at the time of departure. Regulatory guidance has not yet been issued on the restrictions set forth in the new legislation. Such guidance, when issued, may change the manner in which such restrictions are applied. The Corporation believes this would restrict its ability to make change of control payments under the Director’s Retirement Plan (as defined below) with respect to executive officers that are also directors and the SERP.
Prezeau Compensation
Mr. Prezeau was party to an employment agreement with the Bank and the Corporation effective May 2006 (the “Agreement”) which expired in May 2009. The Agreement is described below and provides, among other things, for bonus, change of control and severance benefits. In April 2009, prior to the expiration of the Agreement in connection with the Corporation’s receipt of TARP funds, Mr. Prezeau was required to disclaim any rights to payment of a bonus as well as any severance or change of control benefits for as long as the TARP preferred stock is outstanding (the “Prezeau TARP Waiver”).
Subsequent to the execution of the Prezeau TARP Waiver, Mr. Prezeau’s employment agreement expired. The parties are currently negotiating a new employment agreement for Mr. Prezeau on substantially the same terms as the Agreement, as modified by requirements imposed by TARP, and are currently operating under the terms of the old Agreement as modified by such TARP requirements. As a result, he is entitled to his base salary, his monthly automobile allowance, and post-employment health benefits for himself (for two years), or in the event of his death his family, for one year. Mr. Prezeau is also entitled to six weeks of annual leave. The Corporation also makes contributions to a 401(k) plan for Mr. Prezeau and provides him with medical and dental benefits. Mr. Prezeau also participates in the SERP, the Directors Retirement Plan and a “Rabbi Trust” arrangement. See “Executive Compensation-Supplemental Employee Retirement Plan“, “Executive Compensation—Director’s Compensation-Director’s Retirement Plan,” and “Prezeau Compensation—Prezeau Trust Agreement.”
Prezeau Employment Agreement
Effective as of May 2006, the Bank and the Corporation renewed the Agreement with Mr. Prezeau to serve as the President and Chief Executive Officer of both entities. The Agreement was for a term of three years. Under the Agreement, Mr. Prezeau was entitled to an annual salary of $268,000, which may be increased from time to time at the discretion of the Board. Mr. Prezeau also received a $1,000 per month car allowance. Additionally, Mr. Prezeau was entitled to receive an annual performance bonus at least equal to:
➢	10% of the amount of earnings, as defined, of the Corporation for each year that exceed 10% but are less than 15% of the amount of the Corporation’s common stockholders’ equity, plus;

➢	20% of the amount of earnings, as defined, of the Corporation for such year that exceeds 15% of the amount of the Corporation’s common stockholders’ equity.
The performance bonus was to be paid in cash or common stock of the Corporation, at the election of Mr. Prezeau. Mr. Prezeau disclaimed any rights to a bonus or other incentive compensation pursuant to the Prezeau TARP Waiver.
The Agreement provided that upon the completion of his annual performance review, Mr. Prezeau may be granted shares of the Corporation’s common stock or option to purchase such stock at a price to be determined at the time the stock or option is granted. The agreement further specified that in the event Mr. Prezeau was terminated without cause (“cause” was defined as breach of fiduciary duty involving personal honesty, commission of a felony or misdemeanor involving dishonesty of moral turpitude, commission of embezzlement or fraud against the Corporation or its affiliates, in each case which is material in amount or in an injury to the Corporation or its reputation, continuous or habitual alcohol or drug abuse, habitual unexcused absence or continuous gross negligence or willful disregard for his duties required under the Agreement), Mr. Prezeau shall receive in one lump sum in addition to all other amounts accrued and payable under this Agreement, an amount equal to two times his then applicable base salary plus an amount equal to his most recently earned performance bonus. Mr. Prezeau disclaimed any rights to such severance payments pursuant to the Prezeau TARP Waiver.
The Agreement also provided that if the Corporation and the Bank do not offer to renew the Agreement upon its termination under terms satisfactory to Mr. Prezeau, then Mr. Prezeau shall receive a lump sum amount equal to two times his then applicable base salary plus an amount equal to his most recently earned performance bonus. Mr. Prezeau disclaimed any rights to such severance payments pursuant to the Prezeau TARP Waiver.
Under the Agreement, If Mr. Prezeau terminated his employment due to a “change in control” which is defined as a change of control that requires approval under the Change in Bank Control Act, 12 U.S.C. Section 1817(j), and which is not approved by the Board of Directors prior to such change in control) of the Corporation, then Mr. Prezeau was entitled to receive a lump sum amount equal to two times his then applicable base salary plus an amount equal to his most recently earned performance bonus. Mr. Prezeau disclaimed any rights to such change of control payments pursuant to the Prezeau TARP Waiver.
Upon death while employed, the Corporation must continue health benefits for his family members for one year after death.
Upon termination of the employment agreement in circumstances other than the foregoing, Mr. Prezeau was entitled to receive accrued and unpaid salary, bonuses and other vested compensation and benefits thereunder as of such termination date.
Mr. Prezeau was also entitled to fringe, medical, health and life insurance benefits, including life insurance for an amount of up to three times his base salary then in effect and the use of an automobile. Upon termination of such agreement, subject to certain exceptions, Mr. Prezeau was entitled to continue life and health coverage for a period of two (2) years. Upon death while employed the Corporation must continue health benefits for his family members for one year after death.
Prezeau Trust Agreement
In the past, Mr. Prezeau has deferred portions of his salary under a deferred compensation arrangement (often called a “rabbi trust arrangement”) set up by the Corporation. All deferrals of Mr. Prezeau’s salary were deposited by the Corporation into a trust (the “Trust”) established for Mr. Prezeau’s benefit pursuant to an irrevocable trust agreement (the “Trust Agreement”). One of the primary assets held by the Trust is a $500,000 life insurance policy on the life of Mr. Prezeau. In addition to contributing the deferred portions of Mr. Prezeau’s salary into the Trust, each year through the end of 2012 the Corporation is required to make contributions to the Trust of $8,357 to help pay a portion of the premiums on the life insurance policy. If Mr. Prezeau dies while he is still employed by the Corporation, the Corporation will receive $200,000 of the proceeds of the life insurance policy and Mr. Prezeau’s estate would be entitled to the balance. If Mr. Prezeau is not employed with the Corporation at the time of his death, then the Corporation does not receive any of the life insurance proceeds. Except for the Corporation’s right to a portion of the proceeds in the event Mr. Prezeau dies while he is employed by the Corporation, Mr. Prezeau is the sole beneficiary of the trust and is entitled to all assets held in the Trust. All other proceeds of the Trust are distributed to Mr. Prezeau after termination of his employment. The assets of the trust are subject to the claims of general creditors of the Corporation. In 2009, the Corporation contributed $6,694 to pay part of the premiums required to maintain the life insurance policy, as required under the Trust Agreement.
Messrs. Weeks, Wright and Oseguera
Other named executive officers are not parties to employment agreements with the Corporation. Messrs. Weeks, Wright and Oseguera receive annual salaries of $155,000, $131,500 and $111,500, and monthly automobile allowance of $400, $500 and $250, respectively. The Corporation also makes 401(k) contributions on their behalf. They also receive medical and dental benefits and participate in the SERP.
Supplemental Employee Retirement Plan
Certain executive officers participate in the SERP. Upon reaching normal retirement age of 65 while employed by the Corporation (“normal retirement”), executives will receive a lump sum payment based on an annual benefit equal to 40% of the annual base salary received by the executive during the last complete fiscal year of his or her service as an employee (the “normal retirement benefit”) except in the case of Mr. Prezeau, who will receive 60%. If the executive dies while in active service to the Corporation, the beneficiary of the executive will receive an amount equal to the greater of that part of the normal retirement benefit accrued by the Corporation for the executive as of the date of the executive’s death or the projected retirement benefit calculated based on the executive’s age and other assumptions regarding increases in base salary. This death benefit is payable to the beneficiary in equal monthly installments over 15 years.
If the executive’s employment with the Corporation is terminated for any reason (other than death) between the age of 60 and 65 (“early retirement”), the executive shall receive the same benefit payable over the same period of time multiplied by a fraction the numerator of which is the executive’s years of service prior to termination of employment and the denominator of which is the years of service the executive would have had if the executive’s employment terminated when he was 65.
Upon a change in control of the Corporation (which is defined in the SERP as a change in the ownership or effective control of the Corporation, as defined in Internal Revenue Code Section 409A) followed at any time during the succeeding 12 months by a cessation in the executive’s employment for reasons other than death, disability or retirement, the executive shall receive (the “change of control benefit”) a lump sum payment equal to the present value of the stream of payments the executive would have received had he qualified for the normal retirement benefit.
If an executive’s employment with the Corporation is terminated for cause (as defined in the SERP) an executive is not entitled to any benefit under the SERP.
Under the SERP, an executive will receive only one of the normal retirement benefit, the early retirement benefit or the change of control benefit.
Under TARP, certain payments (that relate to unvested benefits to be received such as a result of a change of control) under the SERP are prohibited, see “Executive Compensation—TARP/CPP Executive Compensation Compliance and Restrictions” above. Messrs. Prezeau, Wright, Weeks and Oseguera have waived any rights to prohibited payments under TARP.

Other Benefits
Executive officers are eligible to participate (as are all officers and employees who meet service requirements under the several plans) in other components of the benefit package described below.
➢	401(k) plan;

➢	Medical and dental health insurance plans; and

➢	Life insurance plans.

Executive Compensation Tables
Summary Compensation Table
The following table summarizes compensation in 2009 for services to the Corporation and the Bank paid to the Chief Executive Officer, Chief Financial Officer and to the only other two executive officers of the Corporation whose compensation exceeded $100,000.

				Change in
				Pension Value
				and Non-
				Qualified
				Deferred
Name and				Compensation		All Other
Principal Position	Year	Salary	Bonus	Earnings		Compensation		Total
Louis E. Prezeau	2007	$268,000	$82,500	$263,304	(6)	$47,422	(2)	$661,226
President and Chief Executive	2008	$268,000	$52,500	$122,577	(6)	$40,065	(2)	$483,142
Officer, City National Bancshares	2009	$268,000	$0	$44,247	(6)	$42,404	(2)	$354,651
Corporation and City National Bank of New Jersey

Stanley M. Weeks	2007	$150,000	$20,000	$17,963	(1)	$8,550	(3)	$196,513
Executive Vice President and Chief	2008	$155,000	$19,100	$21,652	(1)	$8,674	(3)	$204,426
Credit Officer, City National Bank of	2009	$155,000	$0	$24,094	(1)	$8,675	(3)	$187,769
New Jersey

Edward R. Wright	2007	$126,500	$15,030	$48,191	(1)	$9,795	(4)	$199,516
Senior Vice President and Chief	2008	$131,500	$15,630	$56,912	(1)	$9,464	(4)	$213,506
Financial Officer, City National	2009	$131,500	$0	$68,928	(1)	$9,944	(4)	$210,372
Bancshares Corporation and City National Bank of New Jersey

Raul Oseguera	2007	$105,000	$10,560	$19,521	(1)	$6,091	(5)	$141,172
Senior Vice President, City National	2008	$111,500	$17,230	$20,828	(1)	$6,875	(5)	$156,433
of Bank New Jersey	2009	$111,500	$0	$22,609	(1)	$6,345	(5)	$140,454

(1)	Represents the change in the net present value of benefits during 2009 from the taking into consideration each executive’s age, an interest rate discount factor and their remaining time until retirement (“Change in Pension Value”) with respect to the SERP.

(2)	Includes payments made under the Corporation’s profit sharing plan of $8,040, $7,777 and $8,040 in 2007, 2008 and 2009, respectively. Also includes $11,088, $11,088 and $10,164 in 2007, 2008, and 2009 representing Mr. Prezeau’s use of a Bank-leased automobile in such years. Includes Director Fees Paid in cash of $18,400, $18,000, and $24,200 in 2007, 2008 and 2009, respectively. Also includes contributions to a trust created pursuant to a Trust Agreement (see section below titled “Prezeau Trust Agreement”) of $9,894, $3,200 and $6,694 in 2007, 2008 and 2009, respectively, to reimburse the trust for payment of life insurance premiums on the life of Mr. Prezeau.

(3)	Includes payments made under the Corporation’s profit sharing plan of $3,750, $3,874 and $3,875 in 2007, 2008 and 2009, respectively, and automobile allowance payments of $4,800, $4,800 and $4,800, in 2007, 2008 and 2009, respectively.

(4)	Includes payments made under the Corporation’s profit sharing plan of $3,795, $3,464 and $3,944, respectively, and automobile allowance payments of $6,000, $6,000 and $6,000, respectively.

(5)	Includes payments made under the Corporation’s profit sharing plan of $3,091, $3,875 and $3,345, respectively, and automobile allowance payments of $3,000, $3,000 and $3,000, respectively.

(6)	Includes Changes in Pension Value of $11,980, $4,089 and $1,716, in 2007, 2008 and 2009, respectively, from the Director’s Retirement Plan, Changes in Pension Value of $763,304, $118,488 and $24,471 in 2007, 2008 and 2009, respectively, from the SERP and $18,080 of the above market return from the trust created pursuant to the Trust Agreement in 2009. The above market return from the trust created pursuant to the Trust Agreement is not reflected for years 2007 and 2008.
Pension Benefits Table
The following table provides information related to the SERP for the executive officers as of the year ended December 31, 2009.

			Present Value of	Payments
		Number of Years of	Accumulated Benefits	During Last
Name	Plan name	Credited Service	(Accrued 12-31-09)	Fiscal Year
Louis E. Prezeau(1)	SERP	20	$1,401,732	$0
Louis E. Prezeau(2)	Director’s Retirement Plan	20	$64,102	$0
Stanley M. Weeks	SERP	15	$153,548	$0
Edward R. Wright (1)	SERP	15	$413,229	$0
Raul Oseguera	SERP	19	$93,914	$0

(1)	Mr. Prezeau and Mr. Wright are currently eligible for normal retirement and early retirement, respectively, under the SERP. See “Executive Compensation—Supplemental Employee Retirement Plan.”

(2)	Mr. Prezeau is currently eligible for normal retirement under the Director’s Retirement Plan. See “Executive Compensation—Director’s Compensation—Director’s Retirement Plan.”

Payments Upon Separation of Service and Change of Control
The following table sets forth the severance amounts and benefits that would be paid to each of the executive officers if employment with the Bank had been terminated on December 31, 2009. These payments are considered estimates as they contain certain assumptions regarding discount rate, vesting, life expectancy and salary.

	SERP Retirement
	Payment
	assuming
	Termination	Dismissal Without Cause	Payments Upon a
Name	at 12-31-09	(No Change-in-Control)	Change-in-Control(4)	Death
Louis E. Prezeau	$1,401,732 (1)	$0	$1,542,604	$173,921
Stanley M. Weeks	$0 (2)	$0	$443,344	$99,264
Edward R. Wright	$52,600 (3)	$0	$504,608	$56,892
Raul Oseguera	$0 (2)	$0	$428,971	$101,633

(1)	Represents a lump sum payment as a result of normal retirement. Mr. Prezeau’s benefit includes a $64,102 lump sum payment from the Director’s Retirement Plan.

(2)	Not entitled to benefits because such benefits were not vested at December 31, 2009

(3)	Represents annual payout over 15 years as a result of early retirement. For total payout, multiply by 15.

(4)	Payments do not give effect to TARP’s elimination of change-in-control payments. All executive officers have executed waivers disclaiming rights to payments prohibited by TARP. All payments represent payments from the SERP. In addition, Mr. Prezeau’s payment includes $334,887 from the Director’s Retirement Plan.
Non-Qualified Deferred Compensation Table
The following table lists certain information with respect to the Trust Agreement established with respect Mr. Prezeau.

	Executive	Registrant			Aggregate	Aggregate
	contributions in	contributions in		Aggregate	withdrawals/distributions	balance at 2009
	2009	2009		earnings in 2009	in 2009	year end
Name	($)	($)		($)(1)	($)	($)(2)
Louis E. Prezeau	$0	$6,694	(2)(3)	$29,918	(3)	$279,324

(1)	$18,080 of the earnings in 2009 are reported as compensation in the Summary Compensation Table contained herein.

(2)	Represents reimbursement by the Corporation to the trust established by the Trust Agreement of amounts paid for life insurance premiums on Mr. Prezeau’s life.

(3)	The Trust used $18,700 of cash value to pay life insurance premiums, of which the Corporation reimbursed the Trust for $6,694.
Director Compensation
Each director of the Corporation receives an annual retainer of $4,000 and a $600 fee for each board meeting attended except for the chairperson, who receives $700, and the secretary, who receives $650. Committee chairpersons receive $350 for each meeting attended other than the chairperson of the Loan and Discount Committee who receives $400 per meeting. Other committee members receive $300 for each meeting attended, except for Audit Committee members, who receive $400 for each meeting attended. Directors are eligible to receive bonuses based on the overall earnings performance of the Corporation for the previous fiscal year as determined by the chief executive officer of the Corporation.
Director’s Retirement Plan
Effective January 1, 1997, the Corporation instituted a director retirement plan (“Director’s Retirement Plan”). Under this plan, a director who attains the age of at least 65 and has completed five years of service on the Board, shall receive a lump sum benefit equal to 50% of the aggregate amount of the director’s fees paid to such director during the then last full fiscal year of the Corporation (the “normal retirement benefit”). If the director ceases service on the Board prior to attaining the age of 65 but after completing at least five years of service on the Board, the director shall receive an annual benefit equal to the normal retirement benefit payable over the same period of time multiplied by a fraction the numerator of which is the director’s years of service prior to termination of employment and the denominator of which is the years of service the director would have had the director remained employed until age 65.
Upon a change in control of the Corporation (which is defined in the director retirement plan as the acquisition by a non-affiliate of the Corporation of 30% or more of the Corporation’s outstanding common stock which is followed by (a) the termination of a director for any reason, or (b) the failure of such director to be elected, for whatever reason, for an immediately succeeding term upon the natural expiration of his/her term) followed by a termination of the director’s status as a member of the Board for any reason or a failure for whatever reason for the director to be nominated and elected to an immediately succeeding term, the director shall receive a benefit equal to the present value (discounted at the rate of 4%) of a theoretical series of 120 monthly payments, with each payment equal to 1/12 of the normal retirement benefit without regard as to whether the director otherwise qualified for the normal retirement benefit.
If a director dies while in active service on the Board, the designated beneficiary of such director shall receive the greater of the normal retirement benefit accrued by the Corporation for such director as of the date of such director’s death or the normal retirement benefit described above.

The Corporation may amend or terminate this plan at any time prior to termination of service by the director, provided that all benefits accrued by the Corporation as of the date of such termination or amendment shall be fully vested; and, provided further, that the plan may not be amended or terminated after a change in control (as defined) unless the director consents thereto.
Director Compensation Table
Annual compensation paid to directors in 2009 is presented in the table below for all directors other than Mr. Prezeau whose compensation is reflected in the Summary Compensation Table.

		Change in Pension Value and
		Non-Qualified
	Fees Earned or	Deferred Compensation Earnings	All Other
Name	Paid in Cash (1)	(2)	Compensation	Total
Douglas Anderson(3)	$16,050	$66,016	$0	$82,066
Barbara Bell Coleman	$25,450	$4,965	$0	$30,415
Eugene Giscombe*	$28,100	$1,957	$0	$30,057
Lemar C. Whigham	$28,200	$3,640	$0	$31,840
H. O’Neil Williams	$25,400	$0	$0	$25,400

*	Chairman

(1)	Includes committee meeting fees, attendance fees and annual retainer fees.

(2)	Represents the change in the net present value of pension and director retirement plan benefits during 2009 under the Director’s Retirement Plan taking into account the age of each director, a present value factor, an interest discount factor and time remaining until retirement.

(3)	Douglas Anderson resigned from the Board of Directors in June 29, 2010. Mr. Anderson’s change in pension value includes an additional expense accrual to provide for benefits due upon his early retirement.
COMPENSATION COMMITTEE REPORT
A discussion of the principles, objectives, components, analyses and determinations of the Committee with respect to executive compensation is included in the Compensation Discussion and Analysis above. The Compensation Discussion and Analysis also includes discussion with respect to the Committee’s review of officer and employee compensation plans and specifically any features that may encourage employees to take unnecessary and excessive risks. None of the plans identified is of a nature or magnitude that could reasonably be expected to encourage any employee or executive to take any unnecessary and/or excessive risk. In fact our supplemental employee retirement plan encourages employees to stay with the Corporation for the long term. The specific decisions of the Committee regarding the compensation of the named executive officers are reflected in the compensation tables and narrative above that follow the Compensation Discussions and Analysis.
As required by TARP, the Personnel/Director and Management Review Committee certifies that: (a) it has reviewed with the Corporation’s Senior Risk Officer the SEO incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation and its subsidiaries; (b) it has reviewed with the Corporation’s Senior Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Corporation and its subsidiaries; and (c) it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation and its subsidiaries to enhance the compensation of any employee.
We have reviewed and discussed the Compensation Discussion and Analysis with management and, based upon that discussion, we recommend that the section be included in the Corporation’s annual report on Form 10-K for the year-ended December 31, 2009 and the 2010 proxy statement.
Eugene Giscombe
Lemar Whigham
Barbara Bell Coleman, Chairperson
Louis E. Prezeau
Date: May 17, 2010
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Certain members of the Personnel/Director and Management Review Committee or their affiliates, engaged in loan transactions with the Bank during 2009. All such loans were made in the ordinary course of business on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable loans with others and did not involve more than the normal risk of collectability or present other unfavorable features. As noted above Mr. Prezeau is President and CEO and serves on the Personnel/Director and Management Review Committee, which is the Corporation’s Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Released Stockholder Matters
STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table presents information about the beneficial ownership of the Corporation’s common stock at May 1, 2010 by each person who is known by the Corporation to beneficially own more than five percent (5%) of the issued and outstanding common stock, each director and each of the Corporation’s executive officers for whom individual information is required to be set forth in this Annual Report on Form 10-K under rules of the Securities and Exchange Commission, and by directors and all executive officers as a group.
COMMON STOCK

	Number of
	Shares
	Beneficially
Name of Beneficial Owner	Owned	Percent of Class
Barbara Bell Coleman, Director	1,177	*
Eugene Giscombe, Director c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	10,580 (1)	8.06%
Louis E. Prezeau, Director, President and CEO c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	23,218 (2)	17.68%
Lemar C. Whigham, Director c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	9,624 (3)	7.33%
H. O’Neil Williams, Director	210	*
Raul Oseguera, Senior Vice President	750	*
Stanley M. Weeks, Executive Vice President	408	*
Edward R. Wright, Senior Vice President	5,000	3.81%
Directors and named executive officers as a group (9 persons)	50,967	38.82%
Carolyn M. Whigham, 5% stockholder 580 Dr. Martin Luther King Jr. Blvd., Newark, NJ 07102	8,495	6.47%

(1)	Includes 780 shares held by his wife.

(2)	Includes 2,375 shares held by his sons, 110 shares held by his daughter and 1,402 shares held by his wife.

(3)	Includes 1,064 shares held by his wife.

*	Less than 1%
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationship and Related Transactions
The Bank has made loans to its directors and executive officers and their associates, and assuming continued compliance with generally applicable credit standards, it expects to continue to make such loans. These loans were made in the ordinary course of business on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable loans with others and did not involve more than the normal risk of collectability or present other unfavorable features.
The Board, as a whole, reviews related party transactions, but there is no written policy or procedure with respect thereto and such reviews are conducted on a transaction by transaction basis. Under the Audit Committee charter, the Audit Committee may also review summary of directors’ and officers’ related party transactions and potential conflicts of interest.
Director Independence
The Board has determined that all the directors with the exception of Louis E. Prezeau are “independent” within the meaning of the Nasdaq listing standards. In reviewing the independence of these directors, the Board considered that transactions with the Bank were made in the ordinary course of business, including loans that were made in accordance with Federal Reserve Regulation O.
Part IV
Item 14. Principal Accountant Fees and Services
The accounting firm of KPMG LLP is serving as the independent registered public accountants for the Corporation. Services provided included the examination of the consolidated financial statements and preparation of the tax returns.

The Corporation incurred the following fees for services provided by KPMG LLP:

	2009	2008
Audit fees	$290,000	$135,000
Audit-related Fees	—	—
Tax service fees	88,000	36,550
All other fees	—	—

	$378,000	$171,550

All audit, as well as non-audit, services to be performed by the independent accountants to the Corporation must be pre-approved by the Audit Committee in order to assure that the provision of such services does not impair the auditor’s independence. During 2009 and 2008, the Audit Committee pre-approved all of the services provided by KPMG LLP. The Audit Committee has considered the provisions of these services by KPMG LLP and has determined that the services are compatible with maintaining KPMG LLP’s independence.
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
     (1) Financial Statements: The consolidated balance sheets of City National Bancshares Corporation, and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes and the independent auditor’s report of KPMG LLP.
     (2) Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
     (3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report on Form 10-K is shown on the “Exhibit Index” filed herewith.
(b) The exhibits listed on the accompanying “Exhibit Index” are incorporated by reference into this Item 15 of this Annual Report on Form 10-K as if set forth fully herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
CITY NATIONAL BANCSHARES CORPORATION

By:	/s/ Louis E. Prezeau Louis E. Prezeau	By:	/s/ Edward R. Wright Edward R. Wright
	President and Chief		Chief Financial Officer
	Executive Officer		and Principal Accounting Officer

Date:	April 29, 2010	Date:	April 29, 2010
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

Signature	Title	Date

/s/ Barbara Bell Coleman Barbara Bell Coleman	Director	April 29, 2010

/s/ Eugene Giscombe Eugene Giscombe	Director, Chairperson of the Board	April 29, 2010

/s/ Louis E. Prezeau Louis E. Prezeau	Director, President and Chief Executive Officer	April 29, 2010

/s/ Lemar C. Whigham Lemar C. Whigham	Director	April 29, 2010

/s/ H. O’Neil Williams H. O’Neil Williams	Director	April 29, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3)(h)	Amendment to the Corporation’s Articles of Incorporation establishing the Fixed Rate Cumulative Perpetual Preferred Stock, Series G (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(i)	Amendment to the Corporation’s Articles of Incorporation reallocating unissued Series B, Series C and Series E Preferred Stock to unallocated and unissued preferred stock (incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(j)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3)(k)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

Exhibit No.	Description of Exhibit

(10)(c)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(d)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(e)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(f)	Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10)(g)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10)(h)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(i)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(j)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(k)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10)(l)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(10)(m)	Letter Agreement, dated April 10, 2009, including the Securities Purchase Agreement - Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”), between the Corporation and the United States Department of the Treasury (the “Treasury Department”) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(n)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

Exhibit No.	Description of Exhibit

(10)(o)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(p)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement relating to CDFI Exemption (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(q)	Form of Waiver, executed by each of Louis E. Prezeau, Edward R. Wright, Stanley M. Weeks and Raul L. Oseguera (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(r)	Agreement, dated June 29, 2009, by and between the City National Bank of New Jersey and the Comptroller of the Currency (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 29, 2009).

(10)(s)	Form of Director’s Retirement Agreement (the “Director’s Retirement Plan”) (incorporated by reference to Exhibit 10(h) to the Form 10-K for the year ended December 31, 1998, filed on March 30, 1999).

10(t)	Form of Salary Continuation Agreement (“Supplemental Executive Retirement Plan”) amended and restated as of July 10, 2007 (filed herewith).

10(u)	Irrevocable Trust Agreement between the Corporation, Bank and Pierre Jospitre, as Trustee for benefit of Mr. Prezeau, dated December 30, 1994 (filed herewith).,

10(v)	First Amendment to Trust Agreement between the Corporation, Bank and Pierre Jospitre, as Trustee for benefit of Mr. Prezeau dated December 30, 1994, 2009 (filed herewith).

(11)	Statement regarding computation of per share earnings. The required information is included on page 19.

(21)	Subsidiaries of the registrant. The required information is included on page one.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(99)	Certifications of Principal Executive Officer and Principal Financial Officer (TARP Certifications) Pursuant to Section 11(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) (filed herewith).