Form 10-Q
period 2010-03-31
CITY NATIONAL BANCSHARES CORP
filed 2010-07-06
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-11535
CITY NATIONAL BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-2434751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Broad Street, Newark, New Jersey (Address of principal executive offices)	07102 (Zip Code)
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
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 18, 2010 was approximately $3,614,535.
There were 131,290 shares of common stock outstanding at June 30, 2010.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Dollars in thousands, except per share data	2010	2009

Assets

Cash and due from banks	$8,712	$6,808
Federal funds sold	41,100	5,500
Interest bearing deposits with banks	607	609
Investment securities available for sale	154,194	122,006
Investment securities held to maturity (Market value of $0 at March 31, 2010 and $41,782 at December 31,2009)	—	40,395
Loans held for sale	218	190
Loans	267,724	276,242
Less: Allowance for loan losses	8,000	8,650

Net loans	259,724	267,592

Premises and equipment	3,229	2,949
Accrued interest receivable	2,415	2,546
Bank-owned life insurance	5,585	5,537
Other real estate owned	2,352	2,352
Other assets	8,617	9,855

Total assets	$486,753	$466,339

Liabilities and Stockholders’ Equity
Deposits:
Demand	$39,168	$29,304
Savings	165,729	149,853
Time	195,186	201,119

Total deposits	400,083	380,276
Accrued expenses and other liabilities	7,355	5,950
Short-term portion of long-term debt	5,000	5,000
Short-term borrowings	870	100
Long-term debt	42,000	44,000

Total liabilities	455,308	435,326

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2010 and 2009	200	200
Series C , issued and outstanding 108 shares in 2010 and 2009	27	27
Series D , issued and outstanding 3,280 shares in 2010 and 2009	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2010 and 2009	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2010 and 2009	6,790	6,790
Preferred stock, no par value, perpetual noncumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares	9,617	9,499
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2010 and 2009
131,290 shares outstanding in 2010 and 2009	1,345	1,345
Surplus	1,115	1,115
Retained earnings	7,641	8,462
Accumulated other comprehensive income	1,668	533
Treasury stock, at cost - 3,240 common shares in 2010 and 2009, respectively	(228)	(228)

Total stockholders’ equity	31,445	31,013

Total liabilities and stockholders’ equity	$486,753	$466,339

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
Dollars in thousands, except per share data	2010	2009

Interest income
Interest and fees on loans	$3,770	$3,888
Interest on Federal funds sold and securities purchased under agreements to resell	8	29
Interest on deposits with banks	7	2
Interest and dividends on investment securities:
Taxable	1,454	1,809
Tax-exempt	283	333

Total interest income	5,522	6,061

Interest expense
Interest on deposits	1,569	2,087
Interest on long-term debt	429	467

Total interest expense	1,998	2,554

Net interest income	3,524	3,507
Provision for loan losses	1,381	501

Net interest income after provision for loan losses	2,143	3,006

Other operating income
Service charges on deposit accounts	362	360
Other income	328	518
Net gains on securities transactions (Notes 4 and 5)	1	—
Other than temporary impairment losses on securities	—	(132)
Portion of loss recognized in other comprehensive income, before tax	—	—

Net impairment losses on securities recognized in earnings	—	(132)

Total other operating income	691	746

Other operating expenses
Salaries and other employee benefits	1,584	1,599
Occupancy expense	367	326
Equipment expense	154	159
Management consulting fees	265	77
FDIC insurance expense	243	118
Other expenses	910	813

Total other operating expenses	3,523	3,092

(Loss) income before income tax expense	(689)	660
Income tax expense	15	162

Net (loss) income	$(704)	$498

Net (loss) income per common share
Basic	$(6.72)	$1.02
Diluted	(6.72)	1.02

Basic average common shares outstanding	131,290	131,329
Diluted average common shares outstanding	131,290	131,329

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION
AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In thousands	2010	2009

Operating activities
Net (loss) income	$(704)	$498
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	105	112
Provision for loan losses	1,381	501
Premium amortization (discount accretion) of investment securities	19	(6)
Amortization of intangible assets	46	53
Net (gains) losses on securities transactions	(1)	132
Net gains on sales of loans held for sale	(6)	(5)
Loans originated for sale	(218)	—
Proceeds from sales and principal payments from loans held for sale	196	272
Decrease in accrued interest receivable	131	138
Deferred taxes	737	(427)
Increase in bank-owned life insurance	(48)	(47)
Increase in other assets	(281)	(163)
Increase in accrued expenses and other liabilities	1,405	1,254

Net cash provided by operating activities	2,762	2,312

Investing activities
Decrease (increase) in loans, net	6,487	(6,347)
Decrease (increase) in interest-bearing deposits with banks	2	(76)
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	11,390	5,842
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	1,247	2,600
Proceeds from sales of investment securities available for sale	501	—
Purchases of investment securities available for sale	(3,077)	(3,818)
Purchases of premises and equipment	(385)	(34)

Net cash provided by (used in) investing activities	16,165	(1,833)

Financing activities
Increase in deposits	19,807	49,279
Decrease in long-term debt	(2,000)	(1,000)
Increase in short-term borrowings	770	60
Purchases of treasury stock	—	(3)
Dividends paid on preferred stock	—	(363)

Net cash provided by financing activities	18,577	47,973

Net increase in cash and cash equivalents	37,504	48,452

Cash and cash equivalents at beginning of period	12,308	25,813

Cash and cash equivalents at end of period	$49,812	$74,265

Cash paid during the year
Interest	$1,883	$1,062
Income taxes	10	285

Non-cash transactions
Transfer of loans to other real estate owned	—	438
Transfer of held to maturity investment portfolio to available for sale portfolio	39,144	—
See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
1. Principles of consolidation
The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the “Corporation”) and its wholly-owned subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2009 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net (loss) income per common share
The following table presents the computation of net (loss) income per common share.

	Three Months Ended
	March 31,
In thousands, except per share data	2010	2009

Net (loss) income	$(704)	$498
Dividends on preferred stock	178	363

Net (loss) income applicable to basic common shares	(882)	135
Dividends applicable to convertible preferred stock	—	—

Net (loss) income applicable to diluted common shares	$(882)	$135

Number of average common shares

Basic	131,290	131,329
Net (loss) income per common share
Basic	$(6.72)	$1.02
Diluted	(6.72)	1.02
Basic income (loss) per common share is calculated by dividing net income (loss) less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income (loss) and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For the first three months of 2010, the assumption of the conversion would have been antidilutive.
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
In the first and second quarters of 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. There were no dividend payments made on preferred stock during 2010, although such dividends have been accrued because they are cumulative.

On May 1, 2009 the Corporation paid its annual cash dividend of $3.60 per share to stockholders. The Corporation is currently unable to determine when dividend payments may be resumed and does not expect to pay a common stock dividend in 2010. Whether cash dividends will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time. Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at March 31, 2010.
4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was $431,000 and $(233,000), respectively. The difference between the Corporation’s net income and total comprehensive income (loss) for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
5. Reclassifications
Certain reclassifications have been made to the 2009 consolidated financial statements in order to conform to the 2010 presentation.
6. Recent accounting pronouncements
ASC 810, “Consolidation”, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement was effective January 1, 2010, and did not have a significant effect on the Corporation’s consolidated financial statements.
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statements No. 166, “Accounting for Transfers of Financial Assets” and 167, “Amendments to FASB Interpretation No. 46(R),” as codified in ASC 860-10 and 810-10, respectively, which establish new criteria governing whether transfers of financial assets are accounted for as sales and are expected to result in more variable interest entities being consolidated. The Statements were effective for annual periods beginning after November 15, 2009. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
In June 2009, the FASB issued ASC 860, an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 860 did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods)

beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
In February 2010, the FASB issued ASU 2010-09, which amended the subsequent events pronouncement issued in May 2009. The amendment removed the requirement to disclose the date through which subsequent events have been evaluated. This pronouncement became effective immediately upon issuance and is to be applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
7. Investment securities available for sale
The amortized cost and fair values at of investment securities available for sale were as follows:

		Gross	Gross
March 31, 2010	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$14,256	$357	$59	$14,554
Obligations of U.S. government sponsored entities	16,793	222	88	16,927
Obligations of state and political subdivisions	27,399	1,023	69	28,353
Mortgage-backed securities	76,189	3,277	56	79,410
Other debt securities	12,769	297	2,089	10,977
Equity securities:
Marketable securities	722	—	17	705
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home
Loan Bank stock	3,153	—	—	3,153

Total	$151,396	$5,176	$2,378	$154,194

		Gross	Gross
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$12,518	$231	$49	$12,700
Obligations of U.S. government sponsored entities	17,289	222	187	17,324
Obligations of state and political subdivisions	546	7	—	553
Mortgage-backed securities	74,417	2,797	76	77,138
Other debt securities	12,269	266	2,267	10,268
Equity securities:
Marketable securities	713	—	18	695
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home
Loan Bank stock	3,213	—	—	3,213

Total	$121,080	$3,523	$2,597	$122,006

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter expected maturities as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within three months:
Obligations of state and political subdivisions	$546	$548
Due within one year:
Obligations of U.S. government sponsored entities	1,296	1,299
Other debt securities	996	1,011
Due after one year but within five years:
Obligations of U.S. government sponsored entities	2,320	2,388
Obligations of U.S. state and political subdivisions	9,220	9,734
Mortgage-backed securities	236	245
Other debt securities	2,459	2,425
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	5,962	6,094
Obligations of U.S. government sponsored entities	1,200	1,260
Obligations of U.S. state and political subdivisions	12,674	13,103
Mortgage-backed securities	2,401	2,477
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	8,294	8,461
Obligations of U.S. government sponsored entities	11,977	11,980
Obligations of U.S. state and political subdivisions	4,959	4,967
Mortgage-backed securities	73,552	76,689
Other debt securities	9,314	7,540

Total debt securities	147,406	150,221
Equity securities	3,990	3,973

Total	$151,396	$154,194

Investment securities available for sale which have had continuous unrealized losses as of March 31, 2010 and December 31, 2009 are set forth below.

	Less than 12 Months		12 Months or More		Total

March 31, 2010		Gross Unrealized		Gross Unrealized		Gross Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,080	$31	$2,501	$28	$4,581	$59
U.S. Treasury securities and obligations of U.S. government agencies	3,803	59	2,283	29	6,086	88
Obligations of U.S. state and political subdivisions	2,272	16	670	53	2,942	69
Mortgaged-backed securities	5,587	54	206	2	5,793	56
Other debt securities	923	7	4,917	2,082	5,840	2,089
Marketable equity securities	722	17	—	—	722	17

Total	$15,387	$184	$10,577	$2,194	$25,964	$2,378

	Less than 12 Months		12 Months or More		Total

December 31, 2009		Gross Unrealized		Gross Unrealized		Gross Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,050	$14	$2,598	$35	$4,648	$49
Obligations of U.S. Government sponsored entities	2,822	143	2,323	44	5,145	187
Mortgaged-backed securities	4,947	73	248	3	5,195	76
Other debt securities	43	1	4,352	2,266	4,395	2,267
Equity securities	—	—	713	18	713	18

Total	$9,862	$231	$10,234	$2,366	$20,096	$2,597

The following table presents a rollforward of the credit loss component of other-than-temporary investment losses (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).
Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Three Months
In thousands	Ended March 31, 2010

Balance, December 31, 2009	$2,489
Add: Initial other-than-temporary credit losses	—
Additional other-than- temporary credit losses	—

Balance, March 31, 2010	$2,489

During the first quarter of 2009, $132,000 in OTTI charges were recorded on one collateralized debt security (“CDO”), while there were no such charges recorded in the 2010 first quarter. This OTTI was related to credit losses incurred on the aforementioned investment and was determined through discounted cash flow analysis of expected cash flows from the underlying collateral. Third-party consultants were used to obtain valuations for certain CDOs, including the determination of both the credit and market components. One consultant analyzes the default prospects of the CDO’s underlying collateral and performs discounted cash flow analyses, while the other projects default prospects based generally on historical default rates. Both used discount rates based on what return an investor would require on a risk-adjusted basis based on current economic conditions.
The Bank also owns a CDO with a carrying value of $996,000 and a fair market value of $506,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable. Based on valuations received from third-party consultants, management believes that these carrying values will eventually be recovered and that no impairment exists.

Additionally, the Bank owns a portfolio of seven single-issue trust preferred securities with a carrying value of $6.3 million and a related unrealized loss of $993,000 compared to an unrealized loss of $1.1 million at the end of 2009. None of these securities are considered impaired as they are all fully performing. Finally, the Bank also owns two corporate securities with a carrying value of $1.9 million and a fair market value of $1.6 million that are rated below investment grade. Neither of these securities is considered impaired as they are also fully performing.
In April 2009, FASB amended the impairment model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an other than temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired “OTTI”. The Corporation adopted the new guidance effective April 1, 2009. The Corporation recorded a $1 million pre-tax transition adjustment for the non-credit portion of OTTI on securities held at April 1, 2009 that were previously considered other than temporarily impaired.
Management does not believe that any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment. Management has determined that such losses are temporary and that the carrying value of these securities will be recovered.
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
As of March 31, 2010, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income (“AOCI”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2010.
8. Investment securities held to maturity
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) during March, 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM for the next two years.
The amortized cost and fair values at of investment securities held to maturity at December 31, 2009 were as follows:

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

The amortized cost and the fair value of investment securities held to maturity are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.
Investment securities held to maturity at December 31, 2009 which have had continuous unrealized losses are set forth below.

	Less than 12 Months		12 Months or More		Total

		Gross Unrealized		Gross Unrealized		Gross Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$2,268	$22	$672	$50	$2,940	$72
Obligations of U.S. government sponsored entities	1,351	73	—	—	1,351	73

Total	$3,619	$95	$672	$50	$4,291	$145

9. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at March 31, 2010 by level within the fair value hierarchy. The fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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
The following tables present the assets and liabilities that are measured at fair value hierarchy at March 31, 2010 and December 31, 2009, respectively.
March 31, 2010

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$154,194	$14,554	$139,107	$533
Loans held for sale	218	—	—	218

Total assets	$154,412	$14,554	$139,107	$751

December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,006	$12,700	$108,804	$502
Loans held for sale	190	—	—	190

Total assets	$122,196	$12,700	$108,804	$692

The fair value of Level 3 investments at March 31, 2010 was $59,000 more than the related fair value of $692,000 at December 31, 2009. The increase was attributable to an increase in fair value of two collateralized debt obligations (“CDOs”) and loans held for sale.
Level 1 securities includes securities issued by the U.S. Treasury Department based upon quoted market prices. Level 2 securities includes fair value measurements obtained from various sources including the utilization of matrix pricing, dealer quotes, market spreads, live trading levels, credit information and the bond’s terms and conditions, among other things. Any investment security not valued based on the aforementioned criteria are considered Level 3. Level 3 fair values are determined using unobservable inputs and includes corporate debt obligations for which there are no readily available quoted market values as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Investments. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities and evaluates credit events in underlying collateral or obtained from an external pricing specialist which utilized a discounted cash flow model.
At March 31, 2010, the Corporation had impaired loans with outstanding principal balances of $17.4 million, of which $4 million were written down to fair value during the first quarter of 2010. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
10. Long-term debt
At March 31, 2010, long-term debt included a $5 million, 5.00% senior note due in February, 2022. Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.
The Corporation has been in violation of certain covenants of the loan agreement since December 31, 2008. Although the loan becomes immediately payable as a result of these violations, which are considered an event of default, the lender has informally indicated that no action will be taken as a result of these violations. The loan has been reclassified to short-term portion of long-term debt on the accompanying Balance Sheet.
11. Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2010 and December 31, 2009.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at March 31, 2010 and December 31, 2009. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at March 31, 2010 and December 31, 2009.
The following table presents the carrying amounts and fair values of financial instruments.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$49,812	$49,812	$12,308	$12,308
Interest-bearing deposits with banks	607	605	609	607
Investment securities AFS	154,194	154,194	122,006	122,006
Investment securities HTM	—	—	40,395	41,782

Loans	267,724	263,343	276,242	270,054

Loans held for sale	218	218	190	190

Financial liabilities

Deposits	400,083	387,806	380,276	369,758
Short-term borrowings	870	870	100	100
Long-term debt	47,000	47,841	49,000	49,664

12. Formal Agreement
The Bank is subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009. The Agreement is based on the results of the most recent annual examination of the Bank. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank needs to improve its capital ratios and seek outside capital.

The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. Management has communicated to the OCC plans regarding compliance with the regulatory capital thresholds in the regulatory agreement. The OCC is currently evaluating those plans. Although the Bank’s leverage ratio is less than 8%, management expects to achieve an 8% leverage ratio by December 31, 2010.
13. Subsequent event
In May 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.
The Corporation also deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
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
Cautionary statement concerning forward-looking statements
This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s expectations about new and existing programs and products, relationships, opportunities, and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, deposit growth, the direction of the economy in New Jersey, New York, and the Philadelphia, PA metropolitan area continued levels of loan quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time.
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
After incurring a $7.8 million loss in 2009, including a $7 million loss in the 2009 fourth quarter, the Corporation recorded a loss in the 2010 first quarter of $704,000 due to a higher loan loss provision, along with increased operating expenses. The Corporation expects to record significantly reduced earnings during the remainder of 2010 due to expected higher costs for consultants retained to achieve compliance with the provisions of a Formal Agreement entered into with the Comptroller of the Currency discussed below. Also contributing to the lower earnings are expected higher FDIC insurance expense and increased credit costs associated with loan collection and carrying other real estate owned (“OREO”).
The Bank is subject to a Formal Agreement (the “Agreement”) with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009. The Agreement is based on the results of the most recent annual examination of the Bank. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a profit plan and capital program, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank improve its capital ratios and seek outside capital.
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. Management has communicated to the OCC plans regarding compliance with the regulatory capital thresholds in the regulatory agreement. The OCC is currently evaluating those plans. Although the Bank’s leverage ratio is less than 8%, management expects to achieve an 8% leverage ratio by December 31, 2010
Financial Condition
At March 31, 2010, total assets rose to $486.8 million from $466.3 million at the end of 2009, while total deposits grew to $400.1 million from $380.3 million. Average assets, however, declined during the first quarter of 2010, to $482.4 million, from $541.2 million a year earlier. The asset increase resulted almost entirely from higher Federal funds sold balances, funded by higher temporary municipal deposit account balances. The lower average balance resulted from a decline in such balances. The 2009 first quarter average balance included a temporary short-term municipal deposit of approximately $60 million that was withdrawn in the second quarter of 2009.
Federal funds sold
Federal funds sold totalled $41.1 million at March 31, 2010 compared to $5.5 million at the end of 2009, while the related average balance fell to $27.8 million in the first quarter of 2010 from $63.9 million in the first quarter of 2009. Both changes resulted from the aforementioned change in deposit balances.
Investments
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) during March, 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels in order to improve capital ratios, and improve liquidity by allowing for the disposition of securities, if necessary. The total investment portfolio declined to $154.2 million at March 31, 2010 from $162.4 million at the end of 2009, while the net unrealized gain, net of tax rose to $1.7 million from $533,000 million at the end of 2009 due primarily to the transfer because of a pre-tax $1.4 million unrealized gain in the HTM portfolio. The decrease in the portfolio resulted primarily from principal prepayments of mortgage-backed securities (“MBS”).
Loans
Loans declined to $267.7 million at March 31, 2010 from $276.2 million at December 31, 2009, while average loans of $274.9 million in the 2010 first quarter was essentially unchanged from $275.2 million for the first three months of 2009. The decline resulted primarily from the repurchase of $1.8 million in loans at par by a third-party lender that had previously sold us the loans, and charge-offs.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$8,650	$3,800
Provision for loan losses	1,381	501
Recoveries of previous charge-offs	9	—

	10,040	4,301
Less: Charge-offs	2,040	101

Balance at end of period	$8,000	$4,200

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio that cannot currently be identified. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term changes.

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
Additionally, nonaccrual loans over a specific dollar amount are individually evaluated, along with all troubled debt restructured loans, for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.
The allowance allocations for non-impaired loans are calculated by applying loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.
The allowance contains reserves identified as unallocated to cover inherent losses in the loan portfolio which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of the regional economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for judgmental factors and the uncertainty that is inherent in estimates of probable credit losses.
The allowance represented 2.99% of total loans at March 31, 2010 compared to 3.13% at December 31, 2009, while the allowance represented 36.72% of total nonperforming loans at March 31, 2010 compared to 48.35% at the end of 2009. The allowance at March 31, 2010 declined to $8 million from $8.7 million at December 31, 2009 due to loan charge-offs.

	March 31,	December 31,	March 31,
	2010	2009	2009

Allowance for loan losses as a percentage of:
Total loans	2.99%	3.13%	1.51%
Total nonperforming loans	36.72%	48.35%	49.04%
Net charge-offs as a percentage of average loans (annualized)	2.97%	1.17%	.15%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

Loans past due 90 days or more and still accruing
Commercial	$112	$555	$—
Real estate	375	1,012	117
Installment	1	—	20

Total	488	1,567	137

Nonaccrual loans
Commercial	3,349	1,237	2,203
Real estate	17,943	15,080	6,216
Installment	2	6	9

Total nonaccrual loans	21,294	16,323	8,428

Total nonperforming loans	21,782	17,890	8,565
Other real estate owned	2,352	2,352	1,985

Total nonperforming assets	$24,134	$20,242	$10,550

Nonperforming assets continued to rise in the first quarter of 2010 due primarily to higher levels of nonaccruing commercial real estate loans. This category of loans continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country. The deterioration in credit quality has occurred primarily in two segments of the loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches. Included in the portfolio are loans to churches totaling $70.1 million and loans acquired from the third-party lender totaling $26.4 million.
Nonaccrual loans includes $4.1 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy, and $5.8 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer to collect because approval is required by the state of New York before the underlying property may be encumbered. Nonaccrual loans to churches located in New York totaled $3.1 million at March 31, 2010.
Impaired loans totaled $17.4 million March 31, 2010 compared to $11.1 million at December 31, 2009. The related allocation of the allowance for loan losses amounted to $455,000 due to a shortfall in collateral values. Impaired loan charge-offs totaled $1.7 million. The average balance of impaired loans for the first quarter of 2010 was $14.3 million compared to $6.4 million in the 2009 first quarter. All of the impaired loans are secured by real estate. Included in impaired loans are loans to churches totaling $4.1 million with no related allowance. Additionally, impaired loans includes $5.8 million of loan participations acquired from the third-party lender. Such loans were comprised primarily of construction loans. Troubled debt restructured loans (“TDRs”) totaled $3.2 million, with a related allowance of $155,000 at March 31, 2010 and were comprised of three church loans. One TDR of $1.4 million is accruing interest. The remaining TDRs are on nonaccrual status and reflected in the above table.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at March 31, 2010 and December 31, 2009. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities.
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
Total deposits rose to $400.1 million at March 31, 2010 from $380.3 million at the end of 2009, while average deposits declined to $395.7 million for the first three months of 2010 from 455.5 million for the first three months of 2009.

Total noninterest bearing demand deposits increased to $39.2 million at March 31, 2010 from $29.3 million at the end of 2009, while average demand deposits for the first three months of 2010 also rose, to $35.4 million from $34.2 million for the first three months of 2009.
Money market deposit accounts rose to $75.9 million at March 31, 2010 from $73.3 at the end of 2009, while the related average balance declined to $75.6 million for the first three months of 2010 from $158.6 million in the same period of 2009. This decrease was caused by the runoff in the second quarter of 2009 of the aforementioned temporary municipal deposit account balance.
Interest-bearing demand deposit accounts account balances increased to $65.1 million at March 31, 2010 compared to $51.8 million at the end of 2009, and averaged $59.7 million for the first three months of 2010 compared to $45.5 million for the first three months of 2009.
Passbook and statement savings accounts totalled $24.9 million at March 31, 2010, virtually unchanged from $24.7 million at December 31, 2009 and averaged $24.6 million for the first three months of 2010, down slightly from $24.8 million for the same period in 2009.
Time deposits totalled $195.2 million at March 31, 2010, a decrease from $201.1 million at December 31, 2009, while average time deposits rose to $200.3 million for the first three months of 2010 from $192.5 million for the similar 2009 period.
Short-term borrowings
Short-term borrowings at the end of the first quarter of 2010 totaled $870,000 compared to $100,000 at December 31, 2009, while the related average balances were $116,000 for the first three months of 2010 compared to $115,000 for the first three months of 2009. The end-of-period increase was due to a higher balance of retail repurchase agreements.
Long-term debt
Long-term debt decreased from $49 million at December 31, 2009 to $47 million at March 31, 2010, while the related average balance was $48.4 million for the first three months of 2010 compared to $47.3 million for the same period in 2009. The changes resulted from Federal Home Loan Bank advance transactions.
Capital
A significant measure of the strength of a financial institution is its shareholders’ equity, which is comprised of three components: (1) core capital (common equity), (2) preferred stock, and (3) accumulated other comprehensive income or loss. (“AOCI”). For regulatory purposes, capital is defined differently, as are the ratios used to determine capital adequacy. Regulatory risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank’s asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk. Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.
Typically, the primary source of capital growth is through retention of earnings, reduced by dividend payments. In February 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently, and no dividend payments were made during the first quarter of 2010.

Set forth below are consolidated and bank-only capital ratios.

	Consolidated		Bank Only
	March 31,	December 31	March 31,	December 31
	2010	2009	2010	2009

Risk-based capital ratios:
Tier 1 capital to risk- adjusted assets	10.11%	10.45%	10.28%	10.62%
Minimum to be considered well-capitalized	6.00	6.00	6.00	6.00
Total capital to risk- adjusted assets	12.97	13.32	13.07	13.43
Minimum to be considered well-capitalized	10.00	10.00	10.00	10.00
Leverage ratio	6.88	6.96	7.00	7.08
Minimum to be considered well-capitalized	5.00	5.00	5.00	5.00
Total stockholders’ equity to total assets	6.46	6.65	7.39	7.63

All the regulatory ratios were lower than the ratios at December 31, 2009 because of the first quarter loss. Both CNBC and CNB were considered well-capitalized for regulatory purposes.
On April 10, 2009, CNBC issued 9,439 shares of senior fixed rate cumulative perpetual preferred stock, Series G, to the U.S. Department of Treasury under the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The shares have an annual 5% cumulative preferred dividend rate for the first five years, payable quarterly, after which the rate increases to 9%. The $9.4 million preferred stock issuance, is considered Tier I capital, as is the $9 million of such capital that was downstreamed to the Bank.
While both the Corporation and the Bank were well-capitalized under the Prompt Corrective Action Requirements at March 31, 2010, additional losses from higher loan loss provisions or investment impairment charges could be incurred reducing capital levels, although management believes that capital levels are sufficient to absorb additional losses and still remain well-capitalized. Additionally, management may improve capital ratios, if necessary, by reducing its municipal deposit levels or seeking additional capital from external sources.
The Bank is subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009. The Agreement is based on the results of the most recent annual examination of the Bank. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank needs to improve its capital ratios and seek outside capital.
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. Management has communicated to the OCC plans regarding compliance with the regulatory capital thresholds in the regulatory agreement. The OCC is currently evaluating those plans. Although the Bank’s leverage ratio is less than 8%, management expects to achieve an 8% leverage ratio by December 31, 2010
Finally, the Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2010, assuming the Corporation was not allowed to include the trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Corporation would remain “well capitalized”.
Results of Operations
The Corporation recorded a net loss of $704,000 for the first quarter of 2010 compared to net income of $498,000 for the same 2009 period. Related (loss) earnings per share on a diluted basis were $(6.72) and $1.02. The reduction in earnings was attributable primarily to an increased provision for loan losses, higher management consulting fees and FDIC insurance expense, both of which are expected to remain higher than in previous years for the remainder of 2010.

Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income totalled $3.7 million in the first quarter of 2010, unchanged from the similar 2009 period, while the related net interest margin rose 40 basis points, to 3.23% from 2.83%. A reduction in municipal account balances, in particular the temporary deposit, on which the net interest spread was nominal, was the primary reason for the higher net interest margin. The flat net interest income resulted from a $58.8 million reduction in earning assets, primarily Federal funds sold, which contributed nominally to margins because of the low short-term rate environment.
Interest income on a FTE basis declined to $5.7 million for the first quarter of 2010 from $6.2 million in the similar 2009 quarter due to the reduction in earning assets.
Interest income from Federal funds sold for the first quarter of 2010 declined due to a decrease in the related average balance.
Interest income on taxable investment securities was 19.6% lower in the first quarter of 2010 due to both a lower average balance and a lower average rate, which declined from 4.94% to 4.51%. Tax-exempt income declined due to the same reasons.
Interest income on loans fell slightly due to a decline in the average rate earned from 5.65% to 5.54%, while average loan volume growth was essentially flat. Average real estate loan volume declined $4.3 million, while average commercial loan volume was $3.8 million higher.
Interest expense fell 21.7% in the first quarter of 2010, as the average rate paid on interest bearing liabilities declined by 21 basis points, from 2.19% to 1.98%. This decline in expense was due to lower average balances primarily because of the aforementioned deposit runoff along with the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on money market accounts, which fell 52.5% due to the aforementioned runoff.
Provision for loan losses
The provision rose in the first quarter of 2010 to $1.4 million from $501,000 for the similar quarter in 2009 due to higher charge-offs as well as increased levels of nonperforming loans.
Other operating income
Other operating income, including the results of investment securities transactions, decreased 7.4% in the first quarter of 2010 compared to the similar 2009 period primarily due to lower agency fees and undistributed income from an unconsolidated leasing company in which the Bank owns a minority interest. The agency fees have been a gradually declining source of revenue and will continue to decline.
Other operating expenses
Other operating expenses of $3.5 million in the first quarter of 2010 was 13.9% higher than the first quarter of 2009 due primarily to sharply higher management consulting fees and FDIC insurance expense.
Management consulting fees rose from $77,000 in 2009 first quarter to $265,000 in 2010 first quarter, while FDIC insurance expense increased from $118,000 to $243,000. The increase in management consulting fees resulted primarily from the necessity to comply with the terms of the regulatory agreement along with the outsourcing of the internal audit function, while FDIC expense was higher due an increase resulting from a change in the risk assessment calculation due to the aforementioned Formal Agreement.
Occupancy expense was higher due to higher rentals on various branch locations.
The primary contributor to the higher level of other expenses were increased credit costs, including legal, appraisal and OREO-related expenses.
Income tax expense
There was nominal income tax expense for the first quarter of 2010 compared to 24.5% effective tax rate in the first quarter of 2009 due primarily to the net loss.

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
A significant part of the Bank’s deposit growth is from municipal deposits, which comprised $151.1 million, or 37.8% of total deposits at March 31, 2010, compared to $140.2 million, or 36.9% of total deposits at December 31, 2009. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $91.4 million of investment securities were pledged as collateral for these deposits.
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
There were no significant sources or uses of cash during the first quarter of 2010 from operating activities. Net cash used in investing activities was primarily for investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The highest source of cash provided by financing activities resulted from the increased deposit levels, while the most significant use of funds was for the maturity of a FHLB advance.
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
The most recently prepared model indicates that net interest income would increase 1.73% from base case scenario if interest rates rise 200 basis points and decline 9% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 17.93% if rates rose 200 basis points and decline 9.67% if rates declined 200 basis points.

Management believes that the exposure to a 200 basis point, or more, falling rate environment is nominal given the historically low interest rate environment. These results indicate that the Corporation is asset-sensitive, meaning that the interest rate risk is higher if interest rates fall, which management does not expect to occur during 2010 based on the current low interest rate environment.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
In February 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”). The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Additionally, the Corporation intends to defer second-quarter 2010 payments on the aforementioned instruments and cannot presently determine when such payments will resume.
There have been no other material changes in the risk factors since December 31, 2009.
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2009 Annual Report to Stockholders.
Item 6. Exhibits
(a) Exhibits
(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION (Registrant)
June 30, 2010	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)