Form 10-Q
period 2010-06-30
CITY NATIONAL BANCSHARES CORP
filed 2010-08-17
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐       No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 16, 2010 was approximately $3,614,535.
There were 131,290 shares of common stock outstanding at August 16, 2010.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share data	2010	2009

Assets

Cash and due from banks	$8,753	$6,808
Federal funds sold	32,580	5,500
Interest bearing deposits with banks	582	609
Investment securities available for sale	140,560	122,006
Investment securities held to maturity (Market value of $41,782 at December 31, 2009)	—	40,395
Loans held for sale	—	190
Loans	262,987	276,242
Less: Allowance for loan losses	7,934	8,650

Net loans	255,053	267,592

Premises and equipment	3,195	2,949
Accrued interest receivable	2,145	2,546
Bank-owned life insurance	5,633	5,537
Other real estate owned	1,813	2,352
Other assets	7,295	9,855

Total assets	$457,609	$466,339

Liabilities and Stockholders’ Equity
Deposits:
Demand	$30,909	$29,304
Savings	150,496	149,853
Time	189,535	201,119

Total deposits	370,940	380,276
Accrued expenses and other liabilities	6,246	5,950
Short-term portion of long-term debt	5,000	5,000
Short-term borrowings	600	100
Long-term debt	42,000	44,000

Total liabilities	424,786	435,326

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares;
Series A , issued and outstanding 8 shares in 2010 and 2009	200	200
Series C , issued and outstanding 108 shares in 2010 and 2009	27	27
Series D , issued and outstanding 3,280 shares in 2010 and 2009	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2010 and 2009	2,450	2,450

Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2010 and 2009	6,790	6,790
Preferred stock, no par value, perpetual cumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares in 2010 and 2009	9,740	9,499
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2010 and 2009
131,290 shares outstanding in 2010 and 2009	1,345	1,345
Surplus	1,115	1,115
Retained earnings	8,339	8,462
Accumulated other comprehensive income	2,225	533
Treasury stock, at cost - 3,240 common shares in 2010 and 2009, respectively	(228)	(228)

Total stockholders’ equity	32,823	31,013

Total liabilities and stockholders’ equity	$457,609	$466,339

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Dollars in thousands, except per share data	2010	2009	2010	2009

Interest income
Interest and fees on loans	$3,709	$3,976	$7,479	$7,864
Interest on Federal funds sold and securities purchased under agreements to resell	13	14	21	43
Interest on deposits with banks	7	3	14	5
Interest and dividends on investment securities:
Taxable	1,304	1,719	2,758	3,528
Tax-exempt	240	324	523	657

Total interest income	5,273	6,036	10,795	12,097

Interest expense
Interest on deposits	1,472	1,943	3,041	4,030
Interest on short-term borrowings	—	2	—	2
Interest on long-term debt	423	462	852	929

Total interest expense	1,895	2,407	3,893	4,961

Net interest income	3,378	3,629	6,902	7,136
Provision for loan losses	1,010	436	2,391	937

Net interest income after provision for loan losses	2,368	3,193	4,511	6,199

Other operating income
Service charges on deposit accounts	340	370	702	730
Agency fees on commercial loans	4	59	18	134
Award income	1,025	51	1,050	25
Other income	275	328	564	797
Net gains on sales of investment securities	528	10	529	10
Other than temporary impairment losses on securities	—	(2,183)	—	(2,315)
Portion of loss recognized in other comprehensive income, before tax	—	1,128	—	1,128

Net impairment losses on securities recognized in earnings	—	(1,055)	—	(1,187)

Total other operating income	2,172	(237)	2,863	509

Other operating expenses
Salaries and other employee benefits	1,559	1,626	3,143	3,225
Occupancy expense	470	326	837	652
Equipment expense	146	181	300	340
Appraisal fees	146	3	161	3
Audit fees	193	68	257	118
Legal fees	124	71	199	109
Management consulting fees	89	101	354	178
FDIC insurance expense	225	469	468	587
Data processing expense	86	73	177	144
Other expenses	627	740	1,292	1,394

Total other operating expenses	3,665	3,658	7,188	6,750

Income (loss) before income tax expense	875	(702)	186	(42)
Income tax expense	53	119	68	281

Net income (loss)	$822	$(821)	$118	$(323)

Net income (loss) per common share
Basic	$5.32	$(8.21)	$(0.94)	$(7.18)
Diluted	5.32	(8.21)	(0.94)	(7.18)

Basic average common shares outstanding	131,290	131,290	131,290	131,309
Diluted average common shares outstanding	131,290	131,290	131,290	131,309

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
Dollars in thousands	2010	2009

Operating activities
Net income (loss)	$118	$(323)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	210	276
Provision for loan losses	2,391	937
Premium amortization (discount accretion) of investment securities	61	(2)
Amortization of intangible assets	75	102
Net impairment losses on securities	—	1,187
Net gains on securities transactions	(529)	(10)
Net gains on sales of loans held for sale	(6)	(5)
Net gains on sales of other real estate owned	(17)	—
Loans originated for sale	—	(122)
Proceeds from sales and principal payments from loans held for sale	196	272
Decrease (increase) in accrued interest receivable	401	(26)
Deferred tax expense (benefit)	1,195	(531)
Net increase in bank-owned life insurance	(96)	(96)
Decrease (increase) in other assets	205	(1,211)
Increase in accrued expenses and other liabilities	296	1,500

Net cash provided by operating activities	4,500	1,948

Investing activities
Decrease (increase) in loans, net	10,148	(8,178)
Decrease in interest bearing deposits with banks	27	122
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	23,594	11,302
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	1,247	7,790
Proceeds from sales of investment securities available for sale	14,502	1,985
Purchases of investment securities available for sale	(14,257)	(11,799)
Purchases of investment securities held to maturity	—	(1,462)
Proceeds from sales of other real estate owned	556	—
Purchases of premises and equipment	(456)	(102)

Net cash provided by (used in) investing activities	35,361	(342)

Financing activities
Decrease in deposits	(9,336)	(19,682)
Increase (decrease) in short-term borrowings	500	(1,130)
Decrease in long-term debt	(2,000)	(1,000)
Issuance of preferred stock	—	9,439
Purchases of treasury stock	—	(3)
Dividends paid on preferred stock	—	(559)
Dividends paid on common stock	—	(263)

Net cash used by financing activities	(10,836)	(13,198)
Net increase (decrease) cash and cash equivalents	29,025	(11,592)

Cash and cash equivalents at beginning of period	12,308	25,813

Cash and cash equivalents at end of period	$41,333	$14,221

Cash paid during the year
Interest	$3,706	$4,711
Income taxes	10	1,248

Non-cash transactions
Transfer of held to maturity securities to available for sale	39,144
Transfer of loans to other real estate owned	—	438
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Net income (loss) per common share
The following table presents the computation of net income (loss) per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2010	2009	2010	2009

Net income (loss)	$822	$(821)	$118	$(323)
Dividends on preferred stock	122	257	240	621

Net income (loss) applicable to basic common shares	700	(1,078)	(122)	(944)
Dividends applicable to convertible preferred stock	—	—	—	147

Net income (loss) applicable to diluted common shares	$700	$(1,078)	$(122)	$(797)

Number of average common shares
Basic	131,290	131,290	131,290	131,309

Diluted	131,290	131,290	131,290	131,309

Net income (loss) per common share
Basic	$5.32	$(8.21)	$(.94)	$(7.18)
Diluted	5.32	(8.21)	(.94)	(7.18)
Basic income (loss) per common share is calculated by dividing net income (loss) less dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income (loss) and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For the first half of 2010 and 2009 the assumption of the conversion would have been antidilutive.
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
On May 1, 2009 the Corporation paid a cash dividend of $2.00 per share to common stockholders. The Corporation is currently unable to determine when dividend payments may be resumed and does not expect to pay a common stock dividend in 2010. Whether cash dividends will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time. Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at June 30, 2010.
4. Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income (loss) for the three months ended June 30, 2010 and 2009 was $1,379,000 and $(684,000), respectively and for the six months ended June 30, 2010 and 2009 was $1,810,000 and $(917,000), respectively. The difference between the Corporation’s net income and total comprehensive income (loss) for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
5. Reclassifications
Certain reclassifications have been made to the 2009 consolidated financial statements in order to conform with the 2010 presentation.
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
In July 2010, the FASB issued ASU 2010-20 to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the ASU is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Corporation does not expect that the adoption of this pronouncement will have a material impact on the Corporation’s financial condition or results of operations.

7. Investment securities available for sale
The amortized cost and fair values at of investment securities available for sale were as follows:

		Gross	Gross
June 30, 2010	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$15,864	$508	$43	$16,329
Obligations of U.S. government sponsored entities	15,999	223	26	16,196
Obligations of state and political subdivisions	14,519	464	48	14,935
Mortgage-backed securities	73,795	4,333	35	78,093
Other debt securities	12,693	303	1,969	11,027
Equity securities:
Marketable securities	731	—	7	724
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,141	—	—	3,141

Total	$136,857	$5,831	$2,128	$140,560

		Gross	Gross
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$12,518	$231	$49	$12,700
Obligations of U.S. government sponsored entities	17,289	222	187	17,324
Obligations of state and political subdivisions	546	7	—	553
Mortgage-backed securities	74,417	2,797	76	77,138
Other debt securities	12,269	266	2,267	10,268
Equity securities:
Marketable securities	713	—	18	695
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,213	—	—	3,213

Total	$121,080	$3,523	$2,597	$122,006

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within three months:
Obligations of U.S. government sponsored entities	$1,000	$1,000
Other debt securities	999	1,004
Due within one year:
Obligations of U.S. government sponsored entities	230	234
Due after one year but within five years:
Obligations of state and political subdivisions	3,511	3,696
Obligations of U.S. government sponsored entities	2,077	2,136
Mortgage-backed securities	831	874
Other debt securities	2,467	2,355
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	5,763	5,958
Obligations of state and political subdivisions	5,739	5,963
Obligations of U.S. government sponsored entities	3,083	3,145
Mortgage-backed securities	1,362	1,415
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	10,101	10,371
Obligations of state and political subdivisions	5,269	5,276
Obligations of U.S. government sponsored entities	9,609	9,681
Mortgage-backed securities	71,602	75,804
Other debt securities	9,227	7,668

Total debt securities	132,870	136,580
Equity securities	3,987	3,980

Total	$136,857	$140,560

Investment securities available for sale which have had continuous unrealized losses as of June 30, 2010 and December 31, 2009 are set forth below.

June 30, 2010	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,265	$23	$2,177	$20	$4,442	$43
Obligations of U.S. government sponsored agencies	875	6	2,231	20	3,106	26
Obligations of state and political subdivisions	989	10	685	38	1,674	48
Mortgage-backed securities	4,463	34	16	1	4,479	35
Other debt securities	—	—	4,917	1,969	4,917	1,969
Marketable equity securities	—	—	724	7	724	7

Total	$8,592	$73	$10,750	$2,055	$19,342	$2,128

December 31, 2009	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,050	$14	$2,598	$35	$4,648	$49
Obligations of U.S. Government sponsored entities	2,822	143	2,323	44	5,145	187
Mortgaged-backed securities	4,947	73	248	3	5,195	76
Other debt securities	43	1	4,352	2,266	4,395	2,267
Equity securities	—	—	713	18	713	18

Total	$9,862	$231	$10,234	$2,366	$20,096	$2,597

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

For the Six Months
In thousands	Ended June 30, 2010

Balance, December 31, 2009	$2,489
Add: Initial credit impairments	—
Additional credit impairments	—
Less: Sale of investment securities	(2,489)

Balance, June 30, 2010	$—

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
During the second quarter and first half of 2009, $1.1 million and $1.2 million, respectively, in OTTI charges were recorded on two collateralized debt securities (“CDOs”), while there were no such charges recorded in the first half of 2010. This OTTI was related to credit losses incurred on the aforementioned investments and was determined through discounted cash flow analysis of expected cash flows from the underlying collateral. Third-party consultants were used to obtain valuations for certain CDOs, including the determination of both the credit and market components. One consultant analyzes the default prospects of the CDO’s underlying collateral and performs discounted cash flow analyses, while the other projects default prospects based generally on historical default rates. Both used discount rates based on what return an investor would require on a risk-adjusted basis based on current economic conditions. Both CDOs were sold in the second quarter of 2010 at an aggregate loss of $77,000.
The Corporation also owns a CDO with a carrying value of $996,000 and a fair market value of $496,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable. Based on valuations received from third-party consultants, management believes that these carrying values will eventually be recovered and that no impairment exists.
Additionally, the Corporation owns a portfolio of seven single-issue trust preferred securities with a carrying value of $6.3 million and a related unrealized loss of $876,000 compared to an unrealized loss of $1.1 million at the end of 2009. None of these securities are considered impaired as they are all fully performing. Finally, the Corporation also owns two corporate securities with a carrying value of $1.9 million and a fair market value of $1.5 million that are rated below investment grade. Neither of these securities is considered impaired as they are also fully performing.
The Corporation concluded that these available for sale securities were only temporarily impaired at June 30, 2010. In concluding that the impairments were only temporary, the Corporation considered several factors in its analysis. The Corporation noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized under regulatory guidelines. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Corporation does not have the intent to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities. The Corporation has held the securities continuously since 1999 and expects to receive its full principal at maturity.
Management does not believe that any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment. Management has determined that such losses are temporary and that the carrying value of these securities will be recovered.
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
Management’s assertion regarding its intent not to sell or that it is not more likely than not that the Corporation will be required to sell the security before its anticipated recovery considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell or believes it is more likely than not that the Corporation will be required to sell the security before its anticipated recovery, the gross unrealized loss is charged directly to earnings in the Consolidated Statements of Operations.
As of June 30, 2010, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income (“AOCI”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2010.
8. Investment securities held to maturity
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) during March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM for the next two years.
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
Investment securities held to maturity at December 31, 2009 which had continuous unrealized losses are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$2,268	$22	$672	$50	$2,940	$72
Obligations of U.S. government sponsored entities	1,351	73	—	—	1,351	73

Total	$3,619	$95	$672	$50	$4,291	$145

9. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at June 30, 2010 by level within the fair value hierarchy. The fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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
The following tables present the assets and liabilities that are measured at fair value hierarchy at June 30, 2010 and December 31, 2009, respectively.

June 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$140,560	$16,329	$123,735	$496
Loans held for sale	—	—	—	—

Total assets	$140,560	$16,329	$123,735	$496

December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,006	$12,700	$108,804	$502
Loans held for sale	190	—	—	190

Total assets	$122,196	$12,700	$108,804	$692

The fair value of Level 3 investments at June 30, 2010 was $196,000 less than the related fair value of $692,000 at December 31, 2009. The decrease was attributable to the sale of two collateralized debt obligations (“CDOs”) and the loans held for sale.
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
At June 30, 2010, the Corporation had impaired loans with outstanding principal balances of $24.1 million, of which $8.4 million were written down to fair value during the first half of 2010. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, as well as costs to sell the underlying collateral.
10. Long-term debt
At June 30, 2010, long-term debt included a $5 million, 5.00% senior note due in February, 2022. Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2010 and December 31, 2009.
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

Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at June 30, 2010 and December 31, 2009. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at June 30, 2010 and December 31, 2009.
The following table presents the carrying amounts and fair values of financial instruments.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$41,333	$41,333	$12,308	$12,308
Interest-bearing deposits with banks	582	582	609	607
Investment securities AFS	140,560	140,560	122,006	122,006
Investment securities HTM	—	—	40,395	41,782

Loans	262,987	257,301	276,242	270,054
Financial liabilities
Deposits	370,940	362,994	380,276	369,758
Short-term borrowings	600	600	100	100
Long-term debt	47,000	48,358	49,000	49,664
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
13. Subsequent event
As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that compiles with GAAP. The Corporation has evaluated subsequent events through August 17, 2010, which is the date that the Corporation’s financial statements are being issued.

Based on the evaluation, the Corporation noted in August 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program
The Corporation also deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
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
After incurring a $7.8 million loss in 2009, including a $7 million loss in the 2009 fourth quarter, the Corporation recorded $822,000 in net income in the 2010 second quarter compared to an $821,000 loss in the second quarter of 2009, and net income for the 2010 first half of $118,000 compared to a loss of $323,000 for the 2009 first half. Both earnings improvements were due to the recognition of a $1 million award received from the U.S. Treasury under its CDFI program for lending in lower-income communities along with a reduction in OTTI losses, partially offset by higher loan loss provisions, and increased operating expenses.
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
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. Management has communicated to the OCC plans regarding compliance with the regulatory capital thresholds in the regulatory agreement. The OCC is currently evaluating those plans. Although the Bank’s leverage ratio is less than 8%, management expects to achieve an 8% leverage ratio by December 31, 2010 by recognizing gains on planned sales of investment securities along with continued deleveraging.

Financial Condition
At June 30, 2010, total assets declined to $457.6 million from $486.8 at March 31, 2010 and $466.3 million at the end of 2009, while total deposits fell to $370.9 million from $400.1 million and $380.3 million, respectively. Average assets also declined during the first half of 2010 to $476.8 million, from $531.2 million a year earlier. The June 30, 2010 asset decrease resulted from reductions in both loans outstanding and investment securities in conjunction with a deleveraging program. The lower average balance also resulted from a decline in such balances. Additionally, the 2009 first half average balance included a short-term municipal deposit of approximately $60 million that was withdrawn in the second quarter of 2009.
Federal funds sold
Federal funds sold totaled $32.6 million at June 30, 2010 compared to $5.5 million at the end of 2009, while the related average balance fell to $30.3 million in the first half of 2010 from $52.3 million in the first half of 2009. Both changes resulted from the aforementioned changes in deposit balances.
Investments
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with the deleveraging program to reduce total asset levels in order to improve capital ratios, and improve liquidity by allowing for the disposition of securities, if necessary. The total investment portfolio declined to $140.6 million at June 30, 2010 from $162.4 million at the end of 2009, while the net unrealized gain, net of tax rose to $2.2 million from $533,000 million at the end of 2009 due primarily to the transfer because of a pre-tax $1.4 million unrealized gain in the HTM portfolio. The decrease in the portfolio resulted primarily from the sale of $13.8 million of tax-exempt securities for which the Corporation did not expect to benefit from the tax-exempt income status. Additionally, the Corporation sold two CDOs at a loss of $77,000. Both CDOs were nonperforming, had incurred previous OTTI charges of $2.5 million and had only long-term prospects of recovering the carrying values.
Loans
Loans declined to $263 million at June 30, 2010 from $276.2 million at December 31, 2009, while average loans of $270 million in the 2010 first half was down from $276.7 million for the first six months of 2009. The decline resulted primarily from the repurchase of $1.8 million in loans at par by a third-party lender that had previously sold us the loans, and charge-offs totaling $3.1 million. Paydowns and principal payments comprised the balance of the reduction. The Bank is presently originating very few loans, which are primarily to existing customers. Additionally, the Bank closed its residential lending department and expects to originate few residential mortgage loans, if any for the foreseeable future.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$8,000	$4,200	$8,650	$3,800
Provision for loan losses	1,010	436	2,391	937
Recoveries of previous charge-offs	37	15	46	15

	9,047	4,651	11,087	4,752
Less: Charge-offs	1,113	151	3,153	252

Balance at end of period	$7,934	$4,500	$7,934	$4,500

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
The allowance represented 3.02% of total loans at June 30, 2010 compared to 3.13% at December 31, 2009, while the allowance represented 24.58% of total nonperforming loans at June 30, 2010 compared to 48.35% at the end of 2009 due to the substantial increase in nonperforming loans. An increase in the allowance was not deemed necessary because most of the nonperforming loans were reviewed for impairment, resulting in no specific reserve requirements. The allowance at June 30, 2010 declined to $7.9 million from $8.7 million at December 31, 2009 due to loan charge-offs in excess of provisions because a portion of the charge-offs had previously been specifically reserved for and therefore replenishment of the allowance was not required.

	June 30,	March 31,	December 31,
	2010	2010	2009

Allowance for loan losses as a percentage of:
Total loans	3.02%	2.99%	3.13%
Total nonperforming loans	24.58%	36.72%	48.35%
Year-to-date net charge-offs as a percentage of average loans (annualized)	1.15%	2.97%	1.17%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2010	2010	2009

Loans past due 90 days or more and still accruing
Commercial	$335	$112	$555
Real estate	3,462	375	1,012
Installment	1	1	—

Total	3,798	488	1,567

Nonaccrual loans
Commercial	3,047	3,349	1,237
Real estate	25,438	17,943	15,080
Installment	—	2	6

Total	28,485	21,294	16,323

Total nonperforming loans	32,283	21,782	17,890
Other real estate owned	1,813	2,352	2,352

Total nonperforming assets	$34,096	$24,134	$20,242

Nonperforming assets continued to rise in the second quarter of 2010 due primarily to higher levels of nonaccruing commercial real estate loans. This category of loans continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country and is expected to recover later as well. The deterioration in credit quality has occurred primarily in two segments of the loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches. Both categories are considered commercial real estate loans.
Included in the portfolio are loans to churches totaling $63.9 million and loans acquired from the third-party lender totaling $25.1 million. Nonaccrual loans includes $5.9 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy, and $10.7 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer to collect because approval is required by the state of New York before the underlying property may be encumbered. Nonaccrual loans to churches located in New York totaled $2.5 million at June 30, 2010.
Impaired loans totaled $24.1 million June 30, 2010 compared to $11.1 million at December 31, 2009. The related allocation of the allowance for loan losses amounted to $665,000 due to a shortfall in collateral values. Impaired loans totaling $21.3 million had no specific reserves at June 30, 2010 due to the net realizable value of the underlying collateral exceeding the carrying value of the loan. Impaired loan charge-offs totaled $3.1 million in the first six months of 2010. Included in impaired loans are loans to churches totaling $4.3 million with no related allowance based on the value of the underlying collateral. Additionally, impaired loans includes $10.6 million of loan participations acquired from the third-party lender. Such loans were comprised primarily of construction loans. Troubled debt restructured loans (“TDRs”) totaled $3.2 million, with a related allowance of $160,000 at June 30, 2010 and were comprised of three church loans. One TDR of $1.3 million is accruing interest. The remaining TDRs are on nonaccrual status and reflected in the above table.
The average balance of impaired loans for the 2010 second quarter was $20.9 million and for the first half amounted to $17.6 million, compared to $6.8 million for the second quarter of 2009 and $6.4 million for the first half of 2009. All of the impaired loans are secured by commercial real estate properties.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at June 30, 2010 and December 31, 2009. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit. The Bank expects its municipal deposit account balances to decline substantially in conjunction with its deleveraging program.

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
Total deposits declined to $370.9 million at June 30, 2010 from $380.3 million at the end of 2009, while average deposits decreased to $390.5 million for the first six months of 2010 from $441.1 million for the first six months of 2009.
Total noninterest bearing demand deposits of $30.9 million at June 30, 2010 was relatively unchanged from $29.3 million at the end of 2009 as were average demand deposits of $36.7 million for the first six months of 2010, compared to $36.7 in the first six months of 2009.
Money market deposit accounts declined to $59.2 million at June 30, 2010 from $73.5 at the end of 2009, while the related average balance fell to $72.8 million for the first half of 2010 from $135.2 million in the same period of 2009. This decrease was caused by the runoff in the second quarter of 2009 of the aforementioned temporary municipal deposit account balance.
Interest-bearing demand deposit accounts account balances increased to $66.9 million at June 30, 2010 compared to $51.8 million at the end of 2009, and averaged $62 million for the first six months of 2010 compared to $53.5 million for the first six months of 2009.
Passbook and statement savings accounts totaled $24.5 million at June 30, 2010, unchanged from December 31, 2009 and averaged $25 million for the first six months of 2010, also unchanged from the same period in 2009.
Time deposits totaled $189.5 million at June 30, 2010, down from $201.1 million at December 31, 2009, while average time deposits rose slightly to $194.3 million for the first six months of 2009 from $191.9 million for the similar 2009 period. The reduction in the June 30, 2010 balance was due to the deleveraging program and could decline further for the same reason.
Short-term borrowings
Short-term borrowings at June 30, 2010 totaled $600,000 compared to $100,000 at December 31, 2009, while the related average balances were $119,000 for the first six months of 2010 compared to $891,000 for the first six months of 2009. The end-of-period increase was due to a higher balance of retail repurchase agreements while the decline in the average balance resulted from lower U.S. Treasury tax and loan account balances.
Long-term debt
Long-term debt was unchanged from $47 million at December 31, 2009, while the related average balance was $47.7 million for the first six months of 2010 compared to $32.7 million for the same period in 2009. The increase resulted from Federal Home Loan Bank advance transactions.
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

Typically, the primary source of capital growth is through retention of earnings, reduced by dividend payments. In February and May, 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently, and no dividend payments were made during the second quarter of 2010.
Set forth below are consolidated and bank-only capital ratios.

	Consolidated		Bank Only
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009

Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets	10.86%	10.45%	10.84%	10.62%
Minimum to be considered well-capitalized	6.00	6.00	6.00	6.00
Total capital to risk-adjusted assets	13.79	13.32	13.71	13.44
Minimum to be considered well-capitalized	10.00	10.00	10.00	10.00
Leverage ratio	7.27	6.96	7.25	7.08
Minimum to be considered well-capitalized	5.00	5.00	5.00	5.00
Total stockholders’ equity to total assets	7.16	6.65	8.02	7.63
All the regulatory ratios at June 30, 2010 were higher than the ratios at December 31, 2009 because of the reduction in assets. Both CNBC and CNB were considered well-capitalized for regulatory purposes at June 30, 2010 and December 31, 2009.
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
While both the Corporation and the Bank were well-capitalized under the Prompt Corrective Action Requirements at June 30, 2010, additional losses from higher loan loss provisions or investment impairment charges could be incurred reducing capital levels, although management believes that capital levels are sufficient to absorb additional losses and still remain well-capitalized. Additionally, management may improve capital ratios, if necessary, by reducing its municipal deposit levels or seeking additional capital from external sources.
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
The Agreement may significantly affect the operations of both the Bank and the parent holding company, particularly in the event that the Bank fails to comply with the provisions of the Agreement, which may also result in more severe enforcement actions and other restrictions. The Bank is currently not in compliance with certain provisions of the Agreement; however, management has taken steps to remedy these noncompliance matters. Management has communicated to the OCC plans regarding compliance with the regulatory capital thresholds in the regulatory agreement. The OCC is currently evaluating those plans. Although the Bank’s leverage ratio is less than 8%, management expects to achieve an 8% leverage ratio by December 31, 2010 by recognizing gains on planned sales of investment securities along with continued deleveraging.

Finally, the Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of June 30, 2010 and December 31, 2009, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, the Corporation’s outstanding trust preferred securities will continue to count as Tier I capital but the Corporation will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.
Results of Operations
The Corporation recorded net income of $822,000 for the 2010 second quarter compared to a net loss of $821,000 for the 2009 second quarter and net income of $118,000 for the 2010 first half compared to a net loss of $323,000 for the first half of 2009. The second quarter earnings improvement was due to the recognition in 2010 of a $1 million award received from the U.S. Treasury compared to $51,000 of award income recorded in the comparable 2009 period, along with $1.1 million of OTTI charges recorded in the second quarter of 2009 compared to none in the similar 2010 period, offset in part by substantially higher loan loss provisions and higher management consulting fees, credit costs and FDIC insurance expense, all of which are expected to remain higher than in previous years for the remainder of 2010. Also contributing to the improved earnings was a $528,000 gain on the sale of securities in the second quarter of 2010 compared to $10,000 in the second quarter of 2009. First half 2010 results were improved for the same reasons.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income declined to $7.2 million for the 2010 first half compared to $7.5 million in the first half of 2009, while the related net interest margin rose 20 basis points, to 3.16% from 2.96%. The lower net interest income resulted from the Corporation’s strategic decision to become more asset-sensitive by shortening investment maturities and increasing Federal funds levels. While this decision has resulted in opportunity costs, the Corporation believes that it is well positioned to benefit from an anticipated increase in interest rates. Also contributing to the lower income level was an increase in nonaccrual loans, resulting in foregone interest income. Additionally, reinvesting investment principal and interest payments in short-term earning assets in a low interest rate environment along with variable-rate loans repricing at lower rates at reset dates also had a negative impact. The increase in net interest margin resulted primarily due to the large temporary municipal account balance on which the spread was minimal compressing the net interest margin in the first half of 2009.
Interest income decreased 3.4% in the first half of 2010 compared to the first half of 2009 due primarily to a decline in earning assets from $509 million to $452.9 million and income lost on nonaccrual loans.
Interest income from Federal funds sold declined due to a decrease in the average balance resulting from the withdrawal of the temporary municipal account balance in the second quarter of 2009. The low yield resulted from the Federal Reserve Bank’s Federal Open Market Committee’s decision to leave the Federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities was lower in the first half of 2010 due to a lower average rate, which declined from 4.87% to 4.40%, as well as a lower average balance. Tax-exempt investment income declined for the same reasons, as both portfolios were subject to early redemptions.
Interest income on loans declined due to a lower average rate earned, which declined from 5.73% to 5.54%, along with a decrease in loan volume, as originations declined and the portfolio was further reduced by charge-offs and sales.
Interest expense declined 21.5% in the first half of 2010, as the average rate paid to fund interest-earning assets decreased to 1.73% from 2.65%. This decline was due to the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on certificates of deposit, which declined from $3.1 million to $2.5 million.

Provision for loan losses
The provision rose in the second quarter of 2010 rose to $1 million from $436,000 for the similar quarter in 2009, and increased to $2.4 million in the first half of 2010 from $937,000 in the comparable 2009 period. Both increases occurred due to higher charge-offs as well as increased levels of nonperforming loans.
Other operating income
Other operating income, excluding the results of investment securities transactions, rose to $1.6 million in the second quarter of 2010 compared to $808,000 in the similar 2009 period, while such income increased to $2.3 million for the first half of 2010 compared to $1.7 million in similar the year-earlier period. Both increases resulted primarily from the aforementioned $1 million award recorded in the second quarter, offset in part by a significant decline in earnings from an unconsolidated leasing company in which the Bank owns a minority interest.
Securities transactions
In June 2010, the Bank sold $13.9 million of investment securities, resulting in a net gain of $528,000. $13.8 million consisted of municipal securities, which resulted in a gain of $605,000. Two CDOs were also sold at an aggregate loss of $77,000. Such transactions were nominal during the first half of 2009.
Other operating expenses
Other operating expenses of $3.7 million were unchanged in the second quarter of 2010 from the second quarter of 2009 although there were significant changes in several expense categories. Salary expense declined due primarily to the elimination of bonus accruals in the first quarter of 2010. Service contract costs were lower as contracts were renegotiated or vendors changed. Management consulting fees dropped due to the reversal in the second quarter of 2010 of accruals for Sarbanes-Oxley requirements that are no longer necessary for companies with market capitalizations of less than $75 million, such as CNBC. FDIC insurance expense declined due to the payment in the second quarter of 2009 of a $255,000 special assessment required to recapitalize the insurance fund. Merchant card expenses were lower as such costs, which were previously absorbed by the Bank, are now passed on to the customer. Finally, foreclosure expense declined due to less of such activity during the 2010 second quarter.
These reductions were largely offset by increases in health insurance costs and rent expense, as the Bank relocated a branch to a larger facility and made a one-time $115,000 settlement to avoid opening another branch that had become less desirable. Also rising significantly during the quarter were audit and legal fees, and credit costs, including legal, appraisal and OREO-related expenses and management consulting fees resulting from the necessity to comply with the terms of the regulatory agreement along with the outsourcing of the internal audit function.
First-half 2010 other operating expenses rose to $7.2 million from $6.8 million in the 2009 first half for the same reasons as the quarterly increases along with sharply higher health insurance costs, offset in part by the elimination of bonuses. Both the supplemental executive retirement plan and the directors’ retirement plan were terminated effective June 30, 2010.
Income tax expense
The changes in income tax expense as a percentage of pretax income compared to 2009 resulted primarily to tax strategies implemented during the 2010 second quarter, such as the sale of CDOs that had been previously written down to a nominal value based on discounted cash flow analysis, in order to trigger losses deductible for tax purposes and disposing of tax-exempt securities where the tax benefits have been negatively impacted by operating losses.
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

A significant part of the Bank’s deposit growth is from municipal deposits, which comprised $119 million, or 31.2% of total deposits at June 30, 2010, compared to $140.2 million, or 36.9% of total deposits at December 31, 2009. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $64.7 million of investment securities were pledged as collateral for these deposits.
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
There were no significant sources or uses of cash during the first quarter of 2010 from operating activities. Net cash used in investing activities was primarily for investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The most significant use of funds was for the maturity of a FHLB advance while there no significant sources of cash provided by financing activities.
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
The most recently prepared model indicates that net interest income would increase 3.87% from base case scenario if interest rates rise 200 basis points and decline 12.03% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 10.76% if rates rose 200 basis points and decline 13.27% if rates declined 200 basis points.
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
Item 1a. Risk Factors
In February and May, 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”). The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Additionally, the Corporation intends to defer third-quarter 2010 payments on the aforementioned instruments and cannot presently determine when such payments will resume.
Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.
On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
The new law provides that the Office of Thrift Supervision will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.
Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
There have been no other material changes in the risk factors since December 31, 2009.
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2009 Annual Report to Stockholders.
Item 6. Exhibits
(a) Exhibits
Exhibits
(10.1)	Employment Agreement, dated as of May 18, 2010, by and among City National Bancshares Corporation, City National Bank of New Jersey and Louis E Prezeau (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated May 18, 2010 and filed May 21, 2010).

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

August 16, 2010	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)