Form 10-Q
period 2010-09-30
CITY NATIONAL BANCSHARES CORP
filed 2011-01-12
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-11535
CITY NATIONAL BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-2434751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Broad Street,	07102
Newark, New Jersey (Address of principal executive offices)	(Zip Code)
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

Large filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 11, 2011 was approximately $3,614,535.
There were 131,290 shares of common stock outstanding at January 11, 2011.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share data	2010	2009
Assets

Cash and due from banks	$7,948	$6,808
Federal funds sold	43,000	5,500
Interest bearing deposits with banks	549	609
Investment securities available for sale	133,586	122,006
Investment securities held to maturity (Market value of $0 at Septmeber 30, 2010 and $41,782 at December 31,2009 )	—	40,395
Loans held for sale	—	190
Loans	252,704	276,242
Less: Allowance for loan losses	9,254	8,650

Net loans	243,450	267,592

Premises and equipment	3,067	2,949
Accrued interest receivable	2,069	2,546
Bank-owned life insurance	5,682	5,537
Other real estate owned	1,753	2,352
Other assets	7,118	9,855

Total assets	$448,222	$466,339

Liabilities and Stockholders’ Equity
Deposits:
Demand	$30,478	$29,304
Savings	153,865	149,853
Time	180,494	201,119

Total deposits	364,837	380,276
Accrued expenses and other liabilities	6,429	5,950
Short-term portion of long-term debt	5,000	5,000
Short-term borrowings	870	100
Long-term debt	42,000	44,000

Total liabilities	419,136	435,326

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2010 and 2009	200	200
Series C , issued and outstanding 108 shares in 2010 and 2009	27	27
Series D , issued and outstanding 3,280 shares in 2010 and 2009	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2010 and 2009	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2010 and 2009	6,790	6,790
Preferred stock, no par value, perpetual cumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares in 2010 and 2009	9,867	9,499
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2010 and 2009
131,290 shares outstanding in 2010 and 2009	1,345	1,345
Surplus	1,115	1,115
Retained earnings	4,868	8,462
Accumulated other comprehensive loss	1,832	533
Treasury stock, at cost - 3,240 common shares in 2010 and 2009, respectively	(228)	(228)

Total stockholders’ equity	29,086	31,013

Total liabilities and stockholders’ equity	$448,222	$466,339

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Dollars in thousands, except per share data	2010	2009	2010	2009
Interest income
Interest and fees on loans	$3,426	$4,234	$10,905	$12,098
Interest on Federal funds sold and securities purchased under agreements to resell	11	5	32	48
Interest on deposits with banks	8	38	22	43
Interest and dividends on investment securities:
Taxable	1,286	1,605	4,044	5,133
Tax-exempt	133	311	656	968

Total interest income	4,864	6,193	15,659	18,290

Interest expense
Interest on deposits	1,406	1,941	4,447	5,971
Interest on short-term borrowings	—	1	—	3
Interest on long-term debt	433	449	1,285	1,378

Total interest expense	1,839	2,391	5,732	7,352

Net interest income	3,025	3,802	9,927	10,938
Provision for loan losses	2,825	1,674	5,216	2,611

Net interest income after provision for loan losses	200	2,128	4,711	8,327

Other operating income
Service charges on deposit accounts	303	380	1,005	1,110
ATM fees	89	111	279	365
Award income	25	21	1,075	46
Other income	160	247	552	924
Net gains on sales of investment securities	137	2	666	12
Other than temporary impairment losses on securities	—	(1,256)	—	(3,571)

Portion of loss recognized in other comprehensive income, before tax	—	149	—	1,277

Net impairment losses on securities recognized in earnings	—	(1,107)	—	(2,294)

Total other operating income	714	(346)	3,577	163

Other operating expenses
Salaries and other employee benefits	1,503	1,644	4,646	4,869
Occupancy expense	503	341	1,340	993
Equipment expense	131	201	431	541
Audit fees	82	64	339	182
Legal fees	47	44	246	153
Marketing expense	60	82	225	256
Management consulting fees	378	214	732	392
FDIC insurance expense	219	244	687	831
Data processing expense	83	74	260	218
Amortization of core deposit intangible	491	46	566	148
Other expenses	687	546	1,900	1,667

Total other operating expenses	4,184	3,500	11,372	10,250

Loss before income tax expense	(3,270)	(1,718)	(3,084)	(1,760)
Income tax expense	74	(1,209)	142	(928)

Net loss	$(3,344)	$(509)	$(3,226)	$(832)

Net loss per common share
Basic	$(26.43)	$(6.36)	$(27.37)	$(13.08)
Diluted	(26.43)	(6.36)	(27.37)	(13.08)

Basic average common shares outstanding	131,290	131,290	131,290	131,303
Diluted average common shares outstanding	131,290	131,290	131,290	131,303

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
Dollars in thousands	2010	2009
Operating activities
Net loss	$(3,226)	$(832)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	309	325
Provision for loan losses	5,216	2,611
Premium amortization on investment securities	124	5
Amortization of intangible assets	566	148
Net impairment losses on securities	—	2,294
Net gains on securities transactions	(666)	(12)
Net gains on sales of loans held for sale	(6)	(5)
Net gains (losses) on sales of other real estate owned	(17)	42
Writedowns of OREO peoperties	60	—
Loans originated for sale	—	(122)
Proceeds from sales and principal payments from loans held for sale	196	273
Decrease in accrued interest receivable	477	220
Deferred taxes	845	912
Net increase in bank-owned life insurance	(145)	(144)
Decrease (increase) in other assets	496	(3,241)
Increase in accrued expenses and other liabilities	479	771

Net cash provided by operating activities	4,708	3,245

Investing activities
Decrease (increase) in loans, net	18,926	(14,681)
Decrease in interest bearing deposits with banks	60	124
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	35,126	22,234
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	1,247	10,084
Proceeds from sales of investment securities available for sale	18,498	692
Purchases of investment securities available for sale	(23,385)	(14,155)
Purchases of investment securities held to maturity	—	(1,462)
Proceeds from sale of other real estate owned	556	—
Purchases of premises and equipment	(427)	(94)

Net cash used in investing activities	50,601	2,742

Financing activities
Decrease in deposits	(15,439)	(12,361)
Increase (decrease) in short-term borrowings	770	(1,850)
Decrease in long-term debt	(2,000)	(2,500)
Issuance of preferred stock	—	9,439
Purchases of treasury stock	—	(3)
Dividends paid on preferred stock	—	(825)
Dividends paid on common stock	—	(263)

Net cash used by financing activities	(16,669)	(8,363)

Net increase (decrease) in cash and cash equivalents	38,640	(2,376)

Cash and cash equivalents at beginning of period	12,308	25,813

Cash and cash equivalents at end of period	$50,948	$23,437

Cash paid during the year
Interest	$5,416	$9,612
Income taxes	60	1,254

Non-cash transactions
Transfer of investments held to maturity to available for sale	39,144	183
Transfer of loans to other real estate owned	—	939
See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
1. Principles of consolidation
The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the “Corporation or CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and assuming the Corporation and Bank will continue as going concerns. See Note 3. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2009 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Going Concern/Regulatory Compliance
The consolidated financial statements of the Corporation as of and for the three and nine month periods ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
The Bank was subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009 (the “Agreement”). The Agreement required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Agreement; and failed to comply with the higher leverage ratio of 8%, required to be maintained.
Due to the Bank’s condition, the OCC has required that the Board of Directors of the Bank (the “Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. The Bank entered into a Consent Order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Board and the OCC. As a result of the Order, the Bank may not be deemed “well-capitalized.” The description of the Consent Order is only a summary and is qualified in its entirety by the Order which is attached as Exhibit 10.1 hereto.
Specifically, the Order imposes the following requirements on the Bank:
     • within five (5) days of the Order, the Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank’s adherence to the Order.
     • within ninety (90) days of the Order, the Board must develop and submit to the OCC for review a written strategic plan covering at least a three-year period, establishing objectives for the overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives.

     • by March 31, 2011, and thereafter, the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well-capitalized” as otherwise defined in applicable regulations.
     • within ninety (90) days of the Order, the Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital, projections for growth and capital requirements, based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the Bank will maintain an appropriate capital structure to meet the Bank’s future needs, as set forth in the strategic plan; specific plans detailing how the Bank will comply with restrictions or requirements set forth in the Order and with the restrictions against brokered deposits in 12 C.F.R. § 337.6; contingency plans that identify alternative methods to strengthen capital, should the primary source(s) not be available; and a prohibition on the payment of director fees unless the Bank is in compliance with the minimum capital ratios previously identified in the prior paragraph or express written authorization is provided by the OCC.
     • the Bank is restricted on the payment of dividends.
     • the Board must ensure there is competent management in place at all times, including: within 90 days of the Order the Board shall provide to the OCC qualified and capable candidates for the positions of President, Senior Credit Officer, Consumer Compliance Officer and Bank Secrecy Officer; within 90 days of the date of the Order, the Board (with the exception of Bank executive officers) shall prepare a written assessment of the Bank’s executive officers to perform present and anticipated duties; prior to appointment of any individual to an executive position provide notice to the OCC, who shall have the power to veto such appointment; and the Board shall at least annually perform a written performance appraisal for each Bank executive officer.
     • within sixty (60) days of the Order, the Board shall develop and the Bank shall implement, and thereafter ensure compliance with a written credit policy to ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management.
     • within ninety (90) days of the Order the Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing, and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank’s revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller ‘s Handbook on “Rating Credit Risk”; providing for identification, measurement, monitoring, and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank’s lending policies, and laws, rules, and regulations pertaining to the Bank’s lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.
     • within sixty (60) days of the Order, the Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.
     • the Bank must implement and maintain an effective, independent, and on-going loan review program to review, at least quarterly, the Bank’s loan and lease portfolios, to assure the timely identification and categorization of problem credits.
     • the Bank is required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Board at least quarterly.
     • within sixty (60) days of the Order, the Board shall adopt and the Bank (subject to Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank’s interest in those assets criticized in the most recent Report of Examination (“ROE”) by the OCC, in any subsequent ROE, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” “substandard,” or “special mention.”

     • within one hundred twenty (120) days of the Order, the Board must revise and maintain a comprehensive liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs, which program includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk.
     • within ninety (90) days of the Order, the Board shall identify and propose for appointment a minimum of two (2) new independent directors that have a background in banking, credit, accounting, or financial reporting, and such appointment will be subject to veto power of the OCC.
     • within ninety (90) days of the Order, the Board shall adopt, implement, and thereafter ensure adherence to a written consumer compliance program designed to ensure that the Bank is operating in compliance with all applicable consumer protection laws, rules, and regulations.
     • within ninety (90) days of the Order, the Board shall develop, implement, and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated thereunder and regulations of the Office of Foreign Assets Control (“OFAC”), 31 C.F.R. Chapter V, as amended (collective referred to as the “Bank Secrecy Act” or “BSA”) and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA
     • within ninety (90) days, of the Order, the Board shall: develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank’s operations; determine the Bank’s level of compliance with all applicable laws, rules, and regulations; assess and report the effectiveness of policies, procedures, controls, and management oversight relating to accounting and financial reporting; evaluate the Bank’s adherence to established policies and procedures, with particular emphasis directed to the Bank’s adherence to its loan, consumer compliance, and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives
     • within ninety (90) days of the Order, the Board must develop and implement a comprehensive compliance audit function to include an independent review of all products and services offered by the Bank, including without limitation, a risk-based audit program to test for compliance with consumer protection laws, rules, and regulations that includes an adequate level of transaction testing; procedures to ensure that exceptions noted in the audit reports are corrected and responded to by the appropriate Bank personnel; and periodic reporting of the results of the consumer compliance audit to the Board or a committee thereof
     • the Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule, or regulation cited in any ROE, or brought to the Board’s or Bank’s attention in writing by management, regulators, auditors, loan review, or other compliance efforts
The Order permits the OCC to extend the time periods under the Order upon written request. Any material failure to comply with the Order could result in further enforcement actions by the OCC. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve and maintain the minimum capital levels, the Order specifically states that the OCC may require the Corporation to sell, merge or liquidate the Bank.
As a result of the Consent Order, we may not accept, renew or roll over any brokered deposit. This affects our ability to obtain funding. In addition we may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited.
On December 14, 2010, the Corporation entered into a written agreement with the Federal Reserve Bank of New York (“FRBNY”). The following is only a summary of the agreement and is qualified in its entirety by the copy of the agreement attached hereto as Exhibit 10.2. Pursuant to the agreement, the Corporation’s board of directors is to take appropriate steps to utilize fully the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Formal Agreement (now superseded) and any other supervisory action taken by the OCC, such as the Order.
In the agreement, the Corporation agreed that it would not declare or pay any dividends without prior written approval of the FRBNY and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Banking Director”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the Bank without the FRBNY’s prior written approval. The agreement also provides that neither the Corporation nor its nonbank subsidiary will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBNY and the Banking Director
The agreement further provides that neither the Corporation shall incur, increase or guarantee any debt without FRBNY approval. In addition, the Corporation must obtain the prior approval of the FRBNY for the repurchase or redemption of its shares of stock.
The agreement further provides that in appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior position, the Corporation must notify the Board of Governors of the Federal Reserve System and such board or the FRBNY or the OCC, may veto such appointment or change.
The agreement further provides that the Corporation is restricted in making certain severance and indemnification payments.
The Corporation recorded a net loss of $3.3 million for the 2010 third quarter compared to a net loss of $509,000 for the 2009 third quarter and a net loss of $3.2 million for the first nine months of 2010, primarily due to significant increases in the provision for loan losses for both the three and nine months ended September 30, 2010. The decrease in real estate values and instability in the market, as well as other macroeconomic factors, such as unemployment, have contributed to this decrease in credit quality and increased provisioning. The Corporation expects to record significantly reduced earnings during the remainder of 2010 due to expected higher costs for consultants retained to achieve compliance with the provisions of the Agreement. Also contributing to the lower earnings are expected higher FDIC insurance expense and increased credit costs associated with loan collection and carrying other real estate owned (“OREO”), along with lower net interest income.
Continued asset quality deterioration and operating losses could create significant stress on sources of liquidity, including limiting access to funding sources and requiring higher discounts on collateral used for borrowings. In addition, municipal deposit levels, which constitute a significant part of the Bank’s deposit base, may fluctuate significantly depending on the cash requirements of the municipalities. The Bank has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include the Federal Reserve Bank discount window, Federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. In certain instances, however, these lines may be reduced or not available in the event of a significant decline in the Bank’s credit quality or capital levels. As of December 22, 2010, as a result of the Consent Order, we no longer have access to accept, renew or roll over brokered deposits, which may affect our liquidity. There can be no assurance that the Corporation and the Bank will have sufficient access to other sources of liquidity to meet operational needs.
Management is currently in the process of developing a plan, with the assistance of consultants, to address the compliance matters raised by the OCC and the ability of the Bank to maintain future financial viability. Specifically, management has undertaken several steps to reduce the losses and the deterioration in credit quality including the closing of unprofitable branches, the elimination of executive and director retirement plans, the retention of consultants to manage the Corporation’s loan workout, collection and administrative remediation efforts and assessing alternative sources of financing. Additionally, management is reducing the concentration in real estate loans and has suspended dividend payments. There can be no assurance that these plans can be successful in addressing the risks and uncertainties noted above.
The deteriorating financial results and the restrictive requirements of the Consent Order with the OCC discussed above raise substantial doubt about the Corporation’s and the Bank’s ability to continue as a going concern.

4. Net loss per common share
The following table presents the computation of net loss per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2010	2009	2010	2009

Net loss	$(3,344)	$(509)	$(3,226)	$(832)
Dividends on preferred stock	127	326	368	885

Net loss applicable to basic common shares	(3,471)	(835)	(3,594)	(1,717)
Dividends applicable to convertible preferred stock	—	—	—	147

Net loss applicable to diluted common shares	$(3,471)	$(835)	$(3,594)	$(1,570)

Number of average common shares
Basic	131,290	131,290	131,290	131,303

Diluted	131,290	131,290	131,290	131,303

Net loss per common share
Basic	$(26.43)	$(6.36)	$(27.37)	$(13.08)
Diluted	(26.43)	(6.36)	(27.37)	(13.08)
Basic loss per common share is calculated by dividing net loss plus dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net loss and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For all periods shown for 2010 and 2009, the assumption of the conversion would have been antidilutive.
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
In the first three quarters of 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
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
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time. Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to declare any dividend. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at September 30, 2010. In addition, pursuant to the December 14, 2010 agreement with the Federal Reserve Bank of New York, neither the Corporation nor the Bank may pay any dividends without the approval of the Federal Reserve Bank of New York and the Director of the Division of Banking Supervision and Regulation of the Board of Governors; and the Consent Order with the OCC further restricts the payment of dividends without the consent of the OCC.

5. Comprehensive (loss) income
Total comprehensive (loss) income includes net loss and other comprehensive (loss) income which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive (loss) income for the three months ended September 30, 2010 and 2009 was $(3,737,000) and $1,451,000, respectively and for the nine months ended September 30, 2010 and 2009 was $(1,927,000) and $534,000, respectively. The difference between the Corporation’s net loss and total comprehensive (loss) income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
6. Reclassifications
Certain reclassifications have been made to the 2009 consolidated financial statements in order to conform to the 2010 presentation.
7. Recent accounting pronouncements
ASC 810, “Consolidation”, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement was effective January 1, 2010, and did not have a significant effect on the Corporation’s consolidated financial statements.
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
In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors”. The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
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
8. Investment securities available for sale
The amortized cost and fair values of investment securities available for sale were as follows:

		Gross	Gross
September 30, 2010	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$15,957	$464	$36	$16,385
Obligations of U.S. government sponsored entities	20,078	245	56	20,267
Obligations of state and political subdivisions	11,302	489	12	11,779
Mortgage-backed securities	67,494	3,538	20	71,012
Other debt securities	11,705	438	1,983	10,160
Equity securities:
Marketable securities	740	—	13	727
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,141	—	—	3,141

Total	$130,532	$5,174	$2,120	$133,586

		Gross	Gross
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$12,518	$231	$49	$12,700
Obligations of U.S. government sponsored entities	17,289	222	187	17,324
Obligations of state and political subdivisions	546	7	—	553
Mortgage-backed securities	74,417	2,797	76	77,138
Other debt securities	12,269	266	2,267	10,268
Equity securities:
Marketable securities	713	—	18	695
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,213	—	—	3,213

Total	$121,080	$3,523	$2,597	$122,006

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

September 30, 2010	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Obligations of U.S. government sponsored entities	$147	$150
Mortgage-backed securities	60	60
Other debt securities	975	1,000
Due after one year but within five years:
Obligations of state and political subdivisions	3,509	3,685
Obligations of U.S. government sponsored entities	2,100	2,141
Mortgage-backed securities	712	751
Other debt securities	1,499	1,364
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	5,323	5,516
Obligations of state and political subdivisions	4,162	4,387
Obligations of U.S. government sponsored entities	3,299	3,376
Mortgage-backed securities	1,276	1,324
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	10,634	10,869
Obligations of state and political subdivisions	3,631	3,707
Obligations of U.S. government sponsored entities	14,532	14,600
Mortgage-backed securities	65,446	68,877
Other debt securities	9,231	7,796

Total debt securities	126,536	129,603
Equity securities	3,996	3,983

Total	$130,532	$133,586

Investment securities available for sale which have had continuous unrealized losses as of September 30, 2010 and December 31, 2009 are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
September 30, 2010		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$945	$13	$167	$—	$1,112	$13
Obligations of U.S. government sponsored entities	4,598	67	2,142	12	6,740	79
Obligations of state and political subdivisions	606	13	—	—	606	13
Mortgage-backed securities	1,997	18	15	1	2,012	19
Other debt securities	—	—	4,905	1,983	4,905	1,983
Marketable equity securities	—	—	713	13	713	13

Total	$8,146	$111	$7,942	$2,009	$16,088	$2,120

	Less than 12 Months		12 Months or More		Total
December 31, 2009		Gross Unrealized		Gross Unrealized		Gross Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,050	$14	$2,598	$35	$4,648	$49
Obligations of U.S. Government sponsored entities	2,822	143	2,323	44	5,145	187
Mortgaged-backed securities	4,947	73	248	3	5,195	76
Other debt securities	43	1	4,352	2,266	4,395	2,267
Equity securities	—	—	713	18	713	18

Total	$9,862	$231	$10,234	$2,366	$20,096	$2,597

The following table presents a rollforward of the credit loss component of other-than-temporarily impaired (“OTTI”) investment losses on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).

For the Nine Months
Ended September
In thousands	30, 2010

Balance, December 31, 2009	$2,489
Add: Initial credit impairments	—
Additional credit impairments	—
Less: Sale of investment securities	(2,489)

Balance, September 30, 2010	$—

In April 2009, FASB amended the impairment model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an other-than-temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Corporation adopted the new guidance effective April 1, 2009. The Corporation recorded a $1 million pre-tax transition adjustment for the non-credit portion of OTTI on securities held at April 1, 2009 that were previously considered other than temporarily impaired.
During the third quarter and first nine months of 2009, $1.1 million and $2.2 million, respectively, in OTTI charges were recorded on two collateralized debt securities (“CDOs”), while there were no such charges recorded in the first nine months of 2010. This OTTI was related to credit losses incurred on the aforementioned investments and was determined through discounted cash flow analysis of expected cash flows from the underlying collateral. Third-party consultants were used to obtain valuations for certain CDOs, including the determination of both the credit and market components. One consultant analyzes the default prospects of the CDO’s underlying collateral and performs discounted cash flow analyses, while the other projects default prospects based generally on historical default rates. Both used discount rates based on what return an investor would require on a risk-adjusted basis based on current economic conditions. Both CDOs were sold in the second quarter of 2010 at an aggregate loss of $77,000.
The Corporation also owns a CDO with a carrying value of $996,000 and a fair market value of $460,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable. Based on valuations received from third-party consultants, management believes that these carrying values will eventually be recovered and that no impairment exists and there has been no indication of deterioration in the underlying collateral during 2010.
Additionally, the Corporation owns a portfolio of seven single-issue trust preferred securities with a carrying value of $6.3 million and a related unrealized loss of $785,000 compared to an unrealized loss of $1.1 million at the end of 2009. None of these securities are considered impaired as they are all fully performing. Finally, the Corporation also owns two corporate securities with a combined carrying value of $1.9 million and a fair market value of $1.5 million that are rated below investment grade. Neither of these securities is considered impaired as they are also fully performing.

The Corporation concluded that these available for sale securities were only temporarily impaired at September 30, 2010. In concluding that the impairments were only temporary, the Corporation considered several factors in its analysis. The Corporation noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized under regulatory guidelines. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Corporation does not have the intent to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities. The Corporation has held the securities continuously since 1999 and expects to receive its full principal at maturity.
Management does not believe that any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment. Management has determined that such losses are temporary and that the carrying value of these securities will be recovered.
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
As of September 30, 2010, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income (“AOCI”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2010.

9. Investment securities held to maturity
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM for the next two years.
The amortized cost and fair values of investment securities held to maturity at December 31, 2009 were as follows:

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

10. Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at September 30, 2010 by level within the fair value hierarchy. The fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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

The following tables present the assets and liabilities that are measured at fair value hierarchy at September 30, 2010 and December 31, 2009, respectively.

September 30, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$133,586	$16,385	$116,741	$460
Loans held for sale	—	—	—	—

Total assets	$133,586	$16,385	$116,741	$460

December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,006	$12,700	$108,804	$502
Loans held for sale	190	—	—	190

Total assets	$122,196	$12,700	$108,804	$692

The fair value of Level 3 investments at September 30, 2010 was $232,000 less than the related fair value of $692,000 at December 31, 2009. The decrease was attributable to the sale of two collateralized debt obligations (“CDOs”) and the sale of loans held for sale.
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
At September 30, 2010, the Corporation had impaired loans with outstanding principal balances of $26.8 million, of which $2.8 million were written down to fair value during the first nine months of 2010. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, as well as costs to sell the underlying collateral.
11. Long-term debt
At September 30, 2010, long-term debt included a $5 million, 5% senior note due in February, 2022. Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.
The Corporation has been in violation of certain covenants of the loan agreement since December 31, 2008. Although the loan becomes immediately payable as a result of these violations, which are considered an event of default, the lender informally indicated that no action would be taken as a result of these violations and defaults were waived in the fourth quarter of 2010 prior to the entry of the Consent Order with the OCC. As a result of the Consent Order, entered into in December 22, 2010 (see Note 3 to Financial Statements) however, the Corporation was once again in default under this loan and is attempting to receive a waiver from the lender. The loan has been reclassified to short-term portion of long-term debt on the accompanying Consolidated Balance Sheets.

12. Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2010 and December 31, 2009.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at September 30, 2010 and December 31, 2009. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at September 30, 2010 and December 31, 2009.

The following table presents the carrying amounts and fair values of financial instruments.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$50,948	$50,948	$12,308	$12,308
Interest-bearing deposits with banks	549	550	609	607
Investment securities AFS	133,586	133,586	122,006	122,006
Investment securities HTM	—	—	40,395	41,782

Loans	252,704	246,103	276,242	270,054
Financial liabilities
Deposits	364,837	359,805	380,276	369,758
Short-term borrowings	870	870	100	100
Long-term debt	47,000	48,683	49,000	49,664

13. Subsequent events
As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that compiles with GAAP. The Corporation has evaluated subsequent events through January 11, 2011, which is the date that the Corporation’s financial statements are being issued.
Based on the evaluation, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program
The Corporation also deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently.
On October 8, 2010, the Bank closed two branches as discussed more fully in the executive summary.
On November 3, 2010, the Corporation entered into a First Amendment to Credit Agreement (the “Amendment”) with The Prudential Insurance Company of America (“Prudential”) amending and modifying that certain Credit Agreement by and between the Corporation and Prudential, dated as of February 21, 2007 (the “Credit Agreement”).
The purpose of the Amendment was to: (a) modify the use of proceeds provisions of the Credit Agreement governing Prudential’s $5,000,000 unsecured term loan to the Corporation so that the Corporation could convert its $5,000,000 subordinated loan to the Bank into equity of the Bank that will be treated by the OCC as “Tier I” regulatory capital; (b) waive certain events of default resulting from the Bank’s entry into the formal agreement, dated June 29, 2009 (since superseded by the Consent Order — see Note 3 to Financial Statement), with the OCC and failure to meet certain other material obligations, including deferral of dividends to its Series F and G Preferred Stock holders and deferral of certain obligations to holders of debentures related to its trust preferred securities; (c) waive any default interest that may have accrued during the pendency of such events of default; and (d) amend and restate the financial covenants of the Credit Agreement. Upon execution of the Consent Order (see Note 3 to Financial Statements) the Corporation was once again in default of the term loan, and is currently attempting to a negotiate a waiver of same, although there can be no assurance that a waiver will be forthcoming.
On November 30, 2010, upon receipt of OCC approval the subordinated loan was converted into equity, thereby increasing the Bank’s Tier 1 leverage capital.
On December 14, 2010 the Corporation entered into an Agreement with the Federal Reserve Bank of New York, described in Note 3 to the Financial Statements.

On December 22, 2010 the Bank entered into a Consent Order with the OCC, which restricted the Bank’s operations and placed numerous restrictions upon the Bank. See Note 3 to Financial Statements.
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
The deleveraging program to improve capital ratios by reducing the asset size of the Corporation continued during the third quarter of 2010 with the announcement of the closing of two branch locations. As a result, along with an increased provision for loan losses, the Corporation recorded net losses of $3.3 million and $3.2 million in the third quarter and first nine months of 2010, respectively, compared to net losses of $509,000 and $832,000, respectively, for the comparable periods in 2009.
The Corporation expects to record significantly reduced earnings during the remainder of 2010 due to expected higher costs for consultants retained to achieve compliance with the provisions of a now superseded Formal Agreement and the Consent Order (see Note 3 to Financial Statements) each entered into with the Comptroller of the Currency discussed below. Also contributing to the lower earnings are expected higher FDIC insurance expense and increased credit costs associated with loan collection and carrying other real estate owned (“OREO”), along with lower net interest income.
Management has undertaken several steps to reduce the losses and the deterioration in credit quality including the closing of unprofitable branches, the elimination of executive and director retirement plans and the retention of consultants to manage the Corporation’s loan workout, collection and administrative remediation efforts. Additionally, management is reducing the concentration in real estate loans and suspended dividend payments.
During the period covered by this Report, the Bank was subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009 (the “Agreement”). The Agreement is based on the results of the examination of the Bank in the fourth quarter of 2008. The Agreement provides, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank needs to improve its capital ratios and seek outside capital, and increased the minimum capital ratios required to be maintained by the Bank based upon the Bank’s particular circumstances.
The Bank was not in compliance with certain provisions of the Agreement and the Bank was not in compliance with the higher leverage ratio, of 8%, required to be maintained by it. On December 22, 2010, the Bank entered into a Consent Order with the OCC which supersedes the Formal Agreement and imposes additional restrictions on the Bank See Note 3 to Financial Statements). On December 14, 2010 the Corporation entered into an Agreement with the Federal Reserve Bank of New York which imposes on it certain obligations and restrictions. See Note 3 to Financial Statements.
Financial Condition

At September 30, 2010, total assets declined to $448.2 million from $466.3 million at the end of 2009, while total deposits fell to $364.8 million from $380.3 million. Average assets also declined during the first nine months of 2010 to $466.9 million, from $517.6 million a year earlier. The reductions resulted from declines in both loans outstanding and investment securities in conjunction with a deleveraging program. Additionally, the 2009 average balance included a short-term municipal deposit of approximately $60 million that was withdrawn in the second quarter of 2009.
Federal funds sold
Federal funds sold totaled $43 million at September 30, 2010 compared to $5.5 million at the end of 2009, while the related average balance fell to $30 million in the first nine months of 2010 from $39.8 million in the similar period of 2009. Both changes resulted from the aforementioned changes in deposit balances.
Investments
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with the deleveraging program to reduce total asset levels in order to improve capital ratios, and improve liquidity by allowing for the disposition of securities, if necessary. The total investment portfolio declined to $133.6 million at September 30, 2010 from $162.4 million at the end of 2009, while the net unrealized gain, net of tax rose to $1.8 million from $533,000 at the end of 2009 due primarily to the transfer because of a pre-tax $1.4 million unrealized gain in the HTM portfolio. The decrease in the portfolio resulted primarily from the sale of $18.7 million of tax-exempt securities for which the Corporation did not expect to benefit from tax-exempt income status. Additionally, the Corporation sold two CDOs at a loss of $77,000. Both CDOs were nonperforming, had incurred previous OTTI charges of $2.5 million and had only remote long-term prospects of recovering the carrying values.
Loans
Loans declined to $252.7 million at September 30, 2010 from $276.2 million at December 31, 2009, while average loans of $265.8 million in the 2010 first nine months was down from $278.3 million for the first nine months of 2009. The decline resulted from paydowns and principal payments, along with the repurchase of $1.8 million in loans at par by a third-party lender that had previously sold us the loans, and charge-offs totaling $4.7 million. The Bank is presently originating very few loans, which are primarily to existing customers. Additionally, the Bank closed its residential lending department and expects to originate few loans, if any, for the foreseeable future.

Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$7,934	$4,500	$8,650	$3,800
Provision for loan losses	2,825	1,674	5,216	2,611
Recoveries of previous charge-offs	3	—	41	15

	10,762	6,174	13,907	6,426
Less: Charge-offs	1,508	174	4,653	426

Balance at end of period	$9,254	$6,000	$9,254	$6,000

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

The allowance represented 3.66% of total loans at September 30, 2010 compared to 3.13% at December 31, 2009, while the allowance represented 28.26% of total nonperforming loans at September 30, 2010 compared to 48.35% at the end of 2009 due to the substantial increase in nonperforming loans. The allowance at September 30, 2010 rose to $9.3 million from $8.7 million at December 31, 2009 due to higher allowance requirements to cover charge-offs and the continued deterioration in the portfolio.

	September 30,	June 30,	December 31,
	2010	2010	2009

Allowance for loan losses as a percentage of:
Total loans	3.66%	3.02%	3.13%
Total nonperforming loans	28.56%	24.58%	48.35%
Year-to-date net charge-offs as a percentage of average loans (annualized)	2.31%	1.15%	1.17%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2010	2010	2009

Loans past due 90 days or more and still accruing
Commercial	$—	$335	$555
Real estate	2,593	3,462	1,012
Installment	1	1	—

Total	2,594	3,798	1,567

Nonaccrual loans
Commercial	2,574	3,047	1,237
Real estate	27,229	25,438	15,080
Installment	—	—	6

Total	29,803	28,485	16,323

Total nonperforming loans	32,397	32,283	17,890
Other real estate owned	1,753	1,813	2,352

Total nonperforming assets	$34,150	$34,096	$20,242

Nonperforming assets leveled off in the third quarter of 2010 due primarily to charge-offs, as well as maturity extensions of loans that were considered nonperforming because of stale financial statements rather than impairment. The commercial real estate portfolio continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country and is expected to recover later as well. The deterioration in credit quality in the overall portfolio since the end of 2009 has occurred primarily in two segments of the loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches. Both categories are considered commercial real estate loans.
Included in the portfolio are loans to churches totaling $70.7 million and loans acquired from the third-party lender totaling $20.9 million. Nonaccrual loans includes $5.9 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy, and $9.9 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be encumbered. Nonaccrual loans to churches located in New York totaled $3.1 million at September 30, 2010.
Impaired loans totaled $26.8 million September 30, 2010 compared to $11.1 million at December 31, 2009. The related allocation of the allowance for loan losses amounted to $1.4 million due to a shortfall in collateral values. Impaired loans totaling $24.3 million had no specific reserves at September 30, 2010 due to the net realizable value of the underlying collateral exceeding the carrying value of the loan. Impaired loan charge-offs totaled $2.8 million in the first nine months of 2010. Included in impaired loans are loans to churches totaling $5.9 million with no required allowance. Additionally, impaired loans includes $9.9 million of loan participations acquired from the third-party lender. Such loans were comprised primarily of construction loans. Troubled debt restructured loans (“TDRs”) totaled $3.2 million, with a related allowance of $160,000 at September 30, 2010 and were comprised of three church loans. One TDR of $1.3 million is accruing interest.
The average balance of impaired loans for the 2010 third quarter was $25.4 million and for the first nine months amounted to $20.7 million, compared to $9.6 million for the third quarter of 2009 and $7.6 million for the first nine months of 2009. All but $1.2 million of the impaired loans are secured by commercial real estate properties.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at September 30, 2010 and December 31, 2009. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit. The Bank expects its municipal deposit account balances to decline substantially in conjunction with its deleveraging program.
As of December 22, 2010, we no longer have access to accept, roll over or renew brokered deposits. This could reduce our ability to attract deposits. Brokered deposits are generally any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of (A) any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions, or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties; and (B) An agent or trustee who establishes a deposit account to facilitate a business arrangement with an insured depository institution to use the proceeds of the account to fund a prearranged loan.
While the collateral maintenance requirements associated with the Bank’s municipal and U.S. Government account relationships might limit the ability to readily dispose of investment securities used as such collateral, management does not foresee any need for such disposal, and in the event of the withdrawal of any of these deposits, these securities are readily marketable.
Changes in all deposit categories discussed below were caused by fluctuations in municipal deposit account balances due to the deleveraging program unless otherwise indicated.
Total deposits declined to $364.8 million at September 30, 2010 from $380.3 million at the end of 2009, while average deposits decreased to $345.2 million for the first nine months of 2010 from $426 million for the first nine months of 2009.
Total noninterest bearing demand deposits of $30.5 million at September 30, 2010 was relatively unchanged from $29.3 million at the end of 2009 as were average demand deposits of $35.6 million for the first nine months of 2010, compared to $34.9 in the first nine months of 2009.
Money market deposit accounts declined to $61.4 million at September 30, 2010 from $73.5 at the end of 2009, while the related average balance fell to $67.9 million for the first nine months of 2010 from $118.5 million in the same period of 2009. This decrease was caused by the runoff in the second quarter of 2009 of the aforementioned temporary municipal deposit account balance.
Interest-bearing demand deposit accounts account balances increased to $69.3 million at September 30, 2010 compared to $51.8 million at the end of 2009, and averaged $61.9 million for the first nine months of 2010 compared to $52.7 million for the first nine months of 2009.
Passbook and statement savings accounts totaled $23.1 million at September 30, 2010, down slightly from December 31, 2009 and averaged $24.5 million for the first nine months of 2010, essentially unchanged from the same period in 2009.

Time deposits totaled $180.5 million at September 30, 2010, down from $201.1 million at December 31, 2009, while average time deposits fell slightly to $191 million for the first nine months of 2009 from $195 million for the similar 2009 period.
Short-term borrowings
Short-term borrowings at September 30, 2010 totaled $870,000 compared to $100,000 at December 31, 2009, while the related average balances were $88,000 for the first nine months of 2010 compared to $771,000 for the first nine months of 2009. The end-of-period increase was due to a higher balance of retail repurchase agreements while the decline in the average balance resulted from lower U.S. Treasury tax and loan account balances.
Long-term debt
Long-term debt was unchanged from $47 million at December 31, 2009, while the related average balance was $47.5 million for the first nine months of 2010 compared to $50.4 million for the same period in 2009. The decrease resulted from Federal Home Loan Bank advance maturities.
Capital
A significant measure of the strength of a financial institution is its shareholders’ equity, which is comprised of three components: (1) core capital (common equity), (2) preferred stock, and (3) accumulated other comprehensive income or loss (“AOCI”). For regulatory purposes, capital is defined differently, as are the ratios used to determine capital adequacy. Regulatory risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank’s asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk. Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.
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
Typically, the primary source of capital growth is through retention of earnings, reduced by dividend payments. In February, May and August, 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
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
Set forth below are consolidated and Bank-only capital ratios.

	Consolidated		Bank Only
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009

Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets	10.32%	10.45%	10.29%	10.62%
Minimum to be considered well-capitalized	6.00	6.00	6.00	6.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	10.00	10.00
Total capital to risk-adjusted assets	13.31	13.32	13.22	13.44
Minimum to be considered well-capitalized	10.00	10.00	10.00	10.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	12.00	12.00
Leverage ratio	7.01	6.96	6.99	7.08
Minimum to be considered well-capitalized	5.00	5.00	5.00	5.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	8.00	8.00

All the regulatory ratios at September 30, 2010 were lower than the ratios at December 31, 2009 because of the year-to-date net loss. Both CNBC and CNB were considered well-capitalized for regulatory purposes according to the guidelines set forth in the above table at September 30, 2010 and December 31, 2009. In December 22, 2010, pursuant to a consent order (See Note 3 to Financial Statements) more restrictive guidelines were placed on the Bank and as a result the Bank may not be considered well-capitalized,
On April 10, 2009, CNBC issued 9,439 shares of senior fixed rate cumulative perpetual preferred stock, Series G, to the U.S. Department of Treasury under the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The shares have an annual 5% cumulative preferred dividend rate for the first five years, payable quarterly, after which the rate increases to 9%. The $9.4 million preferred stock issuance is considered Tier I capital, as is the $9 million of such capital that was downstreamed to the Bank.
While both the Corporation and the Bank were well-capitalized under the above described Prompt Corrective Action Requirements at September 30, 2010, additional losses from higher loan loss provisions or investment impairment charges could be incurred, reducing capital levels, although management believes that capital levels are sufficient to absorb additional losses and still remain well-capitalized. Additionally, management may improve capital ratios, if necessary, by reducing deposit levels or seeking additional capital from external sources. The above described capital requirements are minimum requirements. Higher capital requirements may be required by the regulators if warranted by the particular circumstances or risk profiles of individual institutions. As discussed below, the Comptroller of the Currency imposed higher minimum capital requirements on CNB than those set forth above. As of September 30, 2010, CNB was not in compliance with the higher leverage ratio imposed by the OCC; accordingly, CNB is not considered “well-capitalized” for regulatory purposes despite its being in compliance with the above described minimum capital ratios. In December 2010 under the Consent Order even higher capital requirements than previously required were imposed on the Banks. See Note 3 to Financial Statements.
The Bank was subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009 (the “Agreement”), which was superseded on December 22, 2010 by a Consent Order with the OCC (see Note 3 to Financial Statements). The Agreement was based on the results of the examination of the Bank in the fourth quarter of 2008. The Agreement provided, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank needed to improve its capital ratios and seek outside capital, and increased the minimum capital ratios required to be maintained by the Bank based upon the Bank’s particular circumstances.
The Bank was not in compliance with certain provisions of the Agreement; and the Bank was not in compliance with the higher leverage ratio, of 8%, required to be maintained by it. The Consent Order entered into on December 22, 2010, supersedes the Formal Agreement and places further restrictions on the Bank, including more stringent capital requirements (see Note 3 to Financial Statements).
Finally, the Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of September 30, 2010 and December 31, 2009, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, the Corporation’s outstanding trust preferred securities will continue to count as Tier I capital but the Corporation will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.
Results of Operations
The Corporation recorded a net loss of $3.3 million for the 2010 third quarter compared to a net loss of $509,000 for the 2009 third quarter and a net loss of $3.2 million for the first nine months of 2010 compared to a net loss of $832,000 for the first nine months of 2009. The higher third quarter loss was caused primarily by a $1.2 million increase in the provision for loan losses and $696,000 in charges related to the closing of two branch offices, offset by other-than-temporary impairment charges of $1.3 million recorded in the third quarter of 2009 that did not recur in 2010. Also driving the higher losses were substantially higher management consulting fees, credit costs and FDIC insurance expense, all of which are expected to remain higher than in previous years for the remainder of 2010.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income declined to $9.9 million for the first nine months of 2010 compared to $11.1 million in the first nine months of 2009, while the related net interest margin rose nine basis points, to 3.09% from 3%. The lower net interest income resulted from the Corporation’s strategic decision to reduce the risk to rising interest rates by become more asset-sensitive through shortening investment maturities and increasing Federal funds levels. While this decision has resulted in opportunity costs, the Corporation believes that it is well-positioned to benefit from an anticipated increase in interest rates. Also contributing to the lower income level was an increase in nonaccrual loans, resulting in foregone interest income. Additionally, reinvesting investment principal and interest payments in short-term earning assets in a low interest rate environment along with variable-rate loans repricing at lower rates at reset dates also had a negative impact. The increase in net interest margin resulted primarily due to the large temporary municipal account balance on which the spread was minimal compressing the net interest margin during the first nine months of 2009.
Interest income decreased 14.4% in the first nine months of 2010 compared to the first nine months of 2009 due primarily to a decline in average earning assets from $494.8 million to $443.5 million and income lost on nonaccrual loans.
Interest income from Federal funds sold declined, due to a decrease in the average balance resulting from the withdrawal of the temporary municipal account balance in the second quarter of 2009. The low yield resulted from the Federal Reserve Bank’s Federal Open Market Committee’s decision to leave the Federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities was lower in the first nine months of 2010 due primarily to a lower average balance, which declined from $142.6 million to $124.2 million. Tax-exempt investment income also declined due largely to sales of securities, which reduced the average balance from $32.2 million to $22 million.
Interest income on loans declined due to a lower average rate earned, which declined from 5.80% to 5.47%, along with a decrease in loan volume, as originations declined and the portfolio was further reduced by charge-offs and sales. Lost income on nonaccrual loans was also a driver in the decrease in income.
Interest expense declined 22% in the first nine months of 2010 as the average rate paid to fund interest-earning assets decreased to 1.73% from 1.99%. This decline was due to the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on certificates of deposit, which declined from $4.7 million to $3.6 million.
Provision for loan losses

The provision rose in the third quarter of 2010 to $2.8 million from $1.7 million for the similar quarter in 2009, and increased to $5.2 million in the first nine months of 2010 from $2.6 million in the comparable 2009 period. Both increases occurred due to higher charge-offs as well as rising levels of nonperforming loans.
Other operating income
Other operating income, excluding the results of investment securities transactions, fell to $714,000 in the third quarter of 2010 compared to $761,000 excluding OTTI adjustments in the similar 2009 period, while such income increased to $3.6 million for the first nine months of 2010 compared to $2.5 million excluding OTTI adjustments in the similar year-earlier period. The decline was caused by reductions in virtually all income areas and will be evaluated by management as part of the loss mitigation process. The increase resulted primarily from a $1 million Bank Enterprise Award recorded in the second quarter of 2010. Additionally, both the quarterly and year-to-date comparisons were impacted by significant declines in fees from acting as agent for large companies to participate credit lines to other minority institutions and income from unconsolidated subsidiaries.
Securities transactions
During the third quarter of 2010, $4.5 million of investment securities were sold, resulting in a gain of $137,000, while for the first three quarters of 2010, $19.5 million of securities were sold, resulting in a net gain of $666,000. Included in the 2010 year-to-date totals were the sales of two CDOs, which were sold at an aggregate loss of $77,000. Sales of securities were nominal during the comparable periods of 2009.
Other operating expenses
Other operating expenses rose to $4.2 million in the third quarter of 2010 from $3.5 million in the comparable quarter in 2009 due primarily to $696,000 of charges related to the closing of two branch offices, including the charge-off of $468,000 of core deposit intangible. There were also significant changes in several expense categories. Salary and benefits expense declined due to the elimination of bonus accruals along with the termination of the supplemental executive retirement plan, and a reduction in staff, including the outsourcing of the internal audit function. Service contract costs were lower as contracts were cancelled or vendors changed. Management consulting fees were higher due to the retention of consultants in connection with the regulatory agreement along with the outsourcing of internal audit.
For the nine months ended September 30, 2010, other operating expenses rose to $11.4 million from $10.3 million a year earlier due primarily to the aforementioned branch closing charge and higher management consulting fees. Salaries and benefits expense was lower due to the elimination of bonus accruals along with the termination of the supplemental executive retirement plan, and a reduction in staff, including the outsourcing of the internal audit function. Service contract costs were lower as contracts were cancelled or vendors changed. FDIC insurance expense declined due to the payment in the second quarter of 2009 of a $255,000 special assessment required to recapitalize the insurance fund. Management consulting fees were higher due to the retention of consultants in connection with the regulatory agreement along with the outsourcing of internal audit. Merchant card expenses were lower as such costs, which were previously absorbed by the Bank, are now passed on to the customer. Finally, credit costs, including legal, appraisal and OREO-related expenses, were higher due to greater asset quality concerns in 2010.
Income tax expense
Income tax expense in both the third quarter and first three quarters of 2010 was limited to state tax expense as federal income tax benefits were restricted by valuation allowances, which rose to $6.4 million at September 30, 2010 compared to $4.7 million at the end of 2009. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.
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
Continued asset quality deterioration and operating losses could create significant stress on sources of liquidity, including limiting access to funding sources and requiring higher discounts on collateral used for borrowings. Accordingly, the

Corporation has implemented a contingency funding plan, currently in use, which provides detailed procedures to be instituted in the event of a liquidity crisis.
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank, Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes. As of December 22, 2010 the Bank may no longer accept brokered deposits, which may reduce our source of funds. (See Note 3 to Financial Statements).
A significant part of the Bank’s deposit base is from municipal deposits, which comprised $115.9 million, or 31.8% of total deposits at September 30, 2010, compared to $140.2 million, or 36.9% of total deposits at December 31, 2009. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $54.4 million of investment securities were pledged as collateral for these deposits. As a result of the large size of these individual deposit relationships, these municipalities represent a volatile source of liquidity.
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
There were no significant sources or uses of cash during the first nine months of 2010 from operating activities. Net cash used in investing activities was primarily for investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The most significant use of funds was a reduction in deposits while there no significant sources of cash provided by financing activities.
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
A simulation model is used for asset-liability management purposes, assuming an immediate and parallel 100 basis point shift in interest rates. The most recently prepared model indicates that net interest income would increase 3.50% from base case scenario if interest rates rise 200 basis points and decline 12.73% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 2.77% if rates rose 200 basis points and decline 14.70% if rates declined 200 basis points.

Management believes that the exposure to a 200 basis point, or more, falling rate environment is nominal given the historically low interest rate environment. These results indicate that the Corporation is asset-sensitive, meaning that the interest rate risk is higher if interest rates fall, which management does not expect to occur during 2010 based on the current low interest rate environment.
Item 4
Controls and Procedures
(a) Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined on Rules 13a — 13(e) and 15(d) — 15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation’s periodic reports filed with the SEC. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance. No matter how well designed and operated, a control system can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise require to be set forth in the Corporation’s periodic reports.
(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Agreement with the OCC, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 7, 2009. The Consent Order with the OCC entered into on December 22, 2010 (see Note 3 to Financial Statements) further provided that we must review our internal controls.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
The Bank was subject to a formal written agreement with the OCC that required it to take specific remediation actions, among other things, and as of December 22, 2010 is subject to a Consent Order with the OCC which places further restrictions upon us.
The Bank was subject to a Formal Agreement with the Comptroller of the Currency (the “OCC”), entered into on June 29, 2009 (the “Agreement”). The Agreement was based on the results of the examination of the Bank in the fourth quarter of 2008. The Agreement provided, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in its loan administration. The OCC also indicated that the Bank needed to improve its capital ratios and seek outside capital, and increased the minimum capital ratios required to be maintained by the Bank based upon the Bank’s particular circumstances.
The Bank was not in compliance with certain provisions of the Agreement; and the Bank was not in compliance with the higher leverage ratio of 8% required to be maintained.
In December 22, 2010, the Bank entered into a Consent Order with the OCC, which mandated among other things that the Bank take steps with respect to the following: increasing capital levels, replacing or augmenting senior management; improving the Bank’s financial condition, including its profitability and liquidity; improving asset quality; and operational improvements. Our failure to comply with the Consent Order or the agreement with the Federal Reserve Bank of New York of December 14, 2010 could result in additional regulatory action including the Corporation’s being required to sell, merge or liquidate the Bank See Note 3 to Financial Statements.
The Corporation’s financial results and the Bank’s failure to comply with the Formal Agreement, the Consent Order with the OCC and the Agreement with the Federal Reserve Bank of New York raise substantial doubt about the Corporation’s and the Bank’s ability to continue as going concerns.

The Corporation recorded a net loss of $3.3 million for the 2010 third quarter compared to a net loss of $509,000 for the 2009 third quarter and a net loss of $3.2 million for the first nine months of 2010. These deteriorating financial results and the failure of the Bank’s to comply with the Formal Agreement with the OCC, and the entry into the Consent Order (see Note 3 to Financial Statements) and the entry into of the agreement with the Federal Reserve Bank of New York of December 14, 2010 raise substantial doubt about the Corporation’s and the Bank’s ability to continue as going concerns. Our failure to comply with the Consent Order or the agreement with the Federal Reserve Bank of New York of December 14, 2010 could result in additional regulatory action including the Corporation’s being required to sell, merge or liquidate the Bank See Note 3 to Financial Statements.
The Corporation has deferred payment of dividends on its Series G Preferred Stock and certain debentures and may not pay dividends on its common or other preferred stock until such Series G dividends and interest on debentures are paid and may not pay any dividends unless allowed by regulators.
In February, May and August, 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”). The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. The Corporation’s and Bank’s agreement with regulators, prohibit the payment of any dividends by the Bank or the Corporation without regulatory consent. See Note 3 to Financial Statements. The Corporation intends to defer fourth-quarter 2010 payments on the aforementioned instruments and cannot presently determine when such payments will resume.
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
Item 3. Defaults Upon Senior Securities.
(b) In the third quarter of 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend in the amount of $117,987 on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. As of the last day of the third quarter an aggregate of $353,962 in its Series G dividends had been deferred. In addition, during the third quarter of 2010, the Corporation deferred its regularly scheduled quarterly interest payment of $34,029 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”), as permitted by the terms of such debentures. As of the last day of the third quarter of 2010, a total of $96,317 in interest under such debentures were deferred.
In addition, dividends on all other series of the Corporation’s preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G Preferred is outstanding, without the consent of the holder of the Series G Preferred

Series	Amount Deferred in Third Quarter	Total Deferred to Date

A	$—	$12,000
C	—	2,160
D	—	3,300
E	—	147,000
F	149,318	447,956

Item 6. Exhibits

(10.1)	Consent Order dated December 22, 2010 between the Bank and the OCC (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on December 29, 2010).

(10.2)	Agreement dated December 14, 2010 between the Corporation and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on December 29, 2010).

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
CITY NATIONAL BANCSHARES CORPORATION (Registrant)

January 11, 2011	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

(10.1)	Consent Order dated December 22, 2010 between the Bank and the OCC (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on December 29, 2010).

(10.2)	Agreement dated December 14, 2010 between the Corporation and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on December 29, 2010).

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).