Form 10-K
period 2010-12-31
CITY NATIONAL BANCSHARES CORP
filed 2011-05-27
CIK 714980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11535

City National Bancshares Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2434751
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
900 Broad Street Newark, New Jersey 07102

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(973) 624-0865

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

(Title of class)
Common stock, par value $10 per share

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes             ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes             ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes             ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes    ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒      Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes             ☒No
The aggregate market value of voting stock held by nonaffiliates of the Registrant as of May 27, 2011 was approximately $3,005,000.
There were 131,326 shares of common stock outstanding at May 27, 2011.

CITY NATIONAL BANCSHARES CORPORATION
FORM 10-K

II

Part I
Item 1.   Business
Description of business
City National Bancshares Corporation (the “Corporation” or “CNBC”) is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2009, CNBC had consolidated total assets of $387.2 million, total deposits of $338.6 million and stockholders’ equity of $22.9 million.
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
The words “we,” “our” and “us” refer to City National Bancshares Corporation and its wholly owned subsidiaries, unless we indicate otherwise.
The Bank owns a 35.4% interest in a leasing company, along with two other minority banks and has small investments in a Haitian financial organization that provides microloan financing to individuals in rural Haiti for business purposes and a mutual fund which invests in targeted projects throughout the country that are eligible for Community Reinvestment Act (“CRA”) credit.
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
The Bank has been, and intends to continue to be, an urban community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its eight-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, along with one in Paterson, New Jersey. As a result of the acquisitions of two branches from a thrift organization, the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island. The Bank opened de novo branches in Hempstead, Long Island in 2002 and Manhattan, New York in 2003. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches and has extensive deposit relationships with municipalities in the communities where the Bank does business.
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
Employees
At December 31, 2010, the Bank employed 89 full-time equivalent employees compared to 103 employees a year earlier due to the closing of two branches in 2010. Management considers relations with its employees to be excellent.
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
Bank holding company regulations
CNBC is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and as such, is supervised by the Board of Governors of the Federal Reserve System (the “FRB”).
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
On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”)into law. The Modernization Act will allow bank holding companies meeting management, capital and Community Reinvestment Act (“CRA”) standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. If a bank holding company elects to become a financial holding company, it may file a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals. It also allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the OCC is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at December 31, 2010 since the aforementioned net profit was a loss of $16.4 million, of which $8.8 million represents a valuation allowance against deferred tax assets at December 31, 2010.
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
Consent Order
The Bank was subject to a Formal Agreement with the OCC entered into on June 29, 2009 (the “Formal Agreement”). The Formal Agreement required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement and failed to comply with the higher leverage ratio of 8% required to be maintained. Due to the Bank’s condition, the OCC has required that the Board of Directors of the Bank (the “Bank Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. The Bank entered into a Consent Order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Bank Board and the OCC. As a result of the Order, the Bank may not be deemed “well-capitalized.” The description of the Consent Order is only a summary and is qualified in its entirety by the Order which is attached as Exhibit 10(w) hereto.
Specifically, the Order imposes the following requirements on the Bank:
          within five (5) days of the Order, the Bank Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank’s adherence to the Order.
          within ninety (90) days of the Order, the Bank Board must develop and submit to the OCC for review a written strategic plan covering at least a three-year period, establishing objectives for the overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives.
          by March 31, 2011, and thereafter the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well-capitalized” as otherwise defined in applicable regulations.
          within ninety (90) days of the Order, the Bank Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital, projections for growth and capital requirements, based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the Bank will maintain an appropriate capital structure to meet the Bank’s future needs, as set forth in the strategic plan; specific plans detailing how the Bank will comply with restrictions or requirements set forth in the Order and with the restrictions against brokered deposits in 12 C.F.R. § 337.6; contingency plans that identify alternative methods to strengthen capital, should the primary source(s) not be available; and a prohibition on the payment of director fees unless the Bank is in compliance with the minimum capital ratios previously identified in the prior paragraph or express written authorization is provided by the OCC.
          the Bank is restricted on the payment of dividends.
          to ensure the Bank has competent management in place at all times, including: within 90 days of the Order the Bank Board shall provide to the OCC qualified and capable candidates for the positions of President, Senior Credit Officer, Consumer Compliance Officer and Bank Secrecy Officer; within 90 days of the date of the Order, the Bank Board (with the exception of Bank executive officers) shall prepare a written assessment of the Bank’s executive officers to perform present and anticipated duties; prior to appointment of any individual to an executive position provide notice to the OCC, who shall have the power to veto such appointment; and the Bank Board shall at least annually perform a written performance appraisal for each Bank executive officer.
          within sixty (60) days of the Order, the Bank Board shall develop and the Bank shall implement, and thereafter ensure compliance with, a written credit policy to ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management.
          within ninety (90) days of the Order the Bank Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing, and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank’s revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller’s Handbook on “Rating Credit Risk”; providing for identification, measurement, monitoring, and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank’s lending policies, and laws, rules, and regulations pertaining to the Bank’s lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.
          within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.
          the Bank must implement and maintain an effective, independent, and on-going loan review program to review, at least quarterly, the Bank’s loan and lease portfolios, to assure the timely identification and categorization of problem credits.
          the Bank is also required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Bank Board at least quarterly.
          within sixty (60) days of the Order, the Bank Board shall adopt and the Bank (subject to Bank Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank’s interest in those assets criticized in the most recent Report of Examination (“ROE”) by the OCC, in any subsequent ROE, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” “substandard,” or “special mention.”
          within one hundred twenty (120) days of the Order, the Bank Board must revise and maintain a comprehensive liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs, which program includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk.
          within ninety (90) days of the Order, the Bank Board shall identify and propose for appointment a minimum of two (2) new independent directors that have a background in banking, credit, accounting, or financial reporting, and such appointment will be subject to veto power of the OCC.
          within ninety (90) days of the Order, the Bank Board shall adopt, implement, and thereafter ensure adherence to a written consumer compliance program designed to ensure that the Bank is operating in compliance with all applicable consumer protection laws, rules, and regulations.
          within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated thereunder and regulations of the Office of Foreign Assets Control (“OFAC”), 31 C.F.R. Chapter V, as amended (collective referred to as the “Bank Secrecy Act” or “BSA”) and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA.
          within ninety (90) days, of the Order, the Bank Board shall: develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank’s operations; determine the Bank’s level of compliance with all applicable laws, rules, and regulations; assess and report the effectiveness of policies, procedures, controls, and management oversight relating to accounting and financial reporting; evaluate the Bank’s adherence to established policies and procedures, with particular emphasis directed to the Bank’s adherence to its loan, consumer compliance, and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.
          within ninety (90) days of the Order, the Bank Board must develop and implement a comprehensive compliance audit function to include an independent review of all products and services offered by the Bank, including without limitation, a risk-based audit program to test for compliance with consumer protection laws, rules, and regulations that includes an adequate level of transaction testing; procedures to ensure that exceptions noted in the audit reports are corrected and responded to by the appropriate Bank personnel; and periodic reporting of the results of the consumer compliance audit to the Bank Board or a committee thereof.
          the Bank Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule, or regulation cited in any ROE, or brought to the Bank Board’s or Bank’s attention in writing by management, regulators, auditors, loan review, or other compliance efforts.
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
As of March 31, 2011, the Bank believes it has timely complied with the requirements of the Consent Order as of such date with the exception of the capital ratio requirement.
Agreement with Federal Reserve Bank of New York

On December 14, 2010, the Corporation entered into a written agreement (the “FRNBY Agreement”) with the Federal Reserve Bank of New York (“FRBNY”). The following is only a summary of the agreement and is qualified in its entirety by the copy of the agreement attached hereto as Exhibit 10(x) hereto. Pursuant to the agreement, the Corporation’s board of directors is to take appropriate steps to utilize fully the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Formal Agreement (now superseded) and any other supervisory action taken by the OCC, such as the Order.
In the agreement, the Corporation agreed that it would not declare or pay any dividends without prior written approval of the FRBNY and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Banking Director”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the Bank without the FRBNY’s prior written approval. The agreement also provides that neither the Corporation nor its nonbank subsidiary will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBNY and the Banking Director.
The agreement further provides that the Corporation shall not incur, increase or guarantee any debt without FRBNY approval. In addition, the Corporation must obtain the prior approval of the FRBNY for the repurchase or redemption of its shares of stock.
The agreement further provides that in appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior position, the Corporation must notify the Board of Governors of the Federal Reserve System and such board or the FRBNY or the OCC, who may veto such appointment or change.
The agreement further provides that the Corporation is restricted in making certain severance and indemnification payments.
The failure of the Corporation to comply with the FRNBY Agreement could have severe adverse consequences on the Bank and the Corporation.
Community reinvestment
Under the CRA, as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. CNB received a “Satisfactory” CRA rating in its most recent examination.
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
The FDIC’s Transaction Account Guarantee Program (“TAG”), one of two components of the Temporary Liquidity Guarantee Program (“TLG Program”), provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts regardless of dollar amount. CNB has elected to participate in this program.
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
On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank prepaid approximately $3.4 million, of which $2.3 million was recorded as a prepaid asset, in assessments as of December 31, 2010. The payment applicable to 2011 through 2012 will be charged to expense with quarterly amortization charges based on deposit levels.
Basel III
In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).
Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%). The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% Total capital to risk-weighted assets.
The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.
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
In addition to the aforementioned information contained in this Annual Report on Form 10-K, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained herein constitutes forward looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause actual results to differ materially from those expressed in any forward looking statements presented herein.
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
Concentration of deposit accounts
A substantial part of the Bank’s deposit customers are comprised of municipalities. Balances in these accounts may change significantly on a day-to-day basis and must generally be collateralized or otherwise secured. Additionally, these relationships may change rapidly based on factors other than the cost of or quality of services provided by the Bank to the municipalities, such as changes in elected officials or reductions in municipal budgets.
Negative impact of a prolonged economic downturn
The economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates low through its targeted federal funds rate and the purchase of mortgage- backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged economic downturn or the return of negative developments in the financial services industry could negatively impact the Corporation’s operations by causing an increase in the provision for loan losses and a deterioration of the loan portfolio. Such a downturn may also adversely affect the ability to originate or sell loans. The occurrence of any of these events could have an adverse impact on the financial performance of the Corporation.
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
The Bank’s loan portfolio is largely secured by real estate collateral. A substantial portion of the property securing the loans is located in New Jersey and the New York City metropolitan area. Conditions in the real estate markets in which the collateral for the Bank’s loans are located strongly influence the level of the Bank’s non-performing loans and results of operations. A continued decline in the New Jersey and New York City metropolitan area real estate markets has adversely affected collateral values of the Bank’s loan portfolio.
Allowance for loan losses may be insufficient
An allowance for loan losses is maintained based on, among other things, national and regional economic conditions, historical loss experience, and assumptions regarding delinquency trends and future loss expectations. If the assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio. Bank regulators review the classification of the loans in their examinations and may require the Bank in the future to change the classification on certain loans, which may require us to increase the provision for loan losses or loan charge-offs. Management could also decide that the allowance for loan losses should be increased. If actual net charge-offs were to exceed the allowance for loan losses, earnings would be negatively impacted by additional provisions for loan losses. Any increase in the allowance for loan losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on the results of operations or financial condition.
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
Higher FDIC deposit insurance premiums and assessments may adversely affect the Corporation’s financial condition or results of operations
FDIC insurance premiums increased substantially in 2010 and 2009 compared to previous years and may increase significantly higher due in part to the Consent Order. Numerous bank closings during both years significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule during the first quarter of 2009, which raised regular deposit insurance premiums. In May 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. Notwithstanding this prepayment, the FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments. Additional FDIC insurance assessments may be required, which could have an adverse effect on the Corporation’s results of operations.
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
Because the Bank is operating under a Consent Order issued by the OCC, liquidity may become impaired due to restrictions in asset growth and dividend payments. As a result, management has developed a contingency funding plan which describes alternate sources of liquidity in the event the Bank experiences unexpected large funding reductions. At December 31, 2010, management believes that the Corporation has sufficient liquidity based on the detailed liquidity analysis performed as of that date.
The cash dividend on the Corporation’s common or preferred stock may be reduced or eliminated. There was no cash dividend payout per common share for the year ended December 31, 2010 due to operating losses. While our earnings may improve in the future, other factors, including those resulting from the economic recession, and the Consent Order may negatively impact future earnings and the Corporation’s ability to pay dividends.
Stockholders are only entitled to receive such cash dividends as the Board of Directors may declare out of funds legally available for such payments. Also, as a bank holding company, the ability to declare and pay dividends is dependent on federal regulatory considerations including the guidelines of OCC and the FRB regarding capital adequacy and dividends. Finally, CNB is prohibited from paying dividends without OCC approval.
Since February, 2010, CNBC has deferred payment on all its preferred stock issues, including the Series G cumulative perpetual preferred stock issued to the U.S. Treasury Department, as well as the quarterly interest payment related to its outstanding trust preferred securities. The Corporation is currently unable to determine when these payments may be resumed.
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
The Bank is subject to a Consent Order and the Corporation is subject to the FRBNY Agreement
As noted in Item 1, under Business-Consent Order and Business-FRBNY Agreement, the Bank is subject to a Consent Order which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition and the Corporation is subject to the FRBNY Agreement. As of March 31, 2011, the Bank believes it has timely complied with the requirements of the Consent Order as of such date with the exception of the capital ratio requirement. We believe we are in compliance with the FRBNY Agreement. If our regulators believe we failed to comply with the Consent Order or the FRBNY Agreement they could take additional regulatory action including forcing the Corporation’s Board to sell, merge or liquidate the Bank.
The deteriorating financial results and the restrictive requirements of the Consent Order with the OCC discussed above raise substantial doubt about the Corporation’s and the Bank’s ability to continue as a going concern.
Item 2.   Properties
The corporate headquarters and main office as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey on property owned by CNB. The Bank has three other branch locations in New Jersey and four in the state of New York. Three of the locations are in leased space while the others are owned by the Bank.
The New Jersey branch offices are located in Newark, which is owned, and in Paterson, which is leased. The New York branches are located in Roosevelt, Long Island, and one in Harlem, New York, which are leased and Brooklyn, New York, which is owned.
In addition to its branch network, the Bank currently maintains six ATM’s at remote sites in New Jersey and New York State.
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
Item 4.   Submission of matters to a vote of security holders
During the fourth quarter of 2010 there were no matters submitted to stockholders for a vote.
Part II
Item 5.   Market for the registrant’s common equity and related stockholders matters
The Corporation’s common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers’ Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2010.
At May 27, 2011, the Corporation had 1,202 common stockholders of record.
On May 1, 2009 the Corporation paid a cash dividend of $3.60 per share to common stockholders of record on April 22, 2008. No dividends have been paid to common shareholders in 2010, Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
In February, 2011, CNBC deferred payment on all its preferred stock issues, including the Series G cumulative perpetual preferred stock issued to the U.S. Treasury Department, as well as the quarterly interest payment related to its outstanding trust preferred securities. The Corporation is currently unable to determine when these payments may be resumed and does not expect to pay a common stock dividend in 2010.
Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Edward R. Wright, Senior Vice President and Chief Financial Officer, 900 Broad Street, Newark, New Jersey, 07102.
Transfer Agent

Registrar and Transfer Company	Cranford, NJ 07016
10 Commerce Drive

Item 6.   Selected Financial Data
The following selected financial data should be read in conjunction with the Corporation’s consolidated financial statements and the accompanying notes thereto.
Five-Year Summary

Dollars in thousands, except per share data	2010	2009	2008	2007	2006

Year-end Balance Sheet data
Total assets	$387,267	$466,339	$494,539	$449,748	$395,217
Gross loans	244,955	276,242	271,906	232,824	199,284
Allowance for loan losses	10,626	8,650	3,800	3,000	2,400
Investment securities	105,420	162,401	178,061	157,556	169,598
Total deposits	338,551	380,276	407,117	394,856	342,416
Short-term portion of long-term debt	-	5,000	5,000	-	-
Long-term debt	19,200	44,000	46,600	19,800	19,606
Stockholders’ equity	22,896	31,013	28,092	28,872	27,762

Income Statement data
Interest income	20,234	24,174	25,902	25,978	21,649
Interest expense	7,407	9,495	11,309	14,233	10,848

Net interest income	12,827	14,679	14,593	11,745	10,801
Provision for loan losses	9,487	8,105	1,586	772	279

Net interest income after provision for loan losses	3,340	6,574	13,007	10,973	10,522
Other operating income	5,617	3,124	279	2,694	2,724
Net impairment losses on securities	-	(2,333)	(2,688)	-	-
Other operating expenses	16,055	13,381	12,278	11,428	10,035

(Loss) income before income tax expense	(7,097)	(6,016)	1,008	2,239	3,211
Income tax (benefit) expense	360	1,806	(50)	372	743

Net (loss) income	$(7,457)	$(7,822)	$1,058	$1,867	$2,468

Per common share data

Net (loss) income per basic share	$ (60.54)	$ (68.36)	$1.87	$8.28	$13.04
Net (loss) income per diluted share	(60.54)	(68.36)	1.87	8.09	12.54
Book value	19.96	85.50	130.10	141.04	129.88
Dividends declared	-	2.00	3.60	3.50	3.25

Basic average number of common shares outstanding	131,290	131,300	131,688	132,306	133,246
Diluted average number of common shares outstanding	131,290	131,300	131,688	148,623	143,924
Number of common shares outstanding at year-end	131,290	131,290	131,330	131,987	132,926

Financial ratios
Return on average assets	(1.63)%	(1.53)%	.23%	.44%	.65%
Return on average common equity	(69.84)%	(36.55)	1.38	6.35	10.90
Stockholders’ equity as a percentage of total assets	5.91	6.65	5.68	6.42	6.96
Common dividend payout ratio	-	-	-	42.22	25.92

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this analysis is to provide information relevant to understanding and assessing the results of operations for each of the past three years and financial condition for each of the past two years for City National Bancshares and its subsidiaries.
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
The allowance for loan losses consists of three elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans, (3) reserves for non-classified loans and (4) unallocated reserves. Other than the specific reserves, the calculation of the allowance takes into consideration numerous risk factors both internal and external to the Corporation, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, migration to loss analysis and the amount and velocity of loan charge-offs, among other factors.
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
Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When the Bank acquires other real estate owned, it obtains a current appraisal to substantiate the net carrying value of the asset. The asset is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Holding costs and declines in estimated fair value result in charges to expense after acquisition.
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
City National Bank of New Jersey is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. As a member of the Federal Home Loan Bank of New York (“FHLB-NY”) City National Bank is required to acquire and hold shares of capital stock in the FHLB-NY in an amount determined by a “membership” investment component and an “activity-based” investment component. As of December 31, 2010, City National Bank was in compliance with its ownership requirement and held $1 million of FHLB-NY common stock. In performing the quarterly evaluation of the investment in FHLB-NY stock, management reviews the most recent financial statements of the FHLB of New York and determines whether there have been any adverse changes to its capital position as compared to the previous period. In addition, management reviews the FHLB-NY’s most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period. Finally, management obtains the credit rating of FHLB from an accredited credit rating industry to ensure that no downgrades have occurred. At December 31, 2010, it was determined by management that the Bank’s investment in FHLB stock was not impaired.
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
Executive summary
2010 continued to be an extremely challenging year as the Corporation recorded another substantial loss due to continuing asset quality deterioration. Related credit quality costs rose as well, along with costs associated with complying with the terms of the Consent Order. We also expect to record a significant loss in 2011, although asset quality is expected to improve in the second half of the year. However, loan charge-offs may rise as credits that are currently nonperforming move through the remediation and collection process, which should top out in mid-2011, since almost all new lending was stopped in 2010. Additionally, earnings will continue to be negatively impacted by the remediation costs associated with complying with the Order.
We took several steps to mitigate our losses, most significantly the closing of two unprofitable branches and the discontinuance of our supplemental executive and directors’ retirement plans.
In 2010, we received $1.6 million of awards from the CDFI Fund. The awards were based on the Bank’s lending efforts in qualifying lower income communities and $600,000 is being recorded as yield enhancement on the related loans. The remaining $1 million was recorded as award income due to the sale of the related loan.
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

Cash and due from banks
Cash and due from banks rose from $6.8 million at the end of 2009 to $7.2 million at the end of 2010, while average cash and due from banks was $8.1 million in both 2010 and 2009.
Federal funds sold
Federal funds sold increased from $5.5 million at the end of 2009 to $13.5 million at December 31, 2010, while the related average balance declined from $34.6 million in 2009 to $29.5 million in 2010. The higher year-end balance was due to a higher liquidity position while the decrease in the average balance resulted primarily from the investment of the proceeds from a large temporary municipal market account balance that during the first half of 2009.
Interest-bearing deposits with banks
Interest-bearing deposits with banks increased from $609,000 at December 31, 2009 to $3.3 million a year later, while the related average balances were $1.5 million in both 2010 and 2009. The deposits represent the Bank’s participation in the CDFI deposit program. Under this program, the Bank is eligible for awards based on deposits made in other CDFI’s. $42,000 was recorded as interest income from interest-bearing deposits with banks in 2009, representing a yield enhancement on the CDFI deposits, while $24,000 of such income was recorded in 2010.
Investments
The available for sale (“AFS”) portfolio decreased to $105.4 million at December 31, 2010 from $122 million a year earlier due primarily to two large sales. In the second quarter of 2010, $13.8 million of tax-exempt securities were sold and reinvested primarily into mortgage-backed securities (“MBS”) and U.S. government agencies as the Corporation did not expect to benefit from tax-exempt income status. Additionally, during the 2010 fourth quarter, $46.1 million of securities were sold with a concurrent payoff of $26.5 of Federal Home Loan Bank advances, with the balance of the proceeds reinvested into MBS and U.S. government agencies.
The related pre-tax unrealized loss was $173,000 at the end of 2010 compared to an unrealized gain of $926,000 at the end of 2009 primarily due to the securities sales, which resulted in net gains of $2.1 million.
Included in the AFS portfolio are two collateralized debt obligations (“CDOs”) that are comprised of pools of trust preferred securities issued primarily by banks that have a book value of $1 million and a market value of $548,000. The unrealized loss of $488,000 is included in Other Comprehensive Income (“OCI”). $499,000 of this loss pertains to one CDO which continues to be fully performing and has substantial excess collateral coverage in the tranche we own. The market value of this security has been negatively impacted by illiquidity in the overall CDO market, as well as losses sustained in the underlying collateral. No impairment losses have been recorded on either of the CDOs.
Additionally, the available for sale portfolio includes three corporate debt securities with a carrying value of $2.9 million that have an unrealized loss of $289,000, down from $438,000 at the end of 2009. Both investments continue to perform and remain investment grade.
Finally, the Bank owns six single-issue trust preferred securities issued by individual financial institutions with a carrying value of $4.4 million and an unrealized loss of $1 million, compared to an unrealized loss of $1.2 million a year earlier. No impairment losses have been incurred on these securities, which are current as to the payment of interest and mostly investment grade. All except one of the banks owning the issuers of these securities were well-capitalized at December 31, 2010.
Management does not believe that any individual unrealized losses as of December 31, 2010 represent an other-than-temporary impairment. Additionally, the Corporation does not have the intent to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities.
All acquisitions during 2010 consisted of MBS and securities issued by government sponsored entities (“GSE’s”). Both types of securities are used for municipal deposit collateral purposes.
The Bank transferred its entire held to maturity (“HTM”) portfolio to AFS in March 2010. This transfer was made in conjunction with the deleveraging program to reduce total asset levels in order to improve capital ratios, and improve liquidity by allowing for the disposition of securities, if necessary. In December, 2010, we sold securities with a book value of $46.1 million, recognizing a gain of $1.4 million and concurrently paid off $26.5 million in Federal Home Loan Bank advances, incurring a prepayment penalty of $694,000. We also reinvested $28 million into new securities, resulting in a reduction in total assets of approximately $26.5 million.
Information pertaining to the amortized costs and average weighted yields of investments in debt securities at December 31, 2010 is presented below. Maturities of mortgaged-backed securities are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

Investment Securities Available for Sale			Maturing After One		Maturing After Five
	Maturing Within		Year But Within		Years But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years		Total	Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities and obligations of U.S. government agencies	$-	-%	$71	1.85%	$93	1.77%	$3,225	3.81%	$3,389	3.71%
Obligations of U.S. govern- ment sponsored entities	118	7.47	1,069	3.83	5,831	3.65	8,429	2.74	15,447	3.51
Obligations of state and political and subdivisions	-	-	1,879	5.55	3,986	5.65	3,739	7.09	9,604	6.19
Mortgage-backed securities	49	3.60	627	4.29	502	4.02	64,859	4.24	66,037	4.23
Other debt securities	-	-	1,000	4.00	-	-	7,358	2.78	8,358	2.93

Total amortized cost	$167	6.33%	$4,646	4.59%	$10,412	4.42%	$87,610	4.08%	$102,835	4.14%

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2010. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.
The average yield on the AFS portfolio declined to 4.14% at December 31, 2010 from 4.59% at December 31, 2009, The reduced yield was due to the lower yields earned on newly acquired investments placed in the portfolio during 2010 along with the sale of securities during the year that had relatively high yields. The weighted average life of the AFS portfolio was 6.58 years at the end of 2010 compared to 5.09 years a year earlier due to the purchase of longer-term securities to replace the securities that were sold.

The following table sets forth the amortized cost and market values of the Corporation’s portfolio for the three years ended December 31:

	2010		2009		2008
Investment Securities Available for Sale	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$ 3,389	$ 3,429	$ 12,518	$ 12,700	$ 4,009	$ 3,957
Obligations of U.S. government sponsored entities	15,447	15,280	17,289	17,324	19,157	19,012
Obligations of state and political subdivisions	9,604	9,513	546	553	548	552
Mortgage-backed securities	66,037	67,905	74,417	77,138	88,356	90,630
Other debt securities	8,358	6,556	12,269	10,268	11,645	7,798
Equity securities:
Marketable securities	748	727	713	695	678	638
Nonmarketable securities	115	115	115	115	115	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,895	1,895	3,213	3,213	2,889	2,889

Total	$105,593	$105,420	$121,080	$122,006	$127,397	$125,591

	2010		2009		2008
Investment Securities Held to Maturity	Amortized	Market	Amortized	Market	Amortized	Market
In thousands	Cost	Value	Value	Value	Cost	Value

U.S. Treasury securities and obligations of U.S. government agencies	$ -	$ -	$ 1,585	$ 1,647	$ -	$ -
Obligations of U.S. government sponsored entities	-	-	2,459	2,405	8,500	8,520
Mortgage-backed securities	-	-	7,877	8,186	12,089	12,358
Obligations of state and political subdivisions	-	-	27,979	29,042	31,629	32,222
Other debt securities	-	-	495	502	1,496	1,437

Total	$ -	$ -	$ 40,395	$ 41,782	$ 53,714	$54,537

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
The following table presents the components of net interest income on tax-equivalent basis.

Consolidated Average Balance Sheet with Related Interest and Rates

	2010			2009			2008

	Average		Average	Average		Average	Average		Average
Tax equivalent basis; dollars in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$29,493	$42	.14%	$34,625	$54	.16%	$10,647	$217	2.04%
Interest-bearing deposits with banks[1]	1,539	29	1.88	1,494	50	3.33	1,008	24	2.41
Investment securities[2]:
Taxable	122,985	5,269	4.28	139,984	6,668	4.76	145,963	7,404	5.07
Tax-exempt	18,824	1,130	6.01	31,457	1,903	6.05	32,123	1,955	6.08

Total investment securities	141,809	6,399	4.51	171,441	8,571	5.00	178,086	9,359	5.25

Loans [3,4,6]
Commercial	49,180	2,607	5.30	53,198	3,094	5.82	44,929	2,832	6.28
Real estate	211,123	11,457	5.42	223,992	12,960	5.79	206,289	14,026	6.80
Installment	1,425	84	5.90	1,463	92	6.29	1,434	109	7.57

Total loans	261,728	14,148	5.41	278,653	16,146	5.79	252,652	16,967	6.71

Total interest earning assets	434,569	20,618	4.74	486,213	24,821	5.10	442,393	26,567	6.00

Noninterest earning assets:
Cash and due from banks	8,129			8,147			8,605
Net unrealized gain (loss) on investment securities available for sale	2,864			(1,681)			(2,850)
Allowance for loan losses	(8,607)			(4,717)			(3,231)
Other assets	20,628			21,700			16,708

Total noninterest earning assets	23,014			23,449			19,232

Total assets	$457,584			$509,662			$461,625

Liabilities and stockholders’ equity
Interest bearing liabilities:
Demand deposits	$60,546	$286	.47	$53,321	$393	.74	$46,320	$456	.99
Money market deposits	65,639	584	.89	107,336	1,092	1.02	98,804	2,107	2.13
Savings deposits	24,166	124	.51	24,859	128	.52	26,608	138	.52
Time deposits	187,450	4,721	2.52	197,211	6,057	3.07	177,503	7,005	3.95

Total interest bearing deposits	337,801	5,715	1.69	382,727	7,670	2.00	349,235	9,706	2.78
Short-term borrowings	89	1	.52	606	3	.50	2,751	59	2.17
Long-term debt	46,901	1,691	3.61	50,074	1,822	3.64	38,299	1,544	4.03

Total interest bearing liabilities	384,791	7,407	1.93	433,407	9,495	2.19	390,285	11,309	2.90

Noninterest bearing liabilities:
Demand deposits	35,033			34,509			38,149
Other liabilities	6,382			6,898			5,082

Total noninterest bearing liabilities	41,415			41,407			43,231

Stockholders’ equity	31,378			34,848			28,109

Total liabilities and stockholders’ equity	$457,584			$509,662			$461,625

Net interest income (tax equivalent basis)		13,211	2.81		15,326	2.91		15,258	3.10
Tax equivalent basis adjustment [5]		(384)			(647)			(665)

Net interest income[7]		$12,827			$14,679			$14,593

Average rate paid to fund interest earning Assets			1.70			1.95			2.56

Net interest income as a percentage of interest earning assets (tax equivalent basis)			3.04%			3.15%			3.44%

1	Includes $24,000 in 2010, $42,000 in 2009 and $- in 2008, representing income received under the U.S. Treasury Department’s Bank Enterprise Award certificate of deposit program.

2	Includes investment securities available for sale and held to maturity.

3	Includes nonperforming loans.

4	Includes loan fees of $ $213,000 $421,000 and $413,000 in 2010, 2009 and 2008 respectively.

5	The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2010, 2009 and 2008.

6	Includes $321,000 in 2010, $387,000 in 2009 and $421,000 in 2008 representing income received under the U.S. Treasury Department’s Bank Enterprise Award loan program.

7	The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by eight basis points in 2010 and nine basis points in 2009 and 2008, respectively.
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

	2010 Net Interest Income Increase					2009 Net Interest Income Increase
	(Decrease) from 2009 due to:					(Decrease) from 2008 due to:

In thousands	Volume		Rate		Total	Volume	Rate		Total

Interest income
Loans:
Commercial	$	(233)	$	(254)	$(487)	$519	$	(257)	$262
Real estate		(745)		(758)	(1,503)	1,204		(2,270)	(1,066)
Installment		(2)		(6)	(8)	(1)		(16)	(17)

Total loans		(980)		(1,018)	(1,998)	1,722		(2,543)	(821)
Taxable investment securities		(809)		(590)	(1,399)	(303)		(433)	(736)
Tax-exempt investment securities		(764)		(9)	(773)	(40)		(12)	(52)
Federal funds sold and securities purchased under agreements to resell		(8)		(4)	(12)	489		(652)	(163)
Interest-bearing deposits with banks		2		(23)	(21)	12		14	26

Total interest income		(2,559)		(1,644)	(4,203)	1,880		(3,626)	(1,746)

Interest expense
Demand deposits		(53)		160	107	(69)		132	63
Savings deposits		4		-	4	9		1	10
Money market deposits		425		83	508	(182)		1,197	1,015
Time deposits		300		1,036	1,336	(778)		1,726	948
Short-term borrowings		2		-	2	46		10	56
Long-term debt		115		16	131	(475)		197	(278)

Total interest expense		793		1,295	2,088	(1,449)		3,263	1,814

Net interest income		$(1,766)		$(349)	$(2,115)	$431	$	(363)	$68

Loans
Loans declined to $245 million at December 31, 2010 from $276.2 million at December 31, 2009, while average loans in 2010 decreased to $261.7 million from $278.7 in 2009. The decline resulted primarily from paydowns and principal payments, along with charge-offs totaling $7.5 million. The Bank is presently originating very few loans, which are primarily to existing customers. Additionally, the Bank closed its residential lending department and expects to originate few loans, if any, for the foreseeable future.
At December 31, 2010, the Bank had concentrations of loans to churches and loan participations with a third-party commercial real estate lender in New York City, both of which are experiencing credit quality problems and represent significant components of the Bank’s nonperforming loans. Loans to churches totaled $62.8 million at December 31, 2010, representing 25.6% of total loans outstanding, all of which were secured by real estate, compared to $72.1 million and 26.1% at December 31, 2009. Participations with the third-party lender totaled $17.6 million, of which $13.1 million were construction loans. Both types of loans are secured by commercial real estate, the appraised values of which have suffered large declines during the current economic downturn. Accordingly, both types of loans currently have generally higher loan-to-value ratios than when they were originated, which has been factored into the methodology for determining the allowance for loan losses.
There were no loans held for sale at December 31, 2010 compared to $190,000 at December 31, nor where any such loans originated during 2010 compared to $31,000 in 2009 due to the economic downturn. Sales of these loans, along with the related gains also declined. These loans represent long-term fixed rate residential mortgages that the Corporation does not retain in the portfolio to mitigate its interest rate risk to rising interest rates.
Residential mortgage loans, including home equity loans, represent an insignificant part of the Bank’s lending portfolio. Consumer loans, including automobile loans, also comprise a relatively small part of the portfolio. Most of the Bank’s lending efforts are in Northern New Jersey, New York City and Nassau County.
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
Maturities and interest sensitivities of loans
Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2010 is presented below.

		Due from
		One Year
	Due in One	Through	Due After
In thousands	Year or Less	Five Years	Five Years	Total

Commercial	$8,399	$18,703	$11,053	$38,155
Real estate:
Construction	27,195	508	-	27,703
Mortgage	14,190	22,874	141,315	178,379
Installment	382	272	64	718

Total	$50,166	$42,357	$152,432	$244,955

Loans at fixed interest rates	$ 8,463	$30,623	$24,364	$63,450
Loans at variable interest rates	41,703	11,734	128,068	181,505

Total	$50,166	$42,357	$152,432	$244,955

The Bank currently has $50.2 million in loans scheduled to mature in 2011, which includes $35.9 million in loans that are on nonaccrual status at December 31, 2010. For performing loans, updated financial information is requested from the borrower, as well as updated appraisals when the value of the underlying real estate, if any, is questionable..

The following table reflects the composition of the loan portfolio for the five years ended December 31:

In thousands	2010	2009	2008	2007	2006

Commercial	$38,225	$53,820	$44,366	$44,504	$32,572
Real estate	206,072	221,601	226,546	187,447	165,828
Installment	718	926	1,153	1,061	1,176

Total loans	245,015	276,347	272,065	233,012	199,576
Less: Unearned income	60	105	159	188	292

Loans	$244,955	$276,242	$271,906	$232,824	$199,284

Summary of loan loss experience
Changes in the allowance for loan losses are summarized below.

Dollars in thousands	2010	2009	2008	2007	2006

Balance, January 1	$8,650	$3,800	$3,000	$2,400	$2,165

Charge-offs:
Commercial loans	2,676	1,703	651	118	108
Real estate loans	4,836	1,537	118	22	2
Installment loans	48	30	23	66	39

Total	7,560	3,270	792	206	149

Recoveries:
Commercial loans	46	-	5	2	87
Real estate loans	-	15	-	2	-
Installment loans	3	-	1	30	18

Total	49	15	6	34	105

Net (charge-offs) recoveries	(7,511)	(3,255)	(786)	(172)	(44)
Provision for loan losses charged to operations	9,487	8,105	1,586	772	279

Balance, December 31	$10,626	$8,650	$3,800	$3,000	$2,400

Net charge-offs as a percentage of average loans	2.87%	1.17%	.31%	.08%	.03%
Allowance for loan losses as a percentage of loans	4.34	3.13	1.40	1.29	1.20
Allowance for loan losses as a percentage of nonperforming loans	27.77	48.35	44.13	37.67	40.45

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
On a quarterly basis, management performs an evaluation of the methodology in calculating the allowance, resulting in revisions to the loss factors for various types of loans.

The allowance represented 4.34% of total loans at December 31, 2010 compared to 3.13% at December 31, 2009, while the allowance represented 27.77% of total nonperforming loans at December 31, 2010 compared to 48.35% at the end of 2009 due to the substantial increase in nonperforming loans. The allowance at September 30, 2010 rose to $9.3 million from $8.7 million at December 31, 2009 due to higher allowance requirements to cover charge-offs and the continued deterioration in the portfolio.
The allowance represented 4.34% of total loans at December 31, 2010 and 3.13% at December 31, 2009, while the allowance represented 27.77% of total nonperforming loans at December 31, 2010 compared to 48.35% for the prior year. The allowance at the end of 2010 rose to $10.6 million from $8.6 million a year earlier due to an increase in the provision for loan losses resulting primarily to an increase in nonperforming commercial mortgage loans, the continued deterioration in loan quality and an increase in loss factors.
Allocation of the allowance for loan losses
The allowance for loan losses has been allocated based on management’s estimates of the risk elements within the loan categories set forth below at December 31.

	2010		2009		2008		2007		2006

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loan		of Loan		of Loan		of Loan		of Loan
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
Dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$2,769	15.70%	$1,352	15.60%	$1,102	15.22%	$1,098	19.11%	$730	16.32%
Real estate	7,297	84.01	7,095	84.11	2,306	84.00	1,709	80.43	1,427	83.09
Installment	57	.29	19	.29	6	.78	91	.46	21	.49
Unallocated	503	-	184	-	386	-	102	-	222	-

Total	$10,626	100.00%	$8,650	100.00%	$3,800	100.00%	$3,000	100.00%	$2,400	100.00%

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
Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below.

In thousands	2010	2009	2008	2007	2006

Loans past due 90 days or more and still accruing:
Commercial	$1,415	$555	$-	$43	$-
Real estate	928	1,012	376	377	1,254
Installment	-	-	8	18	5

Loans past due 90 days or more and still accruing	2,343	1,567	384	438	1,259

Nonaccrual loans:
Commercial	1,436	1,237	1,864	1,996	797
Real estate	34,480	15,080	6,356	5,485	3,899
Installment	-	6	7	45	38

Total nonaccrual loans	35,916	16,323	8,227	7,526	4,734

Total nonperforming loans	38,259	17,890	8,611	7,964	5,993
Other real estate owned	1,997	2,352	1,547	-	-

Total	$40,256	$20,242	$10,158	$7,964	$5,993

Nonperforming assets rose to $40.3 million at the end of 2010 due primarily to higher levels of nonaccruing commercial real estate loans. The commercial real estate portfolio continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country and is expected to recover later as well. The deterioration in credit quality in the overall portfolio since the end of 2009 has occurred primarily in two segments of the loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches. Both categories are considered commercial real estate loans.
Included in the portfolio are loans to churches totaling $62.8 million and loans acquired from the third-party lender totaling $17.6 million. Nonaccrual loans includes $10.1 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the weak economy, and $12.3 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be encumbered. Nonaccrual loans to churches located in New York totaled $243,000 at December 31, 2010.
Impaired loans totaled $34.8 million at December 31, 2010, up from $11.1 million at December 31, 2009. The related allocation of the allowance for loan losses amounted to $1.5 million due to a shortfall in collateral values. Impaired loans totaling $30.2 million had no specific reserves at December 31, 2010 due to the net realizable value of the underlying collateral exceeding the carrying value of the loan. Impaired loan charge-offs totaled $4.2 million during 2010.
Included in impaired loans are loans to churches totaling $4.6 million with a related allowance of $-. Additionally, impaired loans includes $13.1 million of construction loan participations acquired from the third-party lender with a related allowance of $1.1 million
Troubled debt restructured loans (“TDRs”) totaled $2.9 million, with no related allowance at December 31, 2010 and included four borrowers. TDRs to one borrower amounting to $869,000 are accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.
The average balance of impaired loans in 2010 was $24.2 million, compared to $8.5 million in 2009. All of the impaired loans are secured by commercial real estate properties.
Other assets
Other assets rose $1 million at the end of 2010 compared to a year earlier, with the increase resulting primarily from higher prepaid expenses.
Other real estate owned
Other real estate owned (“OREO”) was lower due to the disposition of foreclosed properties, although balances are expected to rise substantially as nonaccrual loans move through the foreclosure process.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits.
These municipal and U.S. Government accounts represent a substantial part of the Bank’s business, tend to have high balance relationships and comprised most of the Bank’s accounts with balances of $250,000 or more at December 31, 2010 and 2009. These accounts are used for operating and short-term investment purposes by the municipalities and require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit. Prior to 2010, we also held short-term municipal investment time deposits but no longer offer such accounts.
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
Total deposits declined to $338.6 million at December 31, 2010 from $380.3 million a year earlier, while average deposits decreased to $372.8 million in 2010 from $417.2 million in 2009. Both reductions resulted from the deleveraging program, with the most significant decline occurring in municipal time deposits. Brokered deposits declined slightly, from $52.2 million at the end of 2009 to $49.7 million a year later. Brokered deposit levels are expected to decline during 2011 due to maturity runoff, as the Bank is precluded from issuing such deposits under the Consent Order. We closed two branches during 2010 resulting in a minimal deposit loss as the deposits were rolled into other existing branches.
Passbook and statement savings deposits totaled $23 million at December 31, 2010 compared to $24.7 million a year earlier, while such savings accounts averaged $24.2 million in 2010 compared to $24.9 million in 2009. The declines resulted primarily from closings of decedents’ accounts.
Money market deposit accounts declined to $61.9 million at December 31, 2010 from $73.3 million a year earlier, while average money market deposits decreased to $65.6 million in 2010 from $107.3 million in 2009.
Interest-bearing demand deposit account balances fell to $45.7 million at the end of 2010 compared to $51.8 million at year-end 2009, while the related average balance of $60.5 million was slightly lower in 2010 than the average of $53.3 million in 2009.
Time deposits declined to $172.8 million at December 31, 2010 from $201.1 million at the end of 2009, while average time deposits were $187.4 million in 2010, compared to an average of $197.2 million in 2009.
Short-term borrowings
There were no short-term borrowings at December 31, 2010 compared to $100,000 at December 31, 2009, while average short-term borrowings of $88,000 in 2010 were significantly lower than the 2009 average of $606,000. Both declines were due to higher balance sheet liquidity throughout the year, precluding the need for short-term borrowings.
Long-term debt
Long-term debt decreased to $19.2 million at December 31, 2010 from $44 million a year earlier, while the related average balance was $46.9 million in 2010 compared to $50.1 million in 2009. The decline resulted from a prepayment of $26.5 million of Federal Home Loan Bank advances in December, 2010 in conjunction with a deleveraging program.
Results of operations – 2010 compared with 2009
The Corporation recorded a net loss of $7.5 million in 2010 compared to a loss of $7.8 million a year earlier, due primarily to a lack of OTTI losses in 2010, higher award income and increased gains on sales of investment securities, offset in part by a higher loan loss provision and increased credit costs and expenses incurred to remediate the Consent Order.
Included in both years’ earnings were awards received from the CDFI Fund. The awards were based on the Bank’s lending efforts in qualifying lower income communities. Award income attributable to its lending efforts and recorded as yield enhancements totaled $321,000 in 2010, $386,000 in 2009 and $421,000 in 2008 in addition to $1 million of such income included in Other income that was not considered a yield enhancement. The Bank also recorded award income related to time deposits made in other CDFI’s of $24,000 in 2010, $42,000 in 2009 and $- in 2008.
Finally, the Bank recorded award income of $71,000 in 2009 and, $18,000 in 2008 as a recovery of approved information technology-related costs. No such income was recorded in 2010.
In total, $1.6 million of award income was recorded in 2010, while $499,000 was recorded in 2009 and $439,000 was recorded in 2008.
These awards are dependent on the availability of funds in the CDFI Fund as well as the Corporation meeting various qualifying standards. Accordingly, there is no assurance that the Corporation will continue to receive these awards in the future. However, the Corporation has received various awards under these programs on a regular basis as follows over the past five years: 2010 - $1.6 million, 2009 - $700,000, 2008 - $1.2 million, 2007 - $542,000 and 2006 - $340,000. The Corporation expects to continue to apply for these awards.
On a fully taxable equivalent (“FTE”) basis, net interest income of $13.2 million in 2010 declined from $15.3 million in 2009, while the related net interest margin declined eleven basis points, from 3.15% to 3.04%.
The reduced net interest margin occurred due largely to lost earnings on nonaccrual loans and to the average rate earned on interest-earning assets declining more rapidly than the interest paid on interest-bearing liabilities, which in turn was driven by the effects of reinvesting loan and investment principal and interest payments in shorter-term earning assets in a low interest rate environment along with variable-rate loans and investments repricing at lower rates in the low interest rate environment.
Interest income on a FTE basis declined from $24.8 million in 2009 to $20.6 million in 2010 due both to a reduction in the average rate earned and a decline in earning asset levels. The yield on interest earning assets fell 36 basis points, from 5.10% to 4.74%. Average balance reductions occurred in almost all earning asset categories and rates declined in all asset categories.
Interest income from Federal funds sold was lower in 2010 primarily due to a decline in volume. The low yield resulted from the Federal Reserve Bank’s Federal Open Market Committee’s ongoing decision to leave the Federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities decreased in 2010 due to a lower average rate, which declined from 4.76% to 4.28%, as well as a lower average balance. Tax-exempt investment income declined substantially due primarily to a sale of tax-exempt securities that were no longer needed because of net operating losses.
Interest income on loans declined due to a lower average rate earned, which decreased from 5.79% to 5.41% and reduced loan volume. The lower yield was caused by the low interest rate environment along with the foregone income from nonaccrual loans.
Interest expense declined in 2010, as the average rate paid to fund interest-earning assets decreased from 1.95% to 1.70%. This decline was due to the lower rates paid on all interest-bearing liabilities. The most significant reduction occurred in interest expense on time deposits, which declined 22.1% in 2010. Almost all interest-bearing liabilities had volume reductions,
Service charges on deposit accounts declined 10.6% in 2010 from 2009 due primarily to a reduction in overdraft fees resulting largely from federal opt-out rules implemented in 2010.
Agency fees declined in 2010 as they have done in recent years due to elimination by large companies of the programs that generate this source of income.
Other income was up in 2010 due to a $1 million CDFI Fund award recorded that was not considered a yield enhancement because the related loans were sold. This increase was offset in part by lower income from off-site ATMs due to the elimination of several of such ATMs.
Other operating expenses, which include expenses other than interest, income taxes and the provision for loan losses, totaled $16.1 million in 2010, a 20% increase compared to $13.4 million in 2009, driven primarily by higher management consulting fees, a $694,000 prepayment penalty on the prepayment of Federal Home Loan Bank advances and $696,000 of charges related to the closing of two branch offices, including the charge-off of $468,000 of core deposit intangible.
Salaries and other employee benefits expense was essentially unchanged in 2010 although head count declined from 103 full-time equivalent employees at the end of 2009 to 89 a year later due to branch closings. These reductions were partially offset by higher health insurance costs.
Occupancy expense rose 23.8% in 2010 due to increased rent expense on leased branches that were closed prior to lease expiration and higher property taxes, while equipment expense declined due to the elimination of several service contracts.
Management consulting fees rose 100.1% in 2010 due to the retention of consultants to assist in complying with the terms of the Consent Order, along with the outsourcing of the internal audit and compliance functions.
OREO expense declined due to lower foreclosed property writedowns in 2010. Amortization expense was higher due to the aforementioned branch closing charge and the Federal Home Loan Bank prepayment penalty resulted from the early advance payoffs.
Other expenses were up 21.4% in 2010 due primarily to higher appraisal fees and personnel agency costs.
Income tax expense in 2010 was limited to state tax expense as federal income tax benefits were restricted by valuation allowances, which rose to $8.8 million at December 31, 2010 compared to $4.7 million at the end of 2009. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.
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
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank (“FHLB”), Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes.
A significant part of the Bank’s deposit base is from municipal deposits, which comprised $105.8 million, or 31.2% of total deposits at December 31, 2010, compared to $140.2 million, or 36.9% of total deposits at December 31, 2009. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $42.5 million of investment securities were pledged as collateral for these deposits along with $36.7 million in Federal Home Loan Bank letters of credit, all of which require collateralization. As a result of the large size of these individual deposit relationships, these municipalities represent a volatile source of liquidity.
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
As a result of the loss incurred, there were no significant sources of funds during 2010 from operating activities.
Net cash provided by investing activities during 2010 was derived primarily from proceeds from sales of investment securities available for sale, amounting to $70.7, while the primary uses of cash were for purchases of investment securities available for sale, which amounted to $56.5 million, largely with the proceeds from the aforementioned sale.
There were no significant sources of cash provided by financing activities, while the most significant uses of funds was an outflow of $42 million of deposits and a prepayment of $26.5 million of Federal Home Loan Bank advances, both resulting from the deleveraging program.
As a result of the aforementioned Consent Order, the Corporation has implemented a contingency funding plan which provides detailed procedures to be instituted in the event of a liquidity crisis.
Contractual obligations
The Corporation has various financial obligations, including contractual obligations that may require future cash payments. These obligations are included in Notes 5,6,10,11 and 12 of the Notes to Consolidated Financial Statements.
The Corporation also will have future obligations under supplemental executive and directors’ retirement plans described in Note 15 of the Notes to Consolidated Financial Statements.
Commitments, contingent liabilities, and off-balance sheet arrangements
The following table shows the amounts and expected maturities of significant commitments as of December 31, 2010. Further information on these commitments is included in Note 22 of the Notes to Consolidated Financial Statements.

		One to
	One Year	Three	Three to
In thousands	or Less	Years	Five Years	Total

Commitments to extend credit:
Commercial loans and lines of credit	$3,986	$-	$-	$3,986
Commercial mortgages	22,577	-	-	22,577
Credit cards	-	-	1,026	1,026
Residential mortgages	-	-	-	-
Home equity and other revolving lines of credit	509	-	-	509
Standby letters of credit	34	-	-	34

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB’s historical experience.
Effects of inflation
Inflation, as measured by the consumer price index (“CPI”), including all items for all urban consumers, rose 1.5% in 2010 compared to 2.7% in 2009 and 3.8% in 2009.
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
It is the responsibility of the Asset/Liability Management Committee (“ALCO”) to monitor and oversee the activities of interest rate sensitivity management and the protection of net interest income from fluctuations in interest rates as well as to monitor liquidity.
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

Interest Sensitivity Gap Analysis

			December 31, 2010
	One Year	One Year	Three Years	More than
		to	to
In thousands	Or Less	Three Years	Five Years	Five Years	Total

Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$13,550	$-	$-	$-	$13,550
Interest-bearing deposits with banks	2,689	600	-		3,289
Investment securities	24,641	19,353	14,721	46,705	105,420
Loans	111,943	74,845	35,696	22,471	244,955

	152,823	94,798	50,417	69,176	367,214

Interest bearing liabilities:
Deposits:
Savings	130,663	-	-		130,663
Time	102,387	41,576	26,331	2,462	172,756
Short-term borrowings	-	-	-	-	-
Long-term debt	-	-	-	19,200	19,200

	233,050	41,576	26,331	21,662	322,619

Interest sensitivity gap:
Period gap	$ (80,227)	$53,222	$24,086	$47,514	$44,595
Cumulative gap	(80,227)	(27,005)	(2,919)	44,595	-

The cumulative gap between the Corporation’s interest rate sensitive assets and its interest sensitive liabilities was $44.6 million at December 31, 2010 compared to $46.4 million at December 31, 2009. This means that the Corporation has a “positive gap” position, which theoretically will cause its assets to reprice faster than its liabilities. Additionally, interest sensitive assets and liabilities reprice at different speeds than yield curve changes. Based on the above model, which reflects a static interest rate environment and does not take into consideration that repricing may occur at different speeds, in a rising interest rate environment, interest income may be expected to rise faster than the interest received on earning assets, thus improving the net interest spread. Over a one-year time horizon, however, the gap is negative, although the period gap becomes positive in the second year and all periods listed thereafter.
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
At December 31, 2010, the most recently prepared model indicates that net interest income would decline 3.39% from base case scenario if interest rates rise 200 basis points and decline 13.49% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 24.04% if rates rise 200 basis points and decrease 12.31% if rates decline 200 basis points.
These results indicate that the Corporation is asset-sensitive, meaning that the interest rate risk is higher if interest rates fall, which management doe not expect to occur during 2010 based on the current low interest rate environment.
Capital
The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

	Consolidated		Bank Only
	December 31,		December 31,
Dollars in thousands	2010	2009	2010	2009

Total stockholders’ equity	$22,896	$31,013	$31,798	$35,539
Net unrealized loss (gain) on investment securities available for sale	126	(533)	126	(533)
Net unrealized loss on equity securities available for sale	(13)	(11)	(13)	(11)
Disallowed intangibles	(136)	(744)	(136)	(744)
Disallowed deferred tax assets	-	-	-	-
Qualifying trust preferred securities	4,000	4,000	-	-

Tier 1 capital	26,873	33,725	31,775	34,251

Qualifying long-term debt	5,200	5,200	-	5,000
Allowance for loan losses	3,555	4,013	3,552	4,011
Other	80	80	80	80

Tier 2 capital	8,835	9,293	3,632	9,091

Total capital	$35,708	$43,018	$35,407	$43,342

Risk-weighted assets	$283,701	$322,838	$283,487	$322,606
Average total assets	426,797	484,362	426,569	484,107

Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets Actual	9.47%	10.45%	11.21%	10.62%
Minimum considered to be well-capitalized	6.00	6.00	6.00	6.00
Minimum considered to be well-capitalized under OCC requirements	N/A	N/A	10.00	10.00
Total capital to risk-adjusted assets Actual	12.59	13.32	12.49	13.43
Minimum considered to be well-capitalized	10.00	10.00	10.00	10.00
Minimum considered to be well-capitalized under OCC requirements	N/A	N/A	12.00	12.00
Leverage ratio
Actual	6.30	6.96	7.45	7.08
Minimum considered to be well-capitalized	5.00	5.00	5.00	5.00
Minimum considered to be well-capitalized under OCC requirements	N/A	N/A	8.00	8.00

Capital ratios for the parent holding company were lower at December 31, 2010 due to continued losses incurred by the subsidiary bank, while Bank ratios generally rose due to the $5 million subordinated note from the holding company to the Bank that was converted to common equity in November 2010.
The Bank was subject to the Formal Agreement with the OCC which required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement; and failed to comply with the higher leverage ratio of 8% required to be maintained.
Due to the Bank’s condition, the OCC has required that the Bank enter into the Consent Order of December 22, 2010 with the OCC, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Consent Order is summarized in Item 1. The Consent Order among other things requires that by March 31, 2011, and thereafter, the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. This requirement means that the Bank is not considered “well-capitalized” as otherwise defined in applicable regulations.
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
Included in both years’ earnings were awards received from the CDFI Fund. The awards were based on the Bank’s lending efforts in qualifying lower income communities. Award income attributable to its lending efforts totaled $386,000 in 2009, $421,000 in 2008 and $336,000 in 2007. The Bank also recorded award income related to time deposits made in other CDFI’s of $42,000 in 2009, $- in 2008 and $39,000 in 2007.
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
On a fully taxable equivalent basis, net interest income of $15.3 million in 2009 was flat compared to 2008, while the related net interest margin declined 29 basis points, from 3.44% to 3.15%.
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
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk
Information regarding this Item appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - Interest Rate Sensitivity.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets

	December 31,
Dollars in thousands, except per share data	2010	2009

Assets
Cash and due from banks (Note 3)	$7,228	$6,808
Federal funds sold (Note 4)	13,550	5,500
Interest-bearing deposits with banks	3,289	609
Investment securities available for sale (Note 5)	105,420	122,006
Investment securities held to maturity (Market value of $41,782 at December 31, 2009) (Note 6)	-	40,395
Loans held for sale	-	190
Loans (Note 7)	244,955	276,242
Less: Allowance for loan losses (Note 8)	10,626	8,650

Net loans	234,329	267,592

	-	-
Premises and equipment (Note 9)	2,974	2,949
Accrued interest receivable	1,933	2,546
Bank-owned life insurance	5,730	5,537
Other real estate owned	1,997	2,352
Other assets (Notes 14 and 15)	10,817	9,855

Total assets	$387,267	$466,339

Liabilities and Stockholders’ Equity
Deposits: (Notes 5, 6, and 10)
Demand	35,132	$29,304
Savings	130,663	149,853
Time	172,756	201,119

Total deposits	338,551	380,276
Accrued expenses and other liabilities	6,620	5,950
Short-term portion of long-term debt (Note 12)	5,000	5,000
Short-term borrowings (Note 11)	-	100
Long-term debt (Note 12)	14,200	44,000

Total liabilities	364,371	435,326

Commitments and contingencies (Note 22)
Stockholders’ equity (Notes 16, 17 and 25):
Preferred stock, no par value: Authorized 100,000 shares (Note 16);
Series A , issued and outstanding 8 shares in 2010 and 2009	200	200
Series C , issued and outstanding 108 shares in 2010 and 2009	27	27
Series D , issued and outstanding 3,280 shares in 2010 and 2009	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2010 and 2009	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2010 and 2009	6,790	6,790
Preferred stock, no par value, perpetual noncumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares in 2010 and 2009	9,990	9,499
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2010 and 2009
131,290 shares outstanding in 2010 and 2009	1,345	1,345
Surplus	1,115	1,115
Retained earnings	514	8,462
Accumulated other comprehensive (loss ) income	(127)	533
Treasury stock, at cost - 3,240 common shares in 2010 and 2009	(228)	(228)

Total stockholders’ equity	22,896	31,013

Total liabilities and stockholders’ equity	387,267	$466,339

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

	Year Ended December 31,
Dollars in thousands, except per share data	2010	2009	2008

Interest income
Interest and fees on loans	14,148	$16,146	$16,967
Interest on Federal funds sold	42	54	217
Interest on deposits with banks	29	50	24
Interest and dividends on investment securities:
Taxable	5,269	6,668	7,404
Tax-exempt	746	1,256	1,290

Total interest income	20,234	24,174	25,902

Interest expense
Interest on deposits (Note 10)	5,715	7,670	9,706
Interest on short-term borrowings	1	3	59
Interest on long-term debt	1,691	1,822	1,544

Total interest expense	7,407	9,495	11,309

Net interest income	12,827	14,679	14,593
Provision for loan losses (Note 8)	9,487	8,105	1,586

Net interest income after provision for loan losses	3,340	6,574	13,007

Other operating income
Service charges on deposit accounts	1,319	1,476	1,443
ATM fees	360	482	428
Award income	1,100	71	18
Earnings from cash surrender value of bank-owned life insurance	257	252	248
Other income (Note 13)	501	832	874
Net gains (losses) on securities transactions (Notes 5 and 6)	2,080	11	(44)
Other than temporary impairment losses on securities	-	(19)	(3,478)
Portion of loss recognized in other comprehensive income, before tax	-	(2,314)	790

Net impairment losses on securities recognized in earnings	-	(2,333)	(2,688)

Total other operating income	5,617	791	279

Other operating expenses
Salaries and other employee benefits (Note 15)	5,822	5,800	6,205
Occupancy expense (Note 9)	1,641	1,326	1,304
Equipment expense (Note 9)	557	648	651
Professional fees	837	432	342
Management consulting fees	1,369	683	212
Marketing expense	325	361	471
FDIC insurance expense	1,095	1,082	429
Data processing expense	352	361	471
Other real estate owned expense	146	558	-
Amortization of intangible assets	566	194	213
Federal Home Loan Bank advance prepayment penalty	694	-	-
Other expenses (Note 13)	2,650	1,936	1,980

Total other operating expenses	16,054	13,381	12,278

(Loss) income before income taxes	(7,097)	(6,016)	1,008
Income tax expense (benefit) (Note 14)	360	1,806	(50)

Net (loss) income	$(7,457)	$(7,822)	$1,058

Net (loss) income per common share (Note 18)
Basic	$(60.54)	$(68.36)	$1.87
Diluted	(60.54)	(68.36)	1.87

Basic average common shares outstanding	131,290	131,300	131,688
Diluted average common shares outstanding	131,290	131,300	131,688

Cash dividends declared per common share	$-	$2.00	$3.60

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes
in Stockholders’ Equity

					Accumulated
					Other
	Common		Preferred	Retained	Comprehensive	Treasury
Dollars in thousands	Stock	Surplus	Stock	Earnings	(Loss) Income	Stock	Total

Balance, January 1, 2008	$1,345	$1,115	$10,287	$16,922	$(623)	$(174)	$28,872

Net income	-	-	-	1,058	-	-	1,058
Other comprehensive income
Unrealized holding losses on securities arising during the period (net of tax of $922))	-	-	-	-	(2,304)	-	(2,304)
Reclassification adjustment for gains (losses) included in net income (net of tax of $(929))	-	-	-	-	1,803	-	1,803

Total other comprehensive income							557
Proceeds from issuance of preferred stock	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(51)	(51)
Dividends paid on common stock	-	-	-	(474)	-	-	(474)
Dividends paid on preferred stock	-	-	-	(812)	-	-	(812)

Balance, December 31, 2008	1,345	1,115	10,287	16,694	(1,124)	(225)	28,092

Net loss	-	-	-	(7,822)	-	-	(7,822)
Other comprehensive loss
Unrealized holding gains on securities arising during the period (net of tax of $(2,574))	-	-	-	-	4,997	-	4,997
Reclassification adjustment for losses included in net income (net of tax of $485)	-	-	-	-	(2,333)	-	(2,333)

Total other comprehensive loss							(5,158)
Transition adjustment for adoption of FASB ASC 320-10-65-1	-	-	-	1,007	(1,007)	-	-
Proceeds from issuance of preferred stock	-	-	9,439	-	-	-	9,439
Purchase of treasury stock	-	-	-	-	-	(3)	(3)
Dividends paid on common stock	-	-	-	(1,094)	-	-	(1,094)
Dividends paid on preferred stock	-	-	-	(263)	-	-	(263)
Dividends accrued on preferred stock	-	-	60	(60)	-	-	-

Balance, December 31, 2009	$1,345	$1,115	$19,786	$8,462	$533	$(228)	$31,013

Net loss	-	-	-	(7,457)	-	-	(7,457)
Other comprehensive loss
Unrealized holding losses on securities arising during the period (net of tax of $82)	-	-	-	-	(177)	-	(177)
Transfer of held to maturity securities to available for sale at market value (net of tax of $459)	-	-	-	-	890	-	890
Reclassification adjustment for gains included in net income (net of tax of $707)	-	-	-	-	(1,373)	-	(1,373)

Total other comprehensive loss							(8,117)
Dividends accrued on preferred stock	-	-	491	(491)	-	-	-

Balance, December 31, 2010	$1,345	$1,115	$20,277	$514	$(127)	$(228)	$22,896

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2010	2009	2008

Operating activities
Net (loss) income	$(7,457)	$(7,822)	$1,058
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	404	432	495
Provision for loan losses	9,487	8,105	1,586
Premium amortization (discount accretion) of investment securities	211	17	(65)
Amortization of intangible assets	566	194	213
Net (gains) losses on sales and early redemptions of investment securities	(2,080)	(12)	44
Net impairment losses on investment securities	-	2,333	2,688
Net losses (gains) on sales of loans held for sale	(6)	10	(18)
Net losses and writedowns of other real estate owned	43	427	-
Loans originated for sale	-	(312)	(1,001)
Proceeds from sales and principal payments from loans held for sale	196	273	978
Decrease (increase) in accrued interest receivable	613	250	(124)
Deferred taxes	845	2,372	(814)
Net increase in bank-owned life insurance	(193)	(192)	(197)
Increase in other assets	(1,935)	(6,103)	(625)
Increase in accrued expenses and other liabilities	670	70	777

Net cash provided by operating activities	1,364	42	4,995

Investing activities

Decrease (increase) in loans, net	23,532	(8,993)	(41,415)
(Increase) decrease in interest bearing deposits with banks	(2,680)	117	(448)
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	42,300	27,100	21,774
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	1,247	15,574	10,964
Proceeds from sales of investment securities available for sale	70,718	189	5,179
Purchases of investment securities available for sale	(56,513)	(22,096)	(50,849)
Purchases of investment securities held to maturity	-	(2,462)	(12,274)
Purchases of bank-owned life insurance, net	-	-	(220)
Proceeds from sales of other real estate owned	556	275	-
Purchases of premises and equipment	(429)	(139)	(136)

Net cash provided by (used in) investing activities	78,731	9,565	(67,425)

Financing activities
(Decrease) increase in deposits	(41,725)	(26,841)	12,261
(Decrease) increase in short-term borrowings	(100)	(1,750)	700
(Decrease) increase in long-term debt	(29,800)	(2,600)	31,800
Proceeds from issuance of preferred stock	-	9,439	-
Purchases of treasury stock	-	(3)	(51)
Dividends paid on preferred stock	-	(1,094)	(812)
Dividends paid on common stock	-	(263)	(474)

Net cash (used in) provided by financing activities	(71,625)	(23,112)	43,424

Net increase (decrease) in cash and cash equivalents	8,470	(13,505)	(19,006)

Cash and cash equivalents at beginning of year	12,308	25,813	44,819

Cash and cash equivalents at end of year	$20,778	$12,308	$25,813

Cash paid during the year
Interest	$7,432	$9,864	$11,728
Income taxes	59	1,279	1,582

Non-cash transactions
Transfer of investments from held to maturity to available for sale	39,144	183	1,500
Transfer of loans to other real estate owned	244	1,508	1,547
Transfer of loans held for sale to loans	-	106	-
See accompanying notes to consolidated financial statements.

Note 1   Summary of significant accounting policies
The accounting and reporting policies of City National Bancshares Corporation (the “Corporation” or “CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II conform with U.S. generally accepted accounting principles (“GAAP”) and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. Judgments related to securities valuation and impairment are also critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Accordingly, it is reasonably possible that the Corporation may be required to record additional other than temporary impairment charges in future periods. Additionally, significant judgment is required to determine the future realization of deferred tax assets and whether a valuation allowance may be required. The following is a summary of the more significant policies and practices.
Business
City National Bancshares Corporation primarily through its subsidiary City National Bank of New Jersey, offers a broad range of lending, leasing, depository and related financial services to individual consumers, businesses and governmental units through eight full-service offices located in New Jersey, New York City and Long Island, New York. CNB competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.
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
The Bank transferred its entire HTM portfolio to AFS in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM for the next two years.

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
Other real estate owned

OREO acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of cost or fair value less estimated cost to sell, net of a valuation allowance. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Operating results, including any future writedowns of OREO, rental income and operating expenses, are included in “Other expenses.”
An allowance for OREO is established through charges to “Other expenses” to maintain properties at the lower of cost or fair value less estimated cost to sell.
Core deposit premiums
The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period, its estimated useful life, and is reviewed at least annually for impairment. If an impairment is found to exist, the carrying value is reduced by a charge to earnings. Amortization totaled $566,000 in 2010, $194,000 in 2009 and $213,000 in 2008. 2010 included accelerated amortization of $468,000 of core deposit intangibles of two closed branches.
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
Comprehensive income
Other comprehensive income (loss) includes unrealized gains (losses) on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to these securities effective April 1, 2009). Comprehensive income (loss) and its components are included in the consolidated statements of changes in shareholders’ equity.
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
In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors”. The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
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
Reclassifications
Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements in order to conform with the 2010 presentation.
Note 2.   Going Concern/Regulatory Compliance
The consolidated financial statements of the Corporation as of and for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
The Bank was subject to a Formal Agreement with the OCC entered into on June 29, 2009 (the “Formal Agreement”). The Formal Agreement required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement; and failed to comply with the higher leverage ratio of 8%, required to be maintained.
Due to the Bank’s condition, the OCC has required that the Board of Directors of the Bank (the “Bank Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. The Bank entered into a Consent Order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Bank Board and the OCC. As a result of the Order, the Bank may not be deemed “well-capitalized.” The description of the Consent Order is only a summary.
Specifically, the Order imposes the following requirements, on the Bank:
        •      within five (5) days of the Order, the Bank Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank’s adherence to the Order.
        •      within ninety (90) days of the Order, the Bank Board must develop and submit to the OCC for review a written strategic plan covering at least a three-year period, establishing objectives for the overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives.
        •      by March 31, 2011, and thereafter the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well-capitalized” as otherwise defined in applicable regulations.
        •      within ninety (90) days of the Order, the Bank Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital, projections for growth and capital requirements, based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the Bank will maintain an appropriate capital structure to meet the Bank’s future needs, as set forth in the strategic plan; specific plans detailing how the Bank will comply with restrictions or requirements set forth in the Order and with the restrictions against brokered deposits in 12 C.F.R. § 337.6; contingency plans that identify alternative methods to strengthen capital, should the primary source(s) not be available; and a prohibition on the payment of director fees unless the Bank is in compliance with the minimum capital ratios previously identified in the prior paragraph or express written authorization is provided by the OCC.
        •      the Bank is restricted on the payment of dividends.
        •      to ensure the Bank has competent management in place at all times, including: within 90 days of the Order the Bank Board shall provide to the OCC qualified and capable candidates for the positions of President, Senior Credit Officer, Consumer Compliance Officer and Bank Secrecy Officer; within 90 days of the date of the Order, the Bank Board (with the exception of Bank executive officers) shall prepare a written assessment of the Bank’s executive officers to perform present and anticipated duties; prior to appointment of any individual to an executive position provide notice to the OCC, who shall have the power to veto such appointment; and the Bank Board shall at least annually perform a written performance appraisal for each Bank executive officer.
        •      within sixty (60) days of the Order, the Bank Board shall develop and the Bank shall implement, and thereafter ensure compliance with, a written credit policy to ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management.

        •      within ninety (90) days of the Order the Bank Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing, and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank’s revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller’s Handbook on “Rating Credit Risk”; providing for identification, measurement, monitoring, and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank’s lending policies, and laws, rules, and regulations pertaining to the Bank’s lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.
        •      within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.
        •      the Bank must implement and maintain an effective, independent, and on-going loan review program to review, at least quarterly, the Bank’s loan and lease portfolios, to assure the timely identification and categorization of problem credits.
        •      the Bank is also required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Bank Board at least quarterly.
        •      Within sixty (60) days of the Order, the Bank Board shall adopt and the Bank (subject to Bank Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank’s interest in those assets criticized in the most recent Report of Examination (“ROE”) by the OCC, in any subsequent ROE, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” “substandard,” or “special mention.”
        •      within one hundred twenty (120) days of the Order, the Bank Board must revise and maintain a comprehensive liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs, which program includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk.
        •      within ninety (90) days of the Order, the Bank Board shall identify and propose for appointment a minimum of two (2) new independent directors that have a background in banking, credit, accounting, or financial reporting, and such appointment will be subject to veto power of the OCC.
        • within ninety (90) days of the Order, the Bank Board shall adopt, implement, and thereafter ensure adherence to a written consumer compliance program designed to ensure that the Bank is operating in compliance with all applicable consumer protection laws, rules, and regulations.
        •      within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated thereunder and regulations of the Office of Foreign Assets Control (“OFAC”), 31 C.F.R. Chapter V, as amended (collectively referred to as the “Bank Secrecy Act” or “BSA”) and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA.
        •      within ninety (90) days, of the Order, the Bank Board shall: develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank’s operations; determine the Bank’s level of compliance with all applicable laws, rules, and regulations; assess and report the effectiveness of policies, procedures, controls, and management oversight relating to accounting and financial reporting; evaluate the Bank’s adherence to established policies and procedures, with particular emphasis directed to the Bank’s adherence to its loan, consumer compliance, and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.
        •      within ninety (90) days of the Order, the Bank Board must develop and implement a comprehensive compliance audit function to include an independent review of all products and services offered by the Bank, including without limitation, a risk-based audit program to test for compliance with consumer protection laws, rules, and regulations that includes an adequate level of transaction testing; procedures to ensure that exceptions noted in the audit reports are corrected and responded to by the appropriate Bank personnel; and periodic reporting of the results of the consumer compliance audit to the Bank Board or a committee thereof.
        •      the Bank Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule, or regulation cited in any ROE, or brought to the Bank Board’s or Bank’s attention in writing by management, regulators, auditors, loan review, or other compliance efforts.
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
As a result of the Consent Order, the Bank may not accept, renew or roll over any brokered deposit. This affects the Bank’s ability to obtain funding. In addition the Bank may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited.
As of March 31, 2011, when considering deadline extensions granted, the Corporation believes it has timely complied with the requirements of the Consent Order as of such date with the exception of the capital ratio requirements. Please see Note 25 for actual capital ratios as of December 31, 2010.
On December 14, 2010, the Corporation entered into a written agreement (the “FRNBY Agreement”) with the Federal Reserve Bank of New York (“FRBNY”). The following is only a summary of the FRBNY Agreement. Pursuant to the FRBNY Agreement, the Corporation’s board of directors is to take appropriate steps to utilize fully the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Formal Agreement (now superseded) and any other supervisory action taken by the OCC, such as the Order.
In the FRBNY Agreement, the Corporation agreed that it would not declare or pay any dividends without prior written approval of the

FRBNY and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Banking Director”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the Bank without the FRBNY’s prior written approval. The FRBNY Agreement also provides that neither the Corporation nor its nonbank subsidiary will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBNY and the Banking Director.
The FRBNY Agreement further provides that the Corporation shall not incur, increase or guarantee any debt without FRBNY approval. In addition, the Corporation must obtain the prior approval of the FRBNY for the repurchase or redemption of its shares of stock.
The FRBNY Agreement further provides that in appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior position, the Corporation must notify the Board of Governors of the Federal Reserve System and such board or the FRBNY or the OCC, may veto such appointment or change.
The FRBNY Agreement further provides that the Corporation is restricted in making certain severance and indemnification payments.
The failure of the Corporation to comply with the FRBNY Agreement could have severe adverse consequences on the Bank and the Corporation.
The Corporation recorded a net loss of $7.5 million in 2010 and a net loss of $7.8 million in 2009 primarily due to significant increases in the provision for loan losses and higher costs for consultants retained to achieve compliance with the provisions of the Formal Agreement and Consent Order. The decrease in real estate values and instability in the market, as well as other macroeconomic factors, such as unemployment, have contributed to a decrease in credit quality and increased provisioning. While the Bank and Corporation are implementing steps to improve their financial performance, there can be no assurance they will be successful. These deteriorating financial results and the failure of the Bank to comply with the OCC’s higher mandated capital ratios under the Consent Order, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation’s and the Bank’s ability to continue as going concerns. Management developed a plan, with the assistance of consultants, to address the compliance matters raised by the OCC and the ability to maintain future financial viability and submitted the plan to the OCC for approval. In order to meet the minimum capital ratios required by the Consent Order, the terms of the plan include raising capital. However, there can be no assurances that such plan will be approved or can be achieved.
Note 3   Cash and due from banks
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $2.5 million in 2010 and $1.9 million in 2009.
Note 4   Federal funds sold
Federal funds sold averaged $29.5 million during 2010 and $34.6 million in 2009, while the maximum balance outstanding at any month-end during 2010, 2009 and 2008 was $49.8 million, $70.5 million and $23.8 million, respectively.
Note 5   Investment securities available for sale
The amortized cost and fair values at December 31 of investment securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2010 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$3,389	$64	$24	$3,429
Obligations of U.S. government sponsored entities	15,447	100	267	15,280
Obligations of state and political subdivisions	9,604	194	285	9,513
Mortgage-backed securities	66,037	1,892	24	67,905
Other debt securities	8,358	37	1,839	6,556
Equity securities:
Marketable securities	748	-	21	727
Nonmarketable securities	115	-	-	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,895	-	-	1,895

Total	$105,593	$2,287	$2,460	$105,420

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$12,518	$231	$49	$12,700
Obligations of U.S. government sponsored entities	17,289	222	187	17,324
Obligations of state and political subdivisions	546	7	-	553
Mortgage-backed securities	74,417	2,797	76	77,138
Other debt securities	12,269	266	2,267	10,268
Equity securities:
Marketable securities	713	-	18	695
Nonmarketable securities	115	-	-	115
Federal Reserve Bank and Federal Home Loan Bank stock	3,213	-	-	3,213

Total	$121,080	$3,523	$2,597	$122,006

The amortized cost and the fair values of investments in debt securities available for sale are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Obligations of U.S. government sponsored entities	$118	$119
Mortgage-backed securities	49	50
Due after one year but within five years:
U.S. Treasury securities and obligations of U.S. government agencies	71	71
Obligations of U.S. government sponsored entities	1,069	1,083
Obligations of state and political subdivisions	1,879	1,992
Mortgage-backed securities	627	657
Other debt securities	1,000	929
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	93	92
Obligations of U.S. government sponsored entities	5,831	5,736
Obligations of state and political subdivisions	3,986	3,970
Mortgage-backed securities	502	520
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	3,225	3,266
Obligations of U.S. government sponsored entities	8,429	8,342
Obligations of state and political subdivisions	3,739	3,551
Mortgage-backed securities	64,859	66,678
Other debt securities	7,358	5,627

Total debt securities	102,835	102,683
Equity securities	2,758	2,737

Total	$105,593	$105,420

Sales of investment securities available for sale resulted in gross losses of $92,000, $1,000 and $49,000 and gross gains of $2.2 million, $1,000 and $- in 2010, 2009 and 2008, respectively. Additionally, impairment charges of $2.3 million were recorded during 2009 while none were recorded in 2010. These charges resulted from the determination that the unrealized losses in two CDOs were other than temporary, based on the expectation that it is probable that all principal and interest payments will not be received in accordance with the securities’ contractual terms.
Interest and dividends on investment securities available for sale were as follows:

In thousands	2010	2009	2008

Taxable	$5,112	$5,732	$6,001
Tax-exempt	470	68	20

Total	$5,582	$5,800	$6,021

Investment securities available for sale with a carrying value of $81 million were pledged to secure U.S. government and municipal deposits and Federal Home Loan Bank borrowings at December 31, 2010.
Investment securities available for sale which have had continuous unrealized losses as of December 31 are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2010 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$1,054	$23	$162	$1	$1,216	$24
Obligations of U.S. Government sponsored entities	6,733	254	2,080	13	8,813	267
Mortgaged-backed securities	6,219	24	-	-	6,219	24
Obligations of state and political subdivisions	5,147	285	-	-	5,147	285
Other debt securities	-	-	5,050	1,839	5,050	1,839
Equity securities	-	-	727	21	727	21

Total	$19,153	$586	$8,019	$1,874	$27,172	$2,460

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2009 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,050	$14	$2,598	$35	$4,648	$49
Obligations of U.S. Government sponsored entities	2,822	143	2,323	44	5,145	187
Mortgaged-backed securities	4,947	73	248	3	5,195	76
Other debt securities	43	1	4,352	2,266	4,395	2,267
Equity securities	-	-	713	18	713	18

Total	$9,862	$231	$10,234	$2,366	$20,096	$2,597

The gross unrealized losses set forth above as of December 31, 2010 were attributable primarily to single-issue trust preferred securities (“TRUPS”) issued by financial institutions, CDOs collateralized primarily by TRUPS issued by banks and other corporate debt, all of which are included with other debt securities. The fair value of these securities has been negatively impacted by the lack of liquidity in the overall TRUPS and corporate debt markets although all issuers continue to perform.
The following table presents a rollforward of the credit loss component of other-than-temporary investment losses (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income (loss). The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).
Changes in the credit loss component of credit-impaired debt securities were as follows:

		For the Nine
	For the Year	Months
	Ended	Beginning
	December 31,	April 1,
In thousands	2010	2009

Beginning balance	$2,489	$288
Add:
Initial credit
Impairments	-	944
Additional credit impairments	-	1,257
Deduct:
Dispositions	(2,489)	-

Balance, December 31	$-	$2,489

$2.3 million in OTTI charges were recorded on two CDOs during 2009. This OTTI was related to credit losses incurred on the aforementioned investments and was determined through discounted cash flow analysis of expected cash flows from the underlying collateral. Third-party consultants were used to obtain valuations for the CDO portfolio, including the determination of both the credit and market components. One consultant analyzes the default prospects of the CDO’s underlying collateral and performs discounted cash flow analyses, while the other projects default prospects based generally on historical default rates. Both used discount rates based on what return an investor would require on a risk-adjusted basis based on current economic conditions. Both CDOs were sold in 2010.
The Bank also owns a CDO with a carrying value of $996,000 and market value of $499,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable. Additionally, the Bank owns a portfolio of six single-issue trust preferred securities with a carrying value of $4.4 million and a market value of $3.4 million. Finally, the Bank also owns three corporate securities with a carrying value of $2.9 million and a market value of $2.6 million that are rated below investment grade. All values are as of December 31, 2010. None of these securities is considered impaired as they are all fully performing and are expected to continue performing.
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
As of December 31, 2010, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of December 31, 2010.
Note 6   Investment securities held to maturity
The Bank transferred its entire HTM portfolio to AFS in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM for the next two years.
The amortized cost and fair values as of December 31, 2009 of investment securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$1,585	$62	$-	$1,647
Obligations of U.S. government sponsored entities	2,459	19	73	2,405
Obligations of state and political subdivisions	27,979	1,135	72	29,042

Mortgage-backed securities	7,877	309	-	8,186
Other debt securities	495	7	-	502

Total	$40,395	$1,532	$145	$41,782

Interest and dividends on investment securities held to maturity were as follows:

In thousands	2010	2009	2008

Taxable	$157	$936	$1,403
Tax-exempt	276	1,188	1,270

Total	$433	$2,124	$2,673

Investment securities held to maturity at December 31, 2009 which have had continuous unrealized losses are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
2009 In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$2,268	$22	$672	$50	$2,940	$72
Obligations of U.S. government sponsored entities	1,351	73	-	-	1,351	73

Total	$3,619	$95	$672	$50	$4,291	$145

Note 7   Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands	2010	2009

Commercial	$38,225	$53,820
Real estate	206,072	221,601
Installment	718	926

Total loans	245,015	276,347
Less: Unearned income	60	105

Loans	$244,955	$276,242

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans the Corporation analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class.. The Corporation uses the following definitions for risk ratings:
Pass — Pass assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.
Special Mention — A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard — A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
Doubtful — An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
Loss — An asset or portion thereof, classified loss is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is significant doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.
As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
In thousands	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans	$35,776	$916	$1,384	$149	$-	$38,225
Real estate loans
Church	38,785	8,893	15,106	-	-	62,784
Construction - other than third-party originated	1,879	598	10,593	579	-	13,649
Construction – third-party originated	-	-	9,514	4,017	-	13,531
Multifamily
	11,742	1,578	1,240	273	-	14,833
Other	46,544	5,064	20,973	1,202	-	73,783
Residential	24,286	-	2,714	492	-	27,492
Installment	696	16	1	5	-	718

	$159,708	$17,065	$61,525	$6,717	$-	$245,015

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010.

In thousands	0-30 Days	30-60 Days	60-90 Days	More than 90 Days	Total Past Due	Current	Total

Commercial loans	$3,251	$1,336	$1,449	$2,308	$8,344	$29,881	$38,225
Real estate loans
Church	339	13,096	7,630	4,909	25,974	36,810	62,784
Construction - other than third-party originated	4,025	-	-	8,057	12,082	1,567	13,649
Construction – third-party originated	454	1,531	530	9,253	11,768	1,763	13,531
Mulifamily	-	2,608	1,248	273	4,129	10,704	14,833
Other	2,837	2,109	4,861	6,375	16,182	57,601	73,783
Residential	564	809	118	2,333	3,824	23,668	27,492
Installment	31	17	-	6	54	664	718

	$11,501	$21,506	$15,836	$33,514	$82,357	$162,658	$245,015

The following table presents the recorded investment in impaired loans as of December 31, 2010 by class of loans:

		Unpaid
	Recorded	Principal	Related
In thousands	Investment	Balance	Allowance

Commercial loans	$10	$10	$-
Real estate loans
Church	5,460	5,624	-
Construction - other than third-party originated	6,689	7,067	242
Construction – third-party originated	13,078	16,315	1,123
Multifamily	273	824	-
Other	7,024	7,798	102
Residential	2,227	2,394	35
Installment	-	-	-

	$34,761	$40,032	$1,502

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.
At December 31, nonperforming loans were as follows:

In thousands	2010	2009

Nonaccrual loans	$35,916	$16,323
Loans with interest or principal 90 days or more past due and still accruing	2,343	1,567

Total nonperforming loans	$38,259	$17,890

The effect of nonaccrual loans on income before taxes is presented below.

In thousands	2010	2009	2008

Interest income foregone	$(1,723)	$(785)	$(692)
Interest income received	119	188	467

	$(1,604)	$(597)	$(225)

Nonperforming assets are generally secured by residential and small commercial real estate properties, except for church loans, which are generally secured by the church buildings.
At December 31, 2010 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s loan portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $34.8 million at December 31, 2010 compared to $11.1 million at December 31, 2009. Charge-offs of impaired loans during 2010 totaled $4.2 million. The related allocation of the allowance for loan losses amounted to $1.5 and $550,000 at December 31, 2010 and 2009, respectively. $30.2 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans during 2010 was $24.2 million and amounted to $8.5 million in 2009. There was no interest income recognized on impaired loans during either 2010 or 2009. At

December 31, 2010 there were $2.9 million of troubled debt restructured loans with no related allowance compared to $5.2 million and $760,000 at December 31, 2009. The decline in TDRs resulted from charge-offs.
Note 8   Allowance for loan losses
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
The allowance for loan losses consists of three elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans, (3) reserves for non-classified loans and (4) unallocated reserves. Other than the specific reserves, the calculation of the allowance takes into consideration numerous risk factors both internal and external to the Corporation, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, migration to loss analysis and the amount and velocity of loan charge-offs, among other factors.
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
Transactions in the allowance for loan losses are summarized as follows:

In thousands	2010	2009	2008

Balance, January 1	$8,650	$3,800	$3,000
Provision for loan losses	9,487	8,105	1,586
Recoveries of loans previously charged off	49	15	6

	18,186	11,920	4,592
Less: Charge-offs	7,560	3,270	792

Balance, December 31	$10,626	$8,650	$3,800

The following tables present the allowance for loan losses by portfolio segment along with the related recorded investment in loans based on impairment method as of December 31, 2010.

	Individually	Collectively	Total
In thousands	Evaluated	Evaluated	Allowance

Commercial loans	$-	$ 2,770	$ 2,770
Real estate loans
Church	-	1,559	1,559
Construction - other than third-party originated	242	220	462
Construction – third-party Originated	1,123	452	1,575
Multifamily	-	633	633
Other	102	2,231	2,333
Residential	35	701	736
Installment	-	55	55
Unallocated	-	503	503

	$ 1,502	$ 9,124	$10,626

			Total
	Individually	Collectively	Recorded
In thousands	Evaluated	Evaluated	Investment

Commercial loans	$10	$ 38,215	$ 38,225
Real estate loans
Church	5,460	57,324	62,784
Construction - other than third-party originated	6,689	6,960	13,649
Construction – third-party originated	13,078	453	13,531
Multifamily	273	14,560	14,833
Other	7,024	66,759	73,783
Residential	2,227	25,265	27,492
Installment	-	718	718

	$ 34,761	$ 210,254	$245,015

Note 9   Premises and equipment
A summary of premises and equipment at December 31 follows:

In thousands	2010	2009

Land	$329	$329
Premises	1,520	1,520
Furniture and equipment	4,436	4,326
Leasehold improvements	3,563	3,368

Total cost	9,848	9,543
Less: Accumulated depreciation and amortization	6,874	6,594

Total premises and equipment	$2,974	$2,949

Depreciation and amortization expense charged to operations amounted to $404,000, $432,000 and $495,000 in 2010, 2009, and 2008 respectively.
Note 10  Deposits
Deposits at December 31 are presented below.

In thousands	2010	2009

Noninterest bearing demand	$35,132	$29,304

Interest bearing:

Demand	45,707	51,839
Savings	23,009	24,728
Money market	61,947	73,286
Time	172,756	201,119

Total interest bearing deposits	303,419	350,972

Total deposits	$338,551	$380,276

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands	2010	2009

Three months or less	$41,276	$53,599
Over three months but within six months	18,580	32,947
Over six months but within twelve months	13,937	16,209
Over twelve months	38,067	30,649

Total deposits	$111,860	$133,404

Interest expense on certificates of deposits of $100,000 or more was $2,577,000, $2,171,000 and $3,426,000 in 2010, 2009 and 2008, respectively.
Note 11  Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.

		Average
		Interest		Average	Maximum
		Rate on	Average	Interest	Balance
	Decem-	Decem-	Balance	Rate	at any
	ber 31	ber 31	During	During	Month-
Dollars in thousands	Balance	Balance	the Year	the Year	End

2010
Federal funds purchased	$-	-%	$33	.89%	$-
Securities sold under repurchase agreements	-	-	56	.31	1,718

Total	$-	-%	$89	.52%	$5,438

2009
Federal funds purchased	$-	-%	$518	.56%	$3,720
Securities sold under repurchase agreements	100	.30	55	.27	2,200
Demand note issued to the U.S. Treasury	-	-	33	.05	3

Total	$100	.30%	$606	.51%	$5,923

The demand note, which has no stated maturity, issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $580,000. There was no balance outstanding under the note at December 31, 2010 and 2009.
The Corporation had a short-term borrowing line of $3 million at December 31, 2010 and 2009 with a correspondent bank which was unused at December 31, 2010 and 2009.
Note 12  Long-term debt
Long-term debt at December 31 is summarized as follows:

In thousands	2010	2009

FHLB convertible advances due from March 4, 2010 through August 6, 2018	$10,000	$39,700
6.00% capital note, due December 28, 2010	-	100
8.00% capital note, due May 6, 2017	200	200
5.00% senior note, due February 21, 2022	5,000	5,000
Subordinated debt	4,000	4,000

Total	19,200	49,000
Less: Short-term portion of long-term debt	5,000	5,000

Total	$14,200	$44,000

Interest is payable quarterly on the FHLB advance. The advance bears a fixed interest rate of 6.15% and is secured by mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.
The Corporation had borrowing lines with the Federal Home Loan Bank totaling $60.4 million at December 31, 2010 and $79.1 million at December 31, 2009, of which $48.3 million and $77 million was used and outstanding at December 31, 2010 and 2009, respectively. These lines may be utilized for long-term or short-term borrowing purposes. Loans and investment securities totaling $60.4 million were held by the FHLB as collateral for their available lines and advances, as well as $36.7 million of municipal letters of credit.
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
On November 3, 2010, the Corporation entered into a First Amendment to Credit Agreement (the “Amendment”) with The Prudential Insurance Company of America (“Prudential”) amending and modifying that certain Credit Agreement by and between the Corporation and Prudential, dated as of February 21, 2007 (the ”Credit Agreement”).
The purpose of the Amendment was to: (a) modify the use of proceeds provisions of the Credit Agreement governing Prudential’s $5,000,000 unsecured term loan to the Corporation so that the Corporation could convert its $5,000,000 subordinated loan to the Bank into equity of the Bank that will be treated by the OCC as “Tier I” regulatory capital; (b) waive certain events of default resulting from the Bank’s entry into the Formal Agreement with the OCC and failure to meet certain other material obligations, including deferral of dividends to its Series F and G Preferred stockholders and deferral of certain obligations to holders of debentures related to its trust preferred securities; (c) waive any default interest that may have accrued during the pendency of such events of default; and (d) amend and restate the financial covenants of the Credit Agreement. On November 30, 2010, upon receipt of OCC approval the subordinated loan was converted into equity, thereby increasing the Bank’s Tier 1 leverage capital. However, as a result of the Consent Order entered into on December 22, 2010 and the failure to achieve certain capital ratios required by the OCC, the Corporation was once again in default under this loan and is attempting to obtain a waiver from the lender. As a result of the default, the loan has been reclassified to short-term portion of long-term debt on the accompanying Consolidated Balance Sheets.
On March 17, 2004, City National Bancshares Corporation issued $4 million of preferred capital securities through City National Bank of New Jersey Capital Trust II (“the Trust II”), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities is payable at the 3-month LIBOR rate plus 2.79%, adjustable quarterly. The rate in effect at December 31, 2010 was 3.09%.
The quarterly distributions may, at the option of the Trust, be deferred for up to twenty consecutive quarterly periods. If the interest is deferred for more than twenty quarters, then there is an event of default. In that event, and if the trustee, or more than 25% of the holders of the outstanding debt securities, declare the entire principal balance and outstanding interest to be immediately due and payable, then such amounts are to be paid to the trustee, along with amounts for trustee and other advisor expenses The proceeds have been invested in junior subordinated debentures of CNBC, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable. The securities are generally redeemable in whole or in part on or after March 17, 2009, at any interest payment date, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed by March 17, 2034.
The subsidiary trust is not included with the consolidated financial statements of the Corporation because of the deconsolidation required by accounting standards.
The debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.
Scheduled repayments on long-term debt are as follows:

In thousands	Amount

2011	$5,000
2012	-
2013	-
2014	-
2015	-
Thereafter	14,200

Total	$19,200

Note 13  Other operating income and expenses
The following table presents the major components of other operating income and expenses.

In thousands	2010	2009	2008

Other income
Undistributed gain from unconsolidated investee	$130	$202	$185
Miscellaneous other income	371	630	689

Total other income	$501	$832	$874

Other expenses
Appraisal fees	$191	$35	$4
Directors’ fees	172	140	113
Correspondent bank fees	142	146	121
Forgery loss	300	-	-
Miscellaneous other expenses	1,845	1,615	1,742

Total other expenses	$2,650	$1,936	$1,980

Note 14  Income taxes
The components of income tax expense are as follows:

In thousands	2010	2009	2008

Current expense (benefit)
Federal	$(681)	$(595)	$755
State	196	29	251

	(485)	(566)	1,006

Deferred expense (benefit)
Federal and state	845	2,372	(1,056)

Total income tax expense (benefit)	$360	$1,806	$(50)

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands	2010	2009	2008

Federal income tax at statutory rate	$(2,413)	$(2,046)	$343
Increase (decrease) in income tax expense resulting from:
State income tax (benefit) expense, net of federal benefit	(362)	517	60
Tax-exempt income	(318)	(450)	(462)
Carryback claims	(328)	-	-
Bank-owned life insurance	(65)	(65)	(66)
Increase in valuation allowance	3,800	3,505	423
Decrease in FIN 48	-	-	(363)
Other, net	46	345	15

Total income tax expense (benefit)	$360	$1,806	$(50)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands	2010	2009

Deferred tax assets
Allowance for loan losses	$3,106	$3,071
NOL carryforward	2,556	-
AMT tax credit carryforward	565	-
Investment securities	792	982
Premises and equipment	385	297
Deposit intangible	206	207
Deferred compensation	1,075	1,072
Deferred income	482	46
Nonaccrual loan interest	238	89
Capital loss carryforward	967	-
Other assets	60	154

Total deferred tax asset	10,432	5,918

Deferred tax liabilities
Unrealized losses on investment securities available for sale	63	393
Investment in partnership	1,128	-
Deferred income accretion	426	-

Total deferred tax liabilities	1,617	393

Deferred tax asset	8,815	5,525
Valuation allowance	8,815	4,680

Net deferred tax asset	$-	$845

The net deferred asset represents the anticipated federal and state tax assets to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. If it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized, the deferred tax asset must be reduced by a valuation allowance based on the weight of all available evidence. The allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. During 2010, the valuation allowance was increased by $4 million because the Corporation continues to be in a three-year cumulative loss position.
The Corporation records estimated penalties and interest, if any, related to unrecognized tax benefits in other operating expense. The Corporation’s tax returns are subject to examination by federal tax authorities for the years 2007 through 2009 and by state authorities also for the years 2006 through 2009.
A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

In thousands	2010	2009

Balance at January 1	$-	$112

Additions based on tax positions related to the current year	44	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	(112)

Balance at December 31	$44	$-

The increase in the unrecognized tax position relates to a tax matter that the Corporation is currently investigating.
Note 15  Benefit plans
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $78,000 in 2010, $23,000 in 2009 and $94,000 in 2008. During 2009, the Bank reversed the discretionary contributions that are periodically credited to participants’ accounts.
Bonus plan
The Bank awards profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged (credited) to operating expenses in 2010, 2009 and 2008 amounted to $(85,000), $(103,000), and $311,000, respectively. The credits in 2010 and 2009 resulted from decisions to permanently not pay bonuses previously accrued.
Nonqualified benefit plans
The Bank maintained a supplemental executive retirement plan (“SERP”), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $(40,000) in 2010, $66,000 in 2009 and $231,000 in 2008. The credit in 2010 resulted from the reversal of accrued benefits to a participant who left the Bank during 2010 and was not entitled to the benefits accrued.
The Bank also had a director retirement plan (“DRIP”). DRIP expense was $47,000 in 2010, $86,000 in 2009 and $2,000 in 2008. Benefits under both plans were frozen as of June 30, 2010 upon termination of the plans.
Benefit costs under both plans are funded through bank-owned life insurance policies. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policies. Such increases are included in “Other income” and totaled $257,000 in 2010, $252,000 in 2009 and $248,000 in 2008, while the related life insurance expense was $64,000 in 2010, $59,000 in 2009 and $54,000 in 2008.
Stock options
No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2010, 2009 and 2008.
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
Set forth below is a summary of the Corporation’s preferred stock issued and outstanding.

	Year	Dividend	Stated	Number	December 31,
	Issued	Rate	Value	of Shares	2010	2009

Series A	1996	6.00%	$25,000	8	$200,000	$200,000
Series C	1996	8.00	250	108	27,000	27,000
Series D	1997	6.50	250	3,280	820,000	820,000
Series E	2005	6.00	50,000	28	1,400,000	1,400,000
Series F	2005	8.53	7,000,000	7,000	6,790,000	6,790,000
Series E	2006	6.00	50,000	21	1,050,000	1,050,000
Series G	2009	5.00	9,439,000	9,439	9,990,000	9,499,000

					$20,277,000	$19,786,000

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
In 2010, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation in 2010 deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
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
On May 1, 2009 the Corporation paid a cash dividend of $2.00 per share to common stockholders, while no dividend was paid to common shareholders in 2010. The Corporation is currently unable to determine when dividend payments may be resumed and does not expect to pay a common stock dividend in 2011. Whether cash dividends will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the OCC is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to declare any dividend. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at December 31, 2010. In addition, pursuant to the December 14, 2010 agreement with the Federal Reserve Bank of New York, neither the Corporation nor the Bank may pay any dividends without the approval of the Federal Reserve Bank of New York and the Director of the Division of Banking Supervision and Regulation of the Board of Governors; and the Consent Order with the OCC further restricts the payment of dividends without the consent of the OCC.
Note 18  Net income per common share
The following table presents the computation of net income per common share.

In thousands, except per share data	2010		2009	2008

Net (loss) income	$	(7,457)	$(7,822)	$1,058
Dividends on preferred stock		(491)	(1,154)	(812)

Net (loss)income applicable to basic common shares		(7,948)	(8,976)	246
Dividends applicable to convertible preferred stock		147	147	147

Net (loss) income applicable to diluted common shares	$	(7,801)	$(8,829)	$393

Number of average common shares
Basic		131,290	131,290	131,688

Diluted:
Average common shares outstanding		131,290	131,290	131,688

Average potential dilutive common shares		16,317	16,317	16,317

		147,607	147,607	148,005

Net income per common share
Basic		$(60.54)	$(68.36)	$1.87
Diluted		(60.54)	(68.36)	1.87
Note 19  Related party transactions
Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2010 and 2009. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectability and did not include any unfavorable features.
Total loans to the aforementioned individuals and organizations amounted to $4.5 million and $3.3 million at December 31, 2010 and 2009, respectively. The highest amount of such indebtedness during 2010 and 2009 was $4.5 million and $3.4 million, respectively. During 2010, there were $1.5 million of new loans and paydowns totaled $317,000. All related party loans were performing as of December 31, 2010.
Note 20  Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at December 31, 2010 by level within the fair value hierarchy. The fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liabilities;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following tables present the assets and liabilities that are measured at fair value hierarchy.
2010

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$105,420	$3,429	$102,492	$499
Loans held for sale	-	-	-	-

Total assets	$105,420	$3,429	$102,492	$499

Total liabilities	$-	$-	$-	$-

2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$122,006	$12,700	$108,804	$502

Loans held for sale	190	-	-	190

Total assets	$122,196	$12,700	$108,804	$692

Total liabilities	$-	$-	$-	$-

The fair value of Level 3 investments of $499,000 at December 31, 2010 was slightly less than the related fair value of $692,000 at December 31, 2009. Most of the reduction was attributable to a decline in value of a collateralized debt obligation (“CDO”).
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
At December 31, 2010, the Corporation had impaired loans with outstanding principal balances of $34.8 million. The Corporation recorded impairment charges of $4.2 million for the year ended December 31, 2010, utilizing Level 3 inputs. Additionally, during 2010, the Corporation transferred loans with a principal balance and an estimated fair value, less costs to sell, of $244,000 to other real estate owned. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
Note 21  Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2010 and 2009.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2010 and 2009. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2010 and 2009.
The following table presents the carrying amounts and fair values of financial instruments at December 31.

	2010		2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$20,778	$20,778	$12,308	$12,308
Interest-bearing deposits with banks	3,289	3,289	609	607
Investment securities AFS	105,420	105,420	122,006	122,006
Investment securities HTM	-	-	40,395	41,782
Loans	244,955	239,242	276,242	270,054
Loans held for sale	-	-	190	190

Financial liabilities
Deposits	338,551	331,434	380,276	369,758
Short-term borrowings	-	-	100	100
Long-term debt	19,200	19,631	49,000	49,664

Note 22   Commitments and contingencies
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
At December 31, 2010 the Bank was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and cost of living. These leases, most of which have renewal provisions, are considered operating leases. Minimum rentals under the terms of these leases for the years 2011 through 2015 are $357,000, $339,000, $323,000, $331,000, and $50,000 respectively.
Rental expense under the leases amount to $817,000, $587,000 and $568,000 during 2010, 2009 and 2008 respectively. 2010 included a $115,000 settlement payment for the early termination of a leased property that was never occupied and an $85,000 charge for early termination of lease agreements of two closed branches.
Note 23   Financial instruments with off-balance sheet risk
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, commitments to extend, standby letters of credit, and could involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements.
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
At December 31, 2010 and 2009 the Bank had available mortgage commitments of $23.1 million and $18.9 million, unused commercial lines of credit of $4 million and $19.9 million, and $1 million and $1.1 million of other loan commitments, respectively. There was $34,000 of financial standby letters of credit outstanding at both December 31, 2010 and December 31, 2009.
Note 24   Parent company information
Condensed financial statements of the parent company only are presented below.
Condensed Balance Sheet

	December 31,
In thousands	2010	2009

Assets
Cash and cash equivalents	$33	$-
Investment in subsidiary	32,180	35,708
Due from subsidiary	826	5,000
Other assets	5	193

Total assets	$33,044	$40,901

Liabilities and stockholders’ equity
Other liabilities	$824	$464
Notes payable	5,200	5,300
Subordinated debt	4,124	4,124

Total liabilities	10,148	9,888
Stockholders’ equity	22,896	31,013

Total liabilities and stockholders’ equity	$33,044	$40,901

Condensed Statement of Operations

	Year Ended December 31,
In thousands	2010	2009	2008

Income
Interest income	$-	$1	$4
Other operating income	1,100	78	31
Dividends from subsidiaries	-	687	870
Interest from subsidiaries	288	361	579

Total income	1,388	1,127	1,484

Expenses
Interest expense	406	439	542
Other operating expenses	2	3	3
Income tax expense	358	15	21

Total expenses	766	457	566

Income before equity in undis- tributed (loss) income of subsidiaries	622	670	918
Equity in undistributed (loss) income of subsidiaries	(8,079)	(8,492)	140

Net (loss) income	$(7,457)	$(7,822)	$1,058

Condensed Statement of Cash Flows

	Year Ended December 31,
In thousands	2010	2009	2008

Operating activities
Net (loss) income	$(7,457)	$(7,822)	$1,058
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed loss (income) of subsidiaries	8,079	8,492	(140)
Decrease (increase) in other assets	188	306	(149)
Increase (decrease) in other liabilities	360	(77)	460

Net cash provided by operating activities	1,170	899	1,229

Investing activities
Proceeds from sales and maturities of investment securities available for sale including principal payments	-	-	543
Purchases of investment securities available for sale	-	-	(543)
Increase in investment in subsidiaries	(4,721)	(8,925)	(3,739)
Decrease in loans to subsidiaries	4,174	75	4,075

Net cash provided by (used in) investing activities	(547)	(8,850)	336

Financing activities
Decrease in subordinated debt	-	-	-
Decrease in notes payable	(100)	(100)	(200)
Proceeds from issuance of preferred stock	-	9,439	-
Purchases of treasury stock	-	(3)	(51)
Dividends paid	(490)	(1,417)	(1,286)

Net cash (used in) provided by financing activities	(590)	7,919	(1,537)

Increase (decrease) in cash and cash equivalents	33	(32)	28
Cash and cash equivalents at beginning of year	-	32	4

Cash and cash equivalents at end of year	$33	$-	$32

Note 25   Regulatory capital requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2010, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.
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
The Bank was subject to the Formal Agreement with the OCC which required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement; and failed to comply with the higher leverage ratio of 8%, required to be maintained.
Due to the Bank’s condition, the OCC has required that the Bank enter into the Consent Order of December 22, 2010 with the OCC, which contains a list of requirements. The Consent Order supersedes and replaces the Formal Agreement. The Consent Order is summarized in Note 2. The Consent Order among other things requires that by March 31, 2011, and thereafter, the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. This requirement means that the Bank is not considered “well-capitalized” as otherwise defined in applicable regulations
The following is a summary of City National Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

In thousands	FDIC Requirements
Minimum Capital For Classification
	Bank Actual		Adequacy		Well-Capitalized
	Amount Ratio		Amount Ratio		Amount Ratio
December 31, 2010
Leverage (Tier 1) capital	$31,775	7.45%	$17,061	4.00%	$21,326	5.00%
Risk-based capital:
Tier 1	31,775	11.21	11,339	4.00	17,009	6.00
Total	35,407	12.49	22,679	8.00	28,349	10.00
December 31, 2009
Leverage (Tier 1) capital	$34,251	7.08%	$19,364	4.00%	$24,205	5.00%
Risk-based capital:
Tier 1	34,251	10.62	12,899	4.00	19,348	6.00
Total	43,342	13.43	25,798	8.00	32,247	10.00

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
Note 26   Summary of quarterly financial information

(unaudited)	2010
Dollars in thousands,	First	Second	Third	Fourth
except per share data	Quarter	Quarter	Quarter	Quarter

Interest income	$5,522	$5,273	$4,864	$4,575
Interest expense	1,998	1,895	1,839	1,675

Net interest income	3,524	3,378	3,025	2,900
Provision for loan losses	1,381	1,010	2,825	4,271
Net gains on secu- rities transactions	1	528	137	1,414
Other operating income	690	1,644	577	626
Other operating expenses	3,523	3,665	4,184	4,683

Income (loss) before income tax expense	(689)	875	(3,270)	(4,013)
Income tax expense (benefit)	15	53	74	218

Net income (loss)	$(704)	$ 822	$(3,344)	$(4,231)

Net income (loss) per share- basic	$(6.72)	$ 5.32	$(26.43)	$(33.17)

Net income (loss) per share- diluted	$(6.72)	$ 5.32	$(26.43)	$(33.17)

(unaudited)	2009
Dollars in thousands,	First	Second		Third		Fourth
except per share data	Quarter	Quarter		Quarter		Quarter

Interest income	$6,061		$6,036		$6,193	$5,884
Interest expense	2,554		2,407		2,391	2,143

Net interest income	3,507		3,629		3,802	3,741
Provision for loan losses	501		436		1,674	5,494
Net gains (losses) on secu- rities transactions	-		10		2	(1)
Net impairment losses on securities	(132)		(1,055)		(1,107)	(39)
Other operating income	878		808		759	668
Other operating expenses	3,092		3,658		3,500	3,131

Income (loss) before income tax expense	660		(702)		(1,718)	(4,256)
Income tax expense (benefit)	162		119		(1,209)	2,734

Net income (loss)	$498	$	(821)	$	(509)	$(6,990)

Net income (loss) per share- basic	$1.02	$	(8.21)	$	(6.36)	$(55.75)

Net income (loss) per share- diluted	$1.02	$	(8.21)	$	(6.36)	$(55.75)

Basic net income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the preferred stock if conversion is deemed dilutive.
Note 27.   Subsequent events
In February 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend of $117,987 on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.
In addition, the Corporation deferred its regularly scheduled quarterly interest payment of $31,162 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II.
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Accordingly, dividends on the remaining series of preferred stock that were payable in February 2011 were not paid.

In April 2011, we closed a branch location in Hempstead, NY, merging the deposits into its nearby Roosevelt, NY branch. The transaction is not expected to have a material effect on the operations of the Corporation.
On April 1, 2011 Louis E. Prezeau retired as President and CEO of the holding company and the Bank. His duties were concurrently assumed by Preston D. Pinkett III.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
City National Bancshares Corporation:
We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has entered into a consent order with the Office of the Comptroller of the Currency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Short Hills, New Jersey
May 27, 2011

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants during 2010.
Item 9A          Controls and Procedures
(a) Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined on Rules 13a – 13(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation’s periodic reports filed with the SEC. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise require to be set forth in the Corporation’s periodic reports.
(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Consent Order with the OCC.
(c)
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management has conducted an evaluation of the effectiveness of the Corporation’s control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that the internal control over financial reporting was effective as of December 31, 2010.

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

Item  9B.  Other Information
(a) Defaults Upon Senior Securities
Since the first quarter of 2010, City National Bancshares Corporation has deferred the payment of its regular quarterly cash dividends in the amount of $117,987 on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. As of the end of 2010, an aggregate of $471,950 in its Series G dividends had been deferred. The Corporation has also deferred its regularly scheduled quarterly interest payments on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”), as permitted by the terms of such debentures. As of the last day of 2010, a total of $127,481 in interest under such debentures were deferred.
In addition, dividends on all other series of the Corporation’s preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G Preferred is outstanding, without the consent of the holder of the Series G Preferred.

Series	Total Deferred through December 31,2010

A		$12,000

C		2,160

D		53,300

E	-	147,000

F		597,275
(b) Departure of Executive Officer
As reported in Item 11 below, on November 30, 2010, the employment of Stanley Weeks, the Executive Vice President and Chief Credit Officer of the Bank terminated. He received a severance payment of $11,923.
Part III
Item 10.  Directors, Executive Officers and Corporate Governance

		Director	Term	Principal Occupations
Name of Director	Age	Since	Ends

Alfonso L. Carney, Jr.	62	2010	2011	Board member, Port Authority of New York and New Jersey; Principal, Rockwood Partners, LLC (providers of medical and legal consulting services)

Barbara Bell Coleman	60	1995	2013	President, BBC Associates, L.L.C. (consulting services)

Eugene Giscombe	70	1991	2011	President, Giscombe Realty, LLC (real estate brokerage, leasing and management firm); President, 103 East 125th Street Corporation (real estate holding company)

Preston D. Pinkett III	48	2010	2011	President and Chief Executive Officer, City National Bank of New Jersey and City National Bancshares Corporation (effective March 1, 2011)

		Director	Term	Principal Occupations
Name of Director	Age	Since	Ends

Louis E. Prezeau	68	1989	2011	Retired President and Chief Executive Officer, City National Bank of New Jersey and City National Bancshares Corporation

Lemar C. Whigham	67	1989	2013	President, L & W Enterprises (vending machine operations)

H. O’Neil Williams	64	2009	2012	Retired Managing Partner, Mitchell & Titus, LLP (CPA Firm)
Alfonso L. Carney, Jr. has been Chairman of the New York Dormitory Authority which provides low-cost capital financing and manages public construction projects since May 2009. In addition, since 2005 Mr. Carney has also been a principal in Rockwood Partners LLC, a medical and legal consulting firm. For the prior 30 years, he engaged in senior legal and executive positions at major organizations and their affiliates, including Goldman Sachs, Phillip Morris Companies, and Kraft Foods. He is an attorney with broad experience in the fields of corporate governance, social responsibility, compliance, technology and government relations.
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
Eugene Giscombe has been President of Giscombe Realty Group, LLC, a commercial real estate brokerage, leasing and management firm located in New York City since 1972, as well as President of 103 East 125th Street Corporation, a commercial real estate holding company also located in New York City since 1979, and a member of TAP TAP LLC, a commercial real estate holding company also located in New York City. Mr. Giscombe’s firm has provided real estate services to major banks and insurance companies for a period of 38 years. Mr. Giscombe currently serves as a director of the YMCA of Greater New York, North General Hospital, Greater Harlem Nursing Home and formerly chaired the 125th Street Business Improvement District. Mr. Giscombe has served on several committees of the Real Estate Board of New York Inc. Mr. Giscombe’s extensive experience in commercial real estate in the Bank’s market area provides extensive insight into the management of the Bank’s commercial real estate loan portfolio. Mr. Giscombe has been Chairman of our Board of Directors since May 1997.
Preston D. Pinkett, III has been serving as the President and Chief Executive Officer of the Bank and the Corporation since March 1, 2011. Prior to his employment at the Bank he was a Vice President at Prudential Financial Corporation since September 2007. Prior to his employment at Prudential, Mr. Pinkett had been the Senior Vice President at New Jersey Economic Development Authority (“NJEDA”) from 2003 to 2007. Mr. Pinkett also serves on the board of University Ventures, Inc. a specialized small business investment company and serves as Secretary at Montclair State University and as Vice Chairperson of the Geraldine R. Dodge Foundation. Mr. Pinkett has developed a strong reputation as a creative, socially-conscious lender in many of the same communities currently served by the Bank.
Louis E. Prezeau has been the President and Chief Executive Officer of the Corporation and the Bank, serving in those capacities since 1989 until his retirement, effective March 1, 2011. He also serves on the boards of the Bank and the Corporation and boards of several nonprofit organizations located in the Bank’s market area. Mr. Prezeau’s direct experience in managing the operations and employees of the Bank provides the Board of Directors with insight into its operations, and his position on the Board of Directors provides a clear and direct channel of communication from senior management to the full Board and alignment on corporate strategy.
Lemar C. Whigham has been President, owner and manager of L&W Enterprises since May 1992, a company that places vending machines in small businesses in Newark, New Jersey, where Mr. Whigham has significant community ties and where three of the Bank’s locations, including the main office, are located. He is also the Chairman and Commissioner of the Parking Authority of the City of Newark, New Jersey. Mr. Whigham has also been a New Jersey licensed funeral director since 1967. This knowledge provides him with valuable insights, particularly into portfolio loans and customer relationships in the Newark area. He is also the son of the founder of the Bank.
H. O’Neil Williams has been a managing partner with the CPA firm of Mitchell & Titus, a member firm of Ernst & Young Global Limited, since 1981. He is a CPA and his extensive accounting background provides him with extensive insight into the financial aspects of the financial services industry. Mr. Williams has been designated as our audit committee “financial expert.”
Executive Officers
Listed below is certain information concerning the current executive officers of the Corporation.

		In Office
Name	Age	Since	Office and Business Experience
Edward R. Wright	65	1994	Senior Vice President and Chief Financial Officer, City National Bancshares Corporation and City National Bank of New Jersey; 1978-1994, Executive Vice President and Chief Financial Officer, Rock Financial Corporation

Raul Oseguera	45	1990	Senior Vice President, City National Bank of New Jersey, Vice President, City National Bank of New Jersey

Preston D. Pinkett, III	48	2011	President and Chief Executive Officer, City National Bancshares Corporation and

City National Bank of New Jersey (effective March 1, 2011)
Corporate Governance
General
Our business and affairs are managed under the direction of the Board of Directors. Board members are kept informed of our business by participating in meetings of the Board and its committees and through discussions with corporate officers. All members also served as members of our subsidiary bank, City National Bank of New Jersey, during 2010. It is our policy that all directors attend the annual meeting, absent extenuating circumstances. All members of the Board attended the 2010 annual meeting.
Meetings of the Board of Directors and Committees
During 2010, the Board of Directors held eleven meetings. A quorum was present at all meetings and no director attended fewer than 75% of the meetings held by the Board and committees of which such director was a member.
All of our directors are also directors of the Bank. Regular meetings of our and the Bank’s Boards of Directors are held monthly. Additional meetings are held when deemed necessary. In addition to meeting as a group to review our business, certain members of the Board also serve on certain standing committees of the Bank’s Board of Directors. These committees, which are described below, serve similar functions for the Corporation.
Because of the relatively small size of our Board, there is no standing Nominating Committee or nominating committee charter. The individual members of the entire Board, exclusive of interested directors, make the specific recommendations for Board nominees, including the director nominees herein. Qualifications for prospective directors are reviewed by the entire Board. Messrs. Prezeau and Pinkett would not be considered independent under relevant SEC and Nasdaq rules.
The Board has not formulated specific criteria for nominees, but it considers qualifications that include, but are not limited to, ability to serve, conflicts of interest, and other relevant factors. In consideration of the fiduciary requirements of a Board member, and our relationship and our subsidiaries’ relationship to the communities they serve, the Committee places emphasis on character, ethics, financial stability, business acumen, and community involvement among other criteria it may consider. In addition, as a bank holding company, we are regulated by the Federal Reserve Board (“FRB”) and the Bank, as a national banking association, is regulated by the Office of the Comptroller of the Currency (“OCC”). Directors and director-nominees are subject to various laws and regulations pertaining to bank holding companies and national banks, including a minimum stock ownership requirement.
The Board may consider recommendations from shareholders nominated in accordance with our bylaws by submitting such nominations to the President of the Corporation and the Bank, the Office of the Comptroller of the Currency and the Federal Reserve. For additional information regarding the requirements for shareholder nominations of director nominees, see the Corporation’s by-laws, copies of which are available upon request. We have not paid a third party to assist in identifying, evaluating, or otherwise assisting in the nomination process. The Board of Directors does not have a policy regarding diversity in identifying nominees for director.
The Audit and Examining Committee reviews significant auditing and accounting matters, the adequacy of the system of internal controls and examination reports of the internal auditor, regulatory agencies and independent public accountants. Ms. Coleman and Messrs. Carney (committee member since December 2010), Williams and Whigham currently serve as members of the Committee. Mr. Williams serves as Chairperson of the Committee. All directors currently on the Audit and Examining Committee are considered independent under SEC and Nasdaq rules applicable to audit committees. Mr. Pinkett was initially appointed to the Committee upon becoming a director in 2010, but resigned from this committee upon becoming employed by the Bank and the Corporation since he would not have been considered independent under applicable rules referenced above. Mr. Williams is our audit committee financial expert. The Committee met four times during 2010.
The Audit and Examining Committee operates pursuant to a charter, which gives the Committee the authority and responsibility for the appointment, retention, compensation and oversight of the Corporation’s independent registered public accounting firm, including pre-approval of all audit and non-audit services to be performed by our independent registered public accounting firm (See “Item 14 Principal Accountant Fees and Services”). The Audit and Examining Committee acts as an intermediary between the independent auditor and us and reviews the reports of the independent auditor. A copy of the charter may be accessed on our website located at www.citynatbank.com by clicking on the “Security & Disclosures” link at the bottom of the web site.
The Loan and Discount Committee reviews all (a) loan policy changes, (b) requests for policy exceptions, and (c) loans approved by management. Messrs. Carney (member since December 2010), Giscombe, Pinkett (committee member since December 2010), Prezeau, Williams, Whigham and Ms. Coleman currently serve as members of the Committee. Mr. Giscombe serves as Chairperson of this Committee. The Committee met 10 times during 2010.
The Investment Committee reviews overall interest rate risk management and all investment policy changes, along with purchases and sales of investments. Messrs. Carney (committee member since December 2010), Giscombe, Pinkett (committee member since December 2010), Prezeau, Williams and Whigham currently serve as members of this Committee. Mr. Prezeau serves as Chairperson of this Committee. The Committee met four times during 2010.
The Personnel/Director and Management Review Committee oversees personnel matters and reviews director and executive officer compensation, and serves as the “Compensation Committee.” Messrs. Carney (committee member since December 2010), Giscombe (the Chairman of the Board of Directors), Prezeau (our Chief Executive Officer through March 1, 2011), Williams, Whigham and Ms. Coleman currently serve as members of the Committee. Ms. Coleman serves as Chairperson of the Committee. This Committee addresses issues related to attracting, retaining, and measuring employee performance. The Committee recommends to the Board of Directors the annual salary levels and any bonuses to be paid to all Corporation and Bank executive officers. The Committee also makes recommendations regarding other compensation related matters. The Committee has not delegated this authority. The Committee has not historically engaged consultants, although in January 2010 the Committee engaged the services of an independent executive compensation consultant, I.F.M. Group, Inc. to assist it in carrying out certain responsibilities with respect to executive and employee compensation. Such consultant has provided no other services. The Committee has a charter, which may be accessed on our website located at www.citynatbank.com by clicking on the “Security & Disclosures” link at the bottom of the web site.
The executive officers do not play a role in the compensation process, except for the former chief executive officer, Mr. Prezeau, who, during his tenure in such office, presented information regarding the other executive officers to the Committee for their consideration. Mr. Prezeau was not present while the Committee deliberated on his compensation package or other matters relating to his performance. All members of the Committee are independent under Nasdaq independence standards with the exception of Mr. Prezeau. The Committee met ten times during 2010. See “Item 11 Executive Compensation--Compensation Discussion and Analysis” for more information regarding the role of this Committee. in January 2010 this Committee engaged the services of an independent executive compensation consultant, I.F.M. Group, Inc., to assist it in carrying out certain responsibilities with respect to executive and employee compensation. The consultant did not perform other services. See “Item 11 Executive Compensation--Compensation Discussion and Analysis-Compensation Consultant” for a detailed description of the activities of the consultant.
The Marketing Committee oversees the Bank’s marketing plan and strategies. Ms. Coleman and Messrs. Giscombe, Prezeau and Whigham currently serve as members of the Committee. Ms. Coleman serves as Chairperson of the Committee. The Committee did not meet in 2010.
The Compliance Committee was formed as a result of the Formal Agreement, dated June 29, 2009 (the “Agreement”), between the OCC and the Bank, to oversee compliance with the terms of the Agreement and the Consent Order, dated December 22, 2010, between the OCC and the Bank. All members of the Board of Directors served on the Committee until December 21, 2010. On December 22, 2010, the Board of Directors agreed to change the composition of the Compliance Committee to monitor compliance with the Consent Order and other regulatory matters. This Committee consists of four Board members, being Ms. Coleman and Messrs. Carney, Pinkett, and Williams. Director Williams chairs this Committee. The Committee held twenty-two meetings during 2010.
Separation of Roles of Chairman and CEO
 Mr. Giscombe serves as the Chairman of our Board of Directors and Mr. Prezeau served as Chief Executive Officer until March 1, 2011 and Mr. Pinkett began service as Chief Executive Officer thereafter. We believe the separation of offices is beneficial because a separate chairman (i) can provide the Chief Executive Officer with guidance and feedback on his performance; (ii) provides a more effective channel for the Board of Directors to express its view on management; and (iii) allows the Chairman to focus on stockholder interest and corporate governance while the Chief Executive Officer manages our operations.
Board’s Role in Risk Assessment
 The Board of Directors is actively involved in oversight of risks that could affect the Corporation and the Bank. This oversight is conducted in part through committees of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks. The Board of Directors satisfies this responsibility through oral and written reports by each committee regarding its considerations and actions, as well as through oral and written reports directly from officers responsible for oversight of particular risks. Further, the Board of Directors oversees risks through the establishment of policies and procedures that are designed to guide daily operations in a manner consistent with applicable laws, regulations and risks acceptable to the Corporation and the Bank.
Code of Ethics and Conduct
 The Corporation has adopted a Code of Ethics and Conduct which applies to all our officers and employees. Interested parties may obtain a copy of such Code of Ethics and Conduct, without charge, by written request to the Corporation c/o Assistant Secretary, City National Bank of New Jersey, 900 Broad Street, Newark, New Jersey 07102.
Section 16(A) Beneficial Ownership Reporting Compliance
 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any persons owning ten percent or more of our common stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that our executive officers and directors, and any persons owning 10% or more of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2010, with the exception that Form 3 was not timely filed with respect to Mr. Carney’s election as a director of the Corporation and a Form 4 was not timely filed with respect to his acquisition of 30 shares of stock of the Corporation.
Item 11.  Executive Compensation
Compensation Discussion and Analysis
 The Board of Directors, through its Personnel/Director and Management Review Committee, is responsible for establishing and monitoring compensation levels. The primary factors that affect compensation are our operating results, the individual’s job performance and peer group compensation comparisons. The key components of executive compensation are base salary and annual bonuses, which are performance based, and retirement and welfare benefits, which are non-performance based. The Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities, although no such factor is assigned a quantitative weighting. Because a substantial majority (98.1%) of our stockholders approved the compensation program described in our proxy statement in 2010, the Committee did not implement changes to our executive compensation program as a result of the stockholder advisory vote.

Salary
The primary factors that affect executive officers’ compensation are the responsibilities of the position, the individual’s job performance, our operating results and peer group compensation comparisons. Salary levels are reviewed annually and adjustments are made in the year following the year being reviewed.
Cash Bonus
Prior to our receipt of TARP funds, Mr. Prezeau, the former President and CEO was eligible for a bonus. See “—Prezeau Employment Agreement.” As a recipient of TARP funds that have not been repaid, the Corporation may no longer pay a bonus to the President and CEO. Cash bonuses for other executive officers are based on their job performances, the performance of their particular areas of responsibility and the overall performance of the Corporation compared to budgeted projections.
Non-performance Based Compensation Elements
The Corporation maintains a supplemental employee retirement plan (the “SERP”) implemented by salary continuation agreements with all of our executive officers other than Mr. Pinkett. This provides benefits upon retirement, death and change of control. This part of our compensation package encourages executives to remain employed by us for the long term. However, the SERP was terminated as of June 30, 2010. See “Item 11 Executive Compensation—Supplemental Executive Retirement Plan,” below.
TARP/CPP Executive Compensation Compliance and Restrictions
As part of our participation in the Capital Purchase Program (“CPP”) of the Troubled Assets Relief Program (“TARP”) and our acceptance of a $9.439 million investment from the U.S. Treasury Department (“Treasury”) in April 2009, we agreed to adhere to several restrictions relative to compensation for our five senior executive officers (“SEOs”), which include the executives listed in our Summary Compensation Table below during the time in which the Treasury holds any equity or debt securities of the Corporation acquired through the CPP. At the time of our acceptance into the CPP, the restrictions and requirements included:
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
At the time that we entered the CPP, our SEOs understood that these restrictions or requirements might change and waived any claim against the United States or us and our subsidiaries for any changes to compensation or benefits that are required to comply with the regulations issued by the Treasury, as published in the Federal Register on October 20, 2008, notwithstanding the terms of his/her employment arrangements with the Corporation or its subsidiaries or other benefit plans, whether or not in writing.
In February 2009, TARP was amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Treasury issued final interim rules on June 15, 2009 to implement the ARRA standards. Such amendments further restrict our ability to pay executive compensation. Specifically, under such prohibitions, since we received less than $25 million of financial assistance, we are prohibited from paying or accruing any bonus, retention award, or incentive compensation to our most highly-compensated employee during the period that we have an outstanding obligation to the Treasury arising from the financial assistance provided under CPP. This restriction continues until repayment of the Treasury’s investment. This restriction also does not apply to our issuance of restricted stock to our most highly-compensated employee so long as: (i) the restricted stock does not fully vest during the CPP obligation period; (ii) has a value no greater than one-third of the total amount of “annual compensation” of the executive receiving the restricted stock; and (iii) is subject to such other terms as the Treasury determines to be in the public interest.
In addition, the new legislation expands the prohibition against paying golden parachute payments by defining a golden parachute payment as any payment to an SEO or any of the next five most highly compensated employees for departure from the Corporation for any reason, except for payments for (a) services performed or benefits accrued, (b) death and disability and/or (c) qualified plans. Accordingly, for as long as we participate in the CPP, our SEOs will not be entitled to any payments upon departure from us other than payments for (i) services performed or which were accrued at the time of departure, (ii) death and disability at the time of such death or disability, and/or (c) pursuant to qualified plans at the time of departure. Regulatory guidance has not yet been issued on the restrictions set forth in the new legislation. Such guidance, when issued, may change the manner in which such restrictions are applied. The Corporation believes this would restrict its ability to make change of control payments under the Director’s Retirement Plan (as defined below) with respect to executive officers that are also directors and the SERP.
Compensation Consultant
The Personnel/Director and Management Review Committee, which serves as our compensation committee, has not historically engaged consultants, although in January 2010 the Committee engaged the services of an independent executive compensation consultant, I.F.M. Group, Inc., to assist it in carrying out certain responsibilities with respect to executive and employee compensation.
In that regard, the consultant performed a “benchmarking” study of senior officer compensation comparing each officer’s salary and total cash comparison with a series of databases and peer banks at the average, median , 60th and 75th percentiles. Also reviewed as part of that study was data and the practices as to employment contracts, stock awards, and Supplemental Executive Retirement Plan practices. In addition to the industry databases used for banks in the $300-$500 million asset range, some 17 peer institutions were chosen as a representative group for comparison purposes. The peer institutions were chosen on the basis of similar asset size, number of employees, number of branches, geographical proximity, business make-up and business orientation. The study showed some senior officer salaries to be competitive with the average while others were below average.
A similar study was performed for director cash compensation with the findings that director cash compensation paid at that time was generally below average with that of many institutions of similar size.
No formal compensation action was taken at the time due to the TARP restrictions and other regulatory issues facing the bank at the time.
The consultant has also provided some other compensation and benefit services directly to the Committee relating to officer job descriptions, existing executive and director retirement plans, and the performance appraisal process. No services were directly performed for management.
Such consultant has provided no other services.
Prezeau Compensation
Mr. Prezeau was party to an employment agreement with the Bank and the Corporation effective May 2006 (the “2006 Agreement”) which expired in May 2009. The 2006 Agreement is described below (see “Prezeau Employment Agreement—May 2006-May 2009”) and provided, among other things, for bonus, change of control and severance benefits. In April 2009, prior to the expiration of the 2006 Agreement in connection with our receipt of TARP funds, Mr. Prezeau was required to disclaim any rights to payment of a bonus as well as any severance or change of control benefits for as long as the TARP preferred stock is outstanding (the “Prezeau TARP Waiver”).
Subsequent to the execution of the Prezeau TARP Waiver, Mr. Prezeau’s employment agreement expired. Upon expiration of such agreement until May 18, 2010, the parties operated under the terms of the 2006 Agreement, as modified by such TARP requirements, while a new agreement was negotiated. On May 18, 2010, the parties entered into a new employment agreement which is described below (see “Prezeau Employment Agreement—May 2010 to Present”). As a result, of this new agreement he is entitled to his base salary, his monthly automobile allowance, and post-employment health benefits for himself (for two years), or in the event of his death his family, for one year. Mr. Prezeau is also entitled to six weeks of annual leave. The Corporation also makes contributions to a 401(k) plan for Mr. Prezeau and provides him with medical and dental benefits. Mr. Prezeau also participates in the SERP, the Directors Retirement Plan and a “Rabbi Trust” arrangement. See “Item 11 Executive Compensation-Supplemental Employee Retirement Plan,” “Executive Compensation--Director’s Compensation-Director’s Retirement Plan,” and “Prezeau Compensation--Prezeau Trust Agreement.”
Prezeau Employment Agreement—May 2006 to May 2009
Effective as of May 2006, the Bank and the Corporation renewed the 2006 Agreement with Mr. Prezeau to serve as the President and Chief Executive Officer of both entities. The 2006 Agreement was for a term of three years. Under the 2006 Agreement, Mr. Prezeau was entitled to an annual salary of $268,000, which may be increased from time to time at the discretion of the Board. Mr. Prezeau also received a $1,000 per month car allowance. Additionally, Mr. Prezeau was entitled to receive an annual performance bonus at least equal to:
➢	10% of the amount of earnings, as defined, of the Corporation for each year that exceed 10% but are less than 15% of the amount of our common stockholders’ equity, plus;

➢	20% of the amount of earnings, as defined, of the Corporation for such year that exceeds 15% of the amount of our common stockholders’ equity.
The performance bonus was to be paid in cash or our common stock, at the election of Mr. Prezeau. Mr. Prezeau disclaimed any rights to a bonus or other incentive compensation pursuant to the Prezeau TARP Waiver.
The 2006 Agreement provided that upon the completion of his annual performance review, Mr. Prezeau may be granted shares of our common stock or option to purchase such stock at a price to be determined at the time the stock or option is granted. The agreement further specified that in the event Mr. Prezeau was terminated without cause (“cause” was defined as breach of fiduciary duty involving personal honesty, commission of a felony or misdemeanor involving dishonesty of moral turpitude, commission of embezzlement or fraud against us or our affiliates, in each case which is material in amount or in an injury to us or our reputation, continuous or habitual alcohol or drug abuse, habitual unexcused absence or continuous gross negligence or willful disregard for his duties required under the 2006 Agreement), Mr. Prezeau shall receive in one lump sum in addition to all other amounts accrued and payable under this 2006 Agreement, an amount equal to two times his then applicable base salary plus an amount equal to his most recently earned performance bonus. Mr. Prezeau disclaimed any rights to such severance payments pursuant to the Prezeau TARP Waiver.
The 2006 Agreement also provided that if the Corporation and the Bank do not offer to renew the 2006 Agreement upon its termination under terms satisfactory to Mr. Prezeau, then Mr. Prezeau shall receive a lump sum amount equal to two times his then applicable base salary plus an amount equal to his most recently earned performance bonus. Mr. Prezeau disclaimed any rights to such severance payments pursuant to the Prezeau TARP Waiver.
Under the 2006 Agreement, If Mr. Prezeau terminated his employment due to a “change in control” which is defined as a change of control that requires approval under the Change in Bank Control Act, 12 U.S.C. Section 1817(j), and which is not approved by our Board of Directors prior to such change in control), then Mr. Prezeau was entitled to receive a lump sum amount equal to two times his then applicable base salary plus an amount equal to his most recently earned performance bonus. Mr. Prezeau disclaimed any rights to such change of control payments pursuant to the Prezeau TARP Waiver.
Upon death while employed, we were to continue health benefits for his family members for one year after death.

Upon termination of the employment agreement in circumstances other than the foregoing, Mr. Prezeau was entitled to receive accrued and unpaid salary, bonuses and other vested compensation and benefits thereunder as of such termination date.
Mr. Prezeau was also entitled to fringe, medical, health and life insurance benefits, including life insurance for an amount of up to three times his base salary then in effect and the use of an automobile. Upon termination of such agreement, subject to certain exceptions, Mr. Prezeau was entitled to continue life and health coverage for a period of two (2) years. Upon death while employed we must continue health benefits for his family members for one year after death.
Prezeau Employment Agreement —May 2010 to Present
On May 18, 2010, the Corporation and Bank entered into a new employment agreement with Mr. Prezeau (the “Agreement”) to serve as the President and Chief Executive Officer of both entities. The Agreement is for a term of one year and will automatically renew for successive one year terms unless six months notice is given prior to the expiration of the Agreement. Under the Agreement, Mr. Prezeau is entitled to an annual salary of $268,000, which may be increased annually at the discretion of the Board.
Upon termination of the Agreement with or without cause, or upon death or disability, Mr. Prezeau is entitled to receive accrued and unpaid salary and benefits thereunder as of such termination date. In addition, solely upon (a) death while employed, we must continue health benefits for Mr. Prezeau’s family members for one year after death, and (b) disability, we must provide long term disability benefits for Mr. Prezeau, including an additional long term disability policy providing a disability benefit of an amount equal to two-thirds of Mr. Prezeau’s annual base salary in effect at the time of disability.
Mr. Prezeau is also entitled to fringe, medical, health and life insurance benefits, including life insurance for an amount of up to three times his base salary then in effect and a $1,200 per month car allowance.
Mr. Prezeau retired effective as of March 1, 2011.
Prezeau Trust Agreement
In the past, Mr. Prezeau has deferred portions of his salary under a deferred compensation arrangement (often called a “rabbi trust arrangement”) set up by us. All deferrals of Mr. Prezeau’s salary were deposited by us into a trust (the “Trust”) established for Mr. Prezeau’s benefit pursuant to an irrevocable trust agreement (the “Trust Agreement”). One of the primary assets held by the Trust is a $500,000 life insurance policy on the life of Mr. Prezeau. In addition to contributing the deferred portions of Mr. Prezeau’s salary into the Trust, each year through the end of 2012 the Corporation is required to make contributions to the Trust of $8,357 to help pay a portion of the premiums on the life insurance policy. If Mr. Prezeau dies while he is still employed by us, the Corporation will receive $200,000 of the proceeds of the life insurance policy and Mr. Prezeau’s estate would be entitled to the balance. If Mr. Prezeau is not employed with the Corporation at the time of his death, then the Corporation does not receive any of the life insurance proceeds. Except for our right to a portion of the proceeds in the event Mr. Prezeau dies while he is employed by us, Mr. Prezeau is the sole beneficiary of the trust and is entitled to all assets held in the Trust. All other proceeds of the Trust are distributed to Mr. Prezeau after termination of his employment. The assets of the trust are subject to the claims of general creditors of the Corporation.
Pinkett Compensation and Employment Agreement
Effective March 1, 2011, the Bank and the Corporation entered into an employment agreement, as amended (the “Agreement”), with Mr. Pinkett to serve as the President and Chief Executive Officer of both entities. The Agreement is for a term of six months. Under the Agreement, Mr. Pinkett is to receive a salary of $125,000 in cash and 667 shares of the Corporation’s common stock, valued at $37.50 per share.
If the Corporation and the Bank do not offer to renew the Agreement upon its termination for any reason whatsoever, Mr. Pinkett is entitled to receive only the amount of compensation and benefits accrued and unpaid at the termination date.
Mr. Pinkett was required to execute a waiver disclaiming any rights to payment of a bonus as well as any severance or change of control benefits, if any, for as long as the TARP preferred stock is outstanding.
Mr. Pinkett is also entitled to fringe, medical, health and life insurance benefits comparable to those received by other full-time Bank employees. Mr. Pinkett is currently not eligible to receive 401(k) benefits from the Corporation.
Messrs. Weeks, Wright and Oseguera
Other named executive officers are not parties to employment agreements with the Corporation. Messrs. Weeks (prior to termination on November 30, 2010), Wright and Oseguera receive annual salaries of $155,000, $131,500 and $125,730, and monthly automobile allowances of $333, $500 and $250, respectively. The Corporation also makes 401(k) contributions on their behalf, although such contributions ceased with respect to Mr. Weeks upon his termination. They also receive medical and dental benefits and participate in the SERP.
Supplemental Employee Retirement Plan
Certain executive officers participate in the SERP. Upon reaching normal retirement age of 65 while employed by us (“normal retirement”), executives will receive a lump sum payment based on an annual benefit equal to 40% of the annual base salary received by the executive during the last complete fiscal year of his or her service as an employee (the “normal retirement benefit”) except in the case of Mr. Prezeau, who will receive 60%. If the executive dies while in our active service, the beneficiary of the executive will receive an amount equal to the greater of that part of the normal retirement benefit accrued by us for the executive as of the date of the executive’s death or the projected retirement benefit calculated based on the executive’s age and other assumptions regarding increases in base salary. This death benefit is payable to the beneficiary in equal monthly installments over 15 years.
If the executive’s employment with us is terminated for any reason (other than death) between the age of 60 and 65 (“early retirement”), the executive shall receive the same benefit payable over the same period of time multiplied by a fraction the numerator of which is the executive’s years of service prior to termination of employment and the denominator of which is the years of service the executive would have had if the executive’s employment terminated when he was 65.
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
If an executive’s employment with us is terminated for cause (as defined in the SERP) an executive is not entitled to any benefit under the SERP.
Under the SERP, an executive will receive only one of the normal retirement benefit, the early retirement benefit or the change of control benefit.
Under TARP, certain payments (that relate to unvested benefits to be received such as a result of a change of control) under the SERP are prohibited, see “Item 11 Executive Compensation--TARP/CPP Executive Compensation Compliance and Restrictions”, above. Messrs. Prezeau, Wright, Weeks and Oseguera have waived any rights to prohibited payments under TARP.
We terminated the SERP as of June 30, 2010, at which time all accrued benefits as of such date were frozen.
Other Benefits and Perquisites
Executive officers are eligible to participate (as are all officers and employees who meet service requirements under the several plans) in other components of the benefit package described below.
➢	401(k) plan;

➢	Medical and dental health insurance plans; and

➢	Life insurance plans.
We also provide automobile allowances to certain executive officers. No individual named executive officer received a total value of perquisites in excess of $25,000 during 2010. Additional details on perquisites are provided in the Summary Compensation Table included in this Annual Report on Form 10-K. We view certain perquisites as being beneficial to the Corporation and the Bank, in addition to being directly compensatory to the executive officers. In addition, these perquisites, as a minor expense to the Company and the Bank, provide a useful benefit in our efforts to recruit, attract and retain top executive talent.

Executive Compensation Tables
Summary Compensation Table
The following table summarizes compensation in 2010 for services to the Corporation and the Bank paid to the Chief Executive Officers, Chief Financial Officer and to the only other two executive officers of the Corporation whose compensation exceeded $100,000 (“named executive officers”).

Change in
Pension Value
and Non-
Qualified
Deferred
Name and				Compensation	All Other
Principal Position	Year	Salary	Bonus	Earnings	Compensation	Total
Louis E. Prezeau President and Chief Executive Officer, City National Bancshares Corporation and City National Bank of New Jersey (retired March 1, 2011)	2008 2009 2010	$268,000 $268,000 $268,000	$52,500 $ 0 $ 0	$122,577(6) $44,247(6) $83,205(6)	$40,065 (2) $42,404 (2) $49,178 (2)	$483,142 $354,651 $400,383
Stanley M. Weeks Executive Vice President and Chief Credit Officer, City National Bank of New Jersey (terminated November 30, 2010)	2008 2009 2010	$155,000 $155,000 $155,596	$19,100 $ 0 $ 0	$21,652(1) $24,094(1) $0(1)	$8,674 (3) $8,675 (3) $19,500 (3)	$204,426 $187,769 $175,096
Edward R. Wright Senior Vice President and Chief Financial Officer, City National Bancshares Corporation and City National Bank of New Jersey	2008 2009 2010	$131,500 $131,500 $131,500	$15,630 $ 0 $ 0	$56,912(1) $68,928(1) $36,772(1)	$9,464 (4) $9,944 (4) $9,944 (4)	$213,506 $210,37 $178,216
Raul Oseguera Senior Vice President, City National of Bank New Jersey	2008 2009 2010	$111,500 $111,500 $125,730	$17,230 $ 0 $ 0	$20,828(1) $22,609(1) $13,759(1)	$6,875 (5) $6,345 (5) $6,772 (5)	$156,433 $140,454 $146,261

(1)
Represents the change in the net present value of benefits during 2010 from the taking into consideration each executive’s age, an interest rate discount factor and their remaining time until retirement (“Change in Pension Value”) with respect to the SERP.

(2)
Includes payments made under our profit sharing plan of $7,777, $8,040, and $8,040 in 2008, 2009 and 2010, respectively. Also includes $11,088, $10,164 and $11,988 in 2008, 2009 and 2010 representing Mr. Prezeau’s use of a Bank-leased automobile in such years. Includes Director Fees paid in cash of $18,000, $24,200, and $29,150 in 2008, 2009 and 2010, respectively. Also includes contributions to a trust created pursuant to a Trust Agreement (see section below titled “Prezeau Trust Agreement”) of $3,200, $6,694 and $0 in 2008, 2009 and 2010, respectively, to reimburse the trust for payment of life insurance premiums on the life of Mr. Prezeau.

(3)
Includes payments made under our profit sharing plan of $3,874, $3,875 and $3,577 in 2008, 2009 and 2010, respectively, and automobile allowance payments of $4,800, $4,800 and $4,000 in 2008, 2009 and 2010, respectively. The 2010 entry includes $11,923 in severance.

(4)
Includes payments made under our profit sharing plan of $3,464, $3,944, and $3,944 in 2008, 2009 and 2010, respectively, and automobile allowance payments of $6,000, $6,000 and $6,000, in 2008, 2009 and 2010, respectively.

(5)
Includes payments made under our profit sharing plan of $3,875, $3,345, and $3,772 in 2008, 2009 and 2010, respectively, and automobile allowance payments of $3,000, $3,000 and $3,000, in 2008, 2009 and 2010, respectively.

(6)
Includes Changes in Pension Value of $4,089, $1,716, and $9,991 in 2008, 2009 and 2010, respectively, from the Director’s Retirement Plan, Changes in Pension Value of $118,488, $24,471 and $73,214 in 2008, 2009 and 2010, respectively, from the SERP and $18,080 of the above market return from the trust created pursuant to the Trust Agreement in 2009. There was no above market return for such trust in 2010. The above market return from the trust created pursuant to the Trust Agreement is not reflected for year 2008.

Pension Benefits Table
The following table provides information for the named executive officers for the year ended December 31, 2010

			Present Value of
	Plan name	Number of Years of	Accumulated Benefits	Payments During
Name		Credited Service	(Accrued 12-31-10)	Last Fiscal Year
Louis E. Prezeau(1)	SERP	21	$1,465,000	$0
Louis E. Prezeau(2)	Director’s Retirement Plan	21	$64,102	$0
Stanley M. Weeks(3)	----	----	----	$0
Edward R. Wright (4)	SERP	16	$413,229	$0
Raul Oseguera	SERP	20	$93,914	$0

(1)	Mr. Prezeau received a lump sum-payment of $1,465,000 on his retirement date of March 1, 2011. See “Item 11 Executive Compensation--Supplemental Employee Retirement Plan.”
(2)	Mr. Prezeau is currently eligible for normal retirement under the Director’s Retirement Plan. See “Item 11 Executive Compensation—Director Compensation--Director’s Retirement Plan.”
(3)	Stanley Weeks’ employment terminated in November 2010 and as of the plan measurement date used for financial statement reporting purposes he was not eligible for any benefits.
(4)	Mr. Wright is currently eligible for normal retirement under the SERP. See “Item 11 Executive Compensation--Supplemental Employee Retirement Plan.”
Payments upon Separation of Service and Change of Control
The following table sets forth the severance amounts and benefits that would be paid to each of our named executive officers (other than Mr. Weeks) if employment with the Bank had been terminated on December 31, 2010. These payments are considered estimates as they contain certain assumptions regarding discount rate, vesting, life expectancy and salary. Mr. Weeks’ employment terminated in November 2010. He was not entitled to any termination payments as a result of such termination but received $11,923 in discretionary severance.

	SERP Retirement
	Payment	Dismissal Without Cause	Payments Upon a
Name	assuming	(No Change-in-Control)	Change-in-Control(4)	Death
	Termination
	at 12-31-10
Louis E. Prezeau	$1,539,048(1)	$0	$1,539,048	$171,754
Edward R. Wright	$450,001(3)	$0	$450,001	$450,001
Raul Oseguera	$0(2)	$0	$ 84,457	$84,457

(1)	Represents a lump sum payment as a result of normal retirement. Mr. Prezeau’s benefit includes a $74,093 lump sum payment from the Director’s Retirement Plan.
(2)	Not entitled to benefits because such benefits were not vested at December 31, 2010.
(3)	Mr. Wright has reached normal retirement age.
(4)
Payments do not give effect to TARP’s elimination of change-in-control payments. All executive officers have executed waivers disclaiming rights to payments prohibited by TARP. All payments represent payments from the SERP. In addition, Mr. Prezeau’s payment includes $74,093 from the Director’s Retirement Plan.

Non-Qualified Deferred Compensation Table
The following table lists certain information with respect to the Trust Agreement established with respect to Mr. Prezeau.

	Executive	Registrant		Aggregate	Aggregate
	contributions in	contributions in	Aggregate	withdrawals/distributions	balance at 2010
	2010	2010	earnings in 2010	in 2010	year end
Name	($)	($)	($)	($)	($)s
Louis E. Prezeau	$0	$0	$6,889	$50,000	$236,213

Director Compensation
Each of our directors receives an annual retainer of $4,000 (with the exception of Messrs. Carney and Pinkett with respect to such retainer), and a $600 fee for each board meeting attended except for the chairperson, who receives $700, and the secretary, who receives $650. Committee chairpersons receive $350 for each meeting attended other than the chairperson of the Loan and Discount Committee who receives $400 per meeting. Other committee members receive $300 for each meeting attended. Directors are eligible to receive bonuses based on our overall earnings performance for the previous fiscal year as determined by our chief executive officer.
Director’s Retirement Plan
Effective January 1, 1997, we instituted a director retirement plan (“Director’s Retirement Plan”). Under this plan, a director who attains the age of at least 65 and has completed five years of service on the Board, shall receive a lump sum benefit equal to 50% of the aggregate amount of the director’s fees paid to such director during the then last full fiscal year of the Corporation (the “normal retirement benefit”). If the director ceases service on the Board prior to attaining the age of 65 but after completing at least five years of service on the Board, the director shall receive an annual benefit equal to the normal retirement benefit payable over the same period of time multiplied by a fraction the numerator of which is the director’s years of service prior to termination of employment and the denominator of which is the years of service the director would have had the director remained employed until age 65.
Upon a change in control of the Corporation (which is defined in the director retirement plan as the acquisition by a non-affiliate of the Corporation of 30% or more of our outstanding common stock which is followed by (a) the termination of a director for any reason, or (b) the failure of such director to be elected, for whatever reason, for an immediately succeeding term upon the natural expiration of his/her term) followed by a termination of the director’s status as a member of the Board for any reason or a failure for whatever reason for the director to be nominated and elected to an immediately succeeding term, the director shall receive a benefit equal to the present value (discounted at the rate of 4%) of a theoretical series of 120 monthly payments, with each payment equal to 1/12 of the normal retirement benefit without regard as to whether the director otherwise qualified for the normal retirement benefit.
If a director dies while in active service on the Board, the designated beneficiary of such director shall receive the greater of the normal retirement benefit accrued by us for such director as of the date of such director’s death or the normal retirement benefit described above.
We may amend or terminate this plan at any time prior to termination of service by the director, provided that all benefits accrued by us as of the date of such termination or amendment shall be fully vested; and, provided further, that the plan may not be amended or terminated after a change in control (as defined) unless the director consents thereto.
We terminated the plan as of June 30, 2010, at which time all benefits accrued as of such date became fully vested.
Director Compensation Table
Annual compensation paid to directors in 2010 is presented in the table below for all directors other than Mr. Prezeau, whose compensation is reflected in the Summary Compensation Table (see “Item 10 Executive Compensation—Executive Compensation Tables—Summary Compensation Table”).

		Change in Pension Value and
	Fees Earned or	Non-Qualified
	Paid in Cash (1)	Deferred Compensation Earnings	All Other
Name		(2)	Compensation	Total
Preston D. Pinkett III (3)	$3,000	$0	$0	$3,000
Alfonso L. Carney, Jr.(3)	$900	$0	$0	$900
Barbara Bell Coleman	$30,300	$4,792	$0	$35,092
Eugene Giscombe*	33,350	10,331	$0	$43,681
Lemar C. Whigham	29,150	9,991	$0	$39,141
H. O’Neil Williams	31,450	$0	$0	$44,297

*Chairman
(1)	Includes committee meeting fees, attendance fees and annual retainer fees.
(2)
Represents the change in the net present value of pension and director retirement plan benefits during 2010 under the Director’s Retirement Plan taking into account the age of each director, a present value factor, an interest discount factor and time remaining until retirement. The pension and director retirement plans were terminated as of June 30, 2010 with the accrued benefits frozen at the levels at that date.
(3)	Messrs. Carney and Pinkett were not eligible to receive the $4,000 annual retainer since their service on the Board commenced at the end of December 2010.
Compensation Committee Report
A discussion of the principles, objectives, components, analyses and determinations of the Personnel/Director and Management Review Committee with respect to executive compensation is included in the Compensation Discussion and Analysis above. The Compensation Discussion and Analysis also includes discussion with respect to the Committee’s review of officer and employee compensation plans and specifically any features that may encourage employees to take unnecessary and excessive risks. None of the plans identified is of a nature or magnitude that could reasonably be expected to encourage any employee or executive to take any unnecessary and/or excessive risk. In fact our supplemental employee retirement plan, prior to termination, encouraged employees to stay with the Corporation for the long term. The specific decisions of the Committee regarding the compensation of the named executive officers are reflected in the compensation tables and narrative above that follow the Compensation Discussions and Analysis.
As required by TARP, the Personnel/Director and Management Review Committee certifies that: (a) it has reviewed with our Senior Risk Officer the SEO incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation and its subsidiaries; (b) it has reviewed with our Senior Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Corporation and its subsidiaries; and (c) it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation and its subsidiaries to enhance the compensation of any employee.
We have reviewed and discussed the Compensation Discussion and Analysis with management and, based upon that review and discussion, we recommend that the section be included in our annual report on Form 10-K for the year-ended December 31, 2010 and the 2011 proxy statement.
Alfonso L. Carney, Jr.
Barbara Bell Coleman, Chairperson
Eugene Giscombe
Louis E. Prezeau
Lemar C. Whigham
H. O’Neil Williams
Date: April 29, 2011
Compensation Committee Interlocks and Insider Participation
Certain members of the Personnel/Director and Management Review Committee or their affiliates, engaged in loan transactions with the Bank during 2010. All such loans were made in the ordinary course of business on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable loans with others and did not involve more than the normal risk of collectability or present other unfavorable features. As noted above, Ms. Coleman and Messrs. Carney, Giscombe, Whigham, Williams and Prezeau are members of the Personnel/Director and Management Review Committee. Mr. Prezeau was our President and CEO until March 1, 2011.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership of Management and Principal Shareholders
The following table presents information about the beneficial ownership of our common stock at April 1, 2011 by each person who is known by us to beneficially own more than five percent (5%) of the issued and outstanding common stock, each director and each of our executive officers for whom individual information is required to be set forth in this Annual report on Form 10-K under rules of the Securities and Exchange Commission, and by directors and all executive officers as a group.

COMMON STOCK
	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned	Class
Alfonso L. Carney, Jr., Director	30	*
Barbara Bell Coleman, Director	1,177	*
Eugene Giscombe, Director c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	10,580 (1)	8.1%
Preston D. Pinkett, III, President and CEO c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	363 (2)	*
Louis E. Prezeau, Director, Retired President and CEO c/o City National Bancshares Corporation	23,218 (3)	17.7%

900 Broad Street Newark, New Jersey 07102
Lemar C. Whigham, Director c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	9,624	(4)	7.3%
H. O’Neil Williams, Director	773		*
Raul Oseguera, Senior Vice President	750		*
Stanley M. Weeks, Former Executive Vice President	408		*
Edward R. Wright, Senior Vice President and CFO	5,000		3.8%
Directors and named executive officers as a group (10 persons)	51,923	(2)	39.5%
Carolyn M. Whigham, 5% stockholder 580 Dr. Martin Luther King Jr. Blvd., Newark, NJ 07102	8,495		6.5%

(1)	Includes 780 shares held by his wife.
(2)	Includes 222 shares vesting within 60 days of April 1, 2011
(3)	Includes 2,375 shares held by his sons, 110 shares held by his daughter and 1,402 shares held by his wife.
(4)	Includes 1,064 shares held by his wife.
*	Less than 1%
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
Director Independence
The Board has determined that all the directors with the exception of Louis E. Prezeau and Preston D. Pinkett, III (upon commencement of service as President and Chief Executive Officer of the Corporation) are “independent” within the meaning of the Nasdaq listing standards, the exchange whose standards we use in determining director independence. In reviewing the independence of these directors, the Board considered that transactions with the Bank were made in the ordinary course of business, including loans that were made in accordance with Federal Reserve Regulation O.
Item 14. Principal Accountant Fees and Services
The accounting firm of KPMG LLP served as the independent registered public accountants for the Corporation for the year ended December 31, 2010. Services provided included the examination of the consolidated financial statements and preparation of the tax returns.
The Board has appointed KPMG LLP as the independent registered public accountants for the Corporation and the Bank for 2011. Stockholder ratification of the appointment is not required under the laws of the State of New Jersey, but the Board has decided to ascertain the position of the stockholders on the appointment. The Board may reconsider the appointment if it is not ratified. The affirmative vote of a majority of the shares voted at an annual meeting to be held will be required for ratification.
The Corporation incurred the following fees for services provided by KPMG LLP:

	2010	2009
Audit fees	$325,000	$250,000
Audit-Related Fees	0	0
Tax fees	38,000	88,000
All Other Fees	0	0
	$363,000	$338,000

All audit, as well as non-audit, services to be performed by the independent accountants to the Corporation must be pre-approved by the Audit Committee in order to assure that the provision of such services does not impair the auditor’s independence. During 2010 and 2009, the Audit Committee pre-approved all of the services provided by KPMG LLP. The Audit Committee has considered the provisions of these services by KPMG LLP and has determined that the services are compatible with maintaining KPMG LLP’s independence.
Part IV

Item 15.   Exhibits and Financial Statement Schedules
(a)        The following documents are filed as part of this report:
     (1)   Financial Statements: The consolidated balance sheets of City National Bancshares Corporation, and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes and the independent auditor’s report of KPMG LLP.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CITY NATIONAL BANCSHARES CORPORATION

By:	/s/ Preston D. Pinkett III	By:	/s/ Edward R. Wright
	Preston D. Pinkett III President and Chief		Edward R. Wright Chief Financial Officer
	Executive Officer		and Principal Accounting Officer

Date:	May 27, 2011	Date:	May 27, 2011
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

Signature	Title	Date

/s/ Eugene Giscombe	Director,	May 27, 2011

Eugene Giscombe	Chairperson of the Board

/s/ Preston D. Pinkett III	Director,	May 27, 2011

Executive Officer
s/ Barbara Bell Coleman	Director	May 27, 2011

Barbara Bell Coleman

/s/ Lemar C. Whigham	Director	May 27, 2011

Lemar C. Whigham

/s/ H. O’Neil Williams	Director	May 27, 2011

H. O’Neil Williams

/s/ Alfonso Carney	Director	May 27, 2011

Alfonso Carney

/s/Louis E. Prezeau	Director	May 27, 2011

Louis E. Prezeau

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3)(h)	Amendment to the Corporation’s Articles of Incorporation establishing the Fixed Rate Cumulative Perpetual Preferred Stock, Series G (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(i)	Amendment to the Corporation’s Articles of Incorporation reallocating unissued Series B, Series C and Series E Preferred Stock to unallocated and unissued preferred stock (incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(j)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3)(k)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(a)	The Employees’ Profit Sharing Plan of City National Bank of New Jersey (incorporated herein by reference to Exhibit (10) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(10)(b)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 26, 2006 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated December 4, 2006).

(10)(c)	The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 10, 2010 (incorporated herein by reference to Exhibit (10.1) to the Corporation’s Current Report on Form 8-K dated May 18, 2010).

(10)(d)	Amended and Restated Asset Purchase and Sale Agreement between the Bank and Carver Federal Savings Bank dated as of February 27, 2001 (incorporated by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(e)	Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(f)	Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated by reference to Exhibit (g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(g)	Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10)(h)	Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10)(i)	Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(j)	Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit (10)(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(k)	Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(l)	Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10)(m)	Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(10)(n)	Letter Agreement, dated April 10, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”), between the Corporation and the United States Department of the Treasury (the “Treasury Department”) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(o)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the American Recovery and Reinvestment Act of 2009 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(p)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(q)	Side Letter Agreement, dated April 10, 2009, between the Corporation and the Treasury Department pertaining to the amendment of certain provisions of the Purchase Agreement relating to CDFI Exemption (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(r)	Form of Waiver, executed by each of Louis E. Prezeau, Edward R. Wright, Stanley M. Weeks and Raul L. Oseguera (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(10)(s)	Agreement, dated June 29, 2009, by and between the City National Bank of New Jersey and the Comptroller of the Currency (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 29, 2009).

(10)(t)	Form of Director’s Retirement Agreement (the “Director’s Retirement Plan”) (incorporated by reference to Exhibit 10(h) to the Form 10-K for the year ended December 31, 1998, filed on March 30, 1999).

10(u)	First Amendment to Credit Agreement, dated as of November 3, 2010, by and among the Corporation, and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated November 3, 2010.

10(v)	Consent Order dated December 22, 2010 between the Bank and the OCC (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on December 29, 2010)

10(w)	Agreement dated December 14, 2010 between the Corporation and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on December 29, 2010)

10(x)	Employment Agreement, effective as of March 1, 2011, by and between the Bank and Preston D. Pinkett III (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on March 9, 2011).

10(y)	TARP Waiver, executed by Preston D. Pinkett, III, effective as of March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on March 9, 2011).

(11)	Statement regarding computation of per share earnings. The required information is included in Note 18.

(21)	Subsidiaries of the registrant. The required information is included on page one.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(99)	Certifications of Principal Executive Officer and Principal Financial Officer (TARP Certifications) Pursuant to Section 11(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) (filed herewith).