Form 10-Q
period 2011-03-31
CITY NATIONAL BANCSHARES CORP
filed 2011-08-04
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐   No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 10, 2011 was approximately $3,614,535.
There were 131,771 shares of common stock outstanding at June 10, 2011.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Dollars in thousands, except per share data	2011	2010

Assets

Cash and due from banks	$8,827	$7,228
Federal funds sold	41,900	13,550
Interest bearing deposits with banks	1,140	3,289
Investment securities available for sale	103,293	105,420
Loans	235,272	244,955
Less: Allowance for loan losses	10,830	10,626

Net loans	224,442	234,329

Premises and equipment	2,851	2,974
Accrued interest receivable	1,981	1,933
Bank-owned life insurance	5,777	5,730
Other real estate owned	1,913	1,997
Other assets	6,472	10,817

Total assets	$398,596	$387,267

Liabilities and Stockholders’ Equity
Deposits:
Demand	$47,735	$35,132
Savings	132,169	130,663
Time	172,060	172,756

Total deposits	351,964	338,551
Accrued expenses and other liabilities	6,348	6,620
Short-term portion of long-term debt	5,000	5,000
Long-term debt	14,200	14,200

Total liabilities	377,512	364,371

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A, issued and outstanding 8 shares in 2011 and 2010	200	200
Series C, issued and outstanding 108 shares in 2011 and 2010	27	27
Series D, issued and outstanding 3,280 shares in 2011 and 2010	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2011 and 2010	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2011 and 2010	6,790	6,790
Preferred stock, no par value, perpetual noncumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares	10,116	9,990
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2011 and 2010
131,326 shares outstanding in 2011 and 131,290 in 2010	1,345	1,345
Surplus	1,115	1,115
Retained earnings	(1,167)	514
Accumulated other comprehensive loss	(386)	(127)
Treasury stock, at cost — 3,204 and 3,240 common shares in 2011 and 2010, respectively	(226)	(228)

Total stockholders’ equity	21,084	22,896

Total liabilities and stockholders’ equity	$398,596	$387,267

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
Dollars in thousands, except per share data	2011	2010

Interest income
Interest and fees on loans	$2,961	$3,770
Interest on Federal funds sold and securities purchased under agreements to resell	11	8
Interest on deposits with banks	59	7
Interest and dividends on investment securities:
Taxable	983	1,454
Tax-exempt	62	283

Total interest income	4,076	5,522

Interest expense
Interest on deposits	1,121	1,569
Interest on long-term debt	200	429

Total interest expense	1,321	1,998

Net interest income	2,755	3,524
Provision for loan losses	1,200	1,381	B,C,D

Net interest income after provision for loan losses	1,555	2,143

Other operating income
Service charges on deposit accounts	282	362
ATM fees	76	96
Earnings from cash surrender value of life insurance	63	60
Other income	216	172
Net gains on securities transactions (Notes 4 and 5)	—	1
Other than temporary impairment losses on securities	—	—
Portion of loss recognized in other comprehensive income, before tax	—	—

Net impairment losses on securities recognized in earnings	—	—

Total other operating income	637	691	4,713

Other operating expenses
Salaries and other employee benefits	1,435	1,584
Occupancy expense	368	367
Equipment expense	133	154
Data processing expense	94	91
Appraisal fees	115	67
Professional fees	194	138
Loan collection fees	48	11
Marketing expense	59	77
Personnel agency fees	52	—
Management consulting fees	485	265
Regulatory expense	295	290
OREO expense	103	20
Other expenses	354	459

Total other operating expenses	3,735	3,523

Loss before income tax expense	(1,543)	(689)
Income tax expense	12	15	E

Net loss	$(1,555)	$(704)

Net loss per common share
Basic	$(12.80)	$(6.72)
Diluted	(12.80)	(6.72)

Basic average common shares outstanding	131,300	131,290
Diluted average common shares outstanding	131,300	131,290

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In thousands	2011	2010

Operating activities
Net loss	$(1,555)	$(704)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	123	105
Provision for loan losses	1,200	1,381
Premium amortization of investment securities	28	19
Amortization of intangible assets	—	46
Net gains on securities transactions	—	(1)
Net gains on sales of loans held for sale	—	(6)
Loans originated for sale	—	(218)
Proceeds from sales and principal payments from loans held for sale	—	196
(Increase) decrease in accrued interest receivable	(48)	131
Deferred taxes	(46)	737
Increase in bank-owned life insurance	(47)	(48)
Decrease in other real estate owned	84	—
Decrease (increase) in other assets	4,345	(281)
(Decrease) increase in accrued expenses and other liabilities	(272)	1,405

Net cash provided by operating activities	3,812	2,762

Investing activities
Decrease in loans, net	8,687	6,487
Decrease in interest-bearing deposits with banks	2,149	2
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	5,132	11,390
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	—	1,247
Proceeds from sales of investment securities available for sale	—	501
Purchases of investment securities available for sale	(3,246)	(3,077)
Purchases of premises and equipment	—	(385)

Net cash provided by investing activities	12,722	16,165

Financing activities
Increase in deposits	13,413	19,807
Decrease in long-term debt	—	(2,000)
Increase in short-term borrowings	—	770
Issuance of treasury stock	2	—

Net cash provided by financing activities	13,415	18,577

Net increase in cash and cash equivalents	29,949	37,504

Cash and cash equivalents at beginning of period	20,778	12,308

Cash and cash equivalents at end of period	$50,727	$49,812

Cash paid during the year
Interest	$1,282	$1,883
Income taxes	41	10

Non-cash transactions
Transfer of held to maturity investment portfolio to available for sale portfolio	—	39,144
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
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and assuming the Corporation and Bank will continue as going concerns. See Note 3. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2010 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Going concern/regulatory compliance
The consolidated financial statements of the Corporation as of and for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
The Bank was subject to a Formal Agreement with the OCC (“Office of the Comptroller of the Currency”) entered into on June 29, 2009 (the “Formal Agreement”). The Formal Agreement required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement and failed to comply with the higher leverage ratio of 8% required to be maintained.
Due to the Bank’s condition, the OCC has required that the Board of Directors of the Bank (the “Bank Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. The Bank entered into a Consent Order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Bank Board and the OCC. As a result of the Order, the Bank may not be deemed “well capitalized.” The description of the Consent Order is only a summary.
Specifically, the Order imposes the following requirements on the Bank:
•	within five (5) days of the Order, the Bank Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank’s adherence to the Order.

•	within ninety (90) days of the Order, the Bank Board must develop and submit to the OCC for review a written strategic plan covering at least a three-year period, establishing objectives for the overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives.

•	by March 31, 2011, and thereafter the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well capitalized” as otherwise defined in applicable regulations.

•	within ninety (90) days of the Order, the Bank Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital, projections for growth and capital requirements, based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the

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

•	the Bank is restricted on the payment of dividends.

•	to ensure the Bank has competent management in place at all times, including: within 90 days of the Order the Bank Board shall provide to the OCC qualified and capable candidates for the positions of President, Senior Credit Officer, Consumer Compliance Officer and Bank Secrecy Officer; within ninety (90) days of the date of the Order, the Bank Board (with the exception of Bank executive officers) shall prepare a written assessment of the Bank’s executive officers to perform present and anticipated duties; prior to appointment of any individual to an executive position provide notice to the OCC, who shall have the power to veto such appointment; and the Bank Board shall at least annually perform a written performance appraisal for each Bank executive officer.

•	within sixty (60) days of the Order, the Bank Board shall develop and the Bank shall implement, and thereafter ensure compliance with, a written credit policy to ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management.

•	within ninety (90) days of the Order the Bank Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing, and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank’s revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller’s Handbook on “Rating Credit Risk”; providing for identification, measurement, monitoring, and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank’s lending policies, and laws, rules, and regulations pertaining to the Bank’s lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.

•	within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.

•	the Bank must implement and maintain an effective, independent, and on-going loan review program to review, at least quarterly, the Bank’s loan and lease portfolios, to assure the timely identification and categorization of problem credits.

•	the Bank is also required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Bank Board at least quarterly.

•	Within sixty (60) days of the Order, the Bank Board shall adopt and the Bank (subject to Bank Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank’s interest in those assets criticized in the most recent Report of Examination (“ROE”) by the OCC, in any subsequent ROE, by any internal or external loan review, or in any list provided to management by the national bank examiners during any examination as “doubtful,” “substandard,” or “special mention.”

•	within one hundred twenty (120) days of the Order, the Bank Board must revise and maintain a comprehensive liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs, and which includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk.

•	within ninety (90) days of the Order, the Bank Board shall identify and propose for appointment a minimum of two (2) new independent directors that have a background in banking, credit, accounting, or financial reporting, and such appointment will be subject to veto power of the OCC.

•	within ninety (90) days of the Order, the Bank Board shall adopt, implement, and thereafter ensure adherence to a written consumer compliance program designed to ensure that the Bank is operating in compliance with all applicable consumer protection laws, rules, and regulations.

•	within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated thereunder and regulations of the Office of Foreign Assets Control (“OFAC”), 31 C.F.R. Chapter V, as amended (collectively referred to as the “Bank Secrecy Act” or “BSA”) and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA.

•	within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank’s operations; determine the Bank’s level of compliance with all applicable laws, rules, and regulations; assess and report the effectiveness of policies, procedures, controls, and management oversight relating to accounting and financial reporting; evaluate the Bank’s adherence to established policies and procedures, with particular emphasis directed to the Bank’s adherence to its loan, consumer compliance, and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.

•	within ninety (90) days of the Order, the Bank Board must develop and implement a comprehensive compliance audit function to include an independent review of all products and services offered by the Bank, including without limitation, a risk-based audit program to test for compliance with consumer protection laws, rules, and regulations that includes an adequate level of transaction testing; procedures to ensure that exceptions noted in the audit reports are corrected and responded to by the appropriate Bank personnel; and periodic reporting of the results of the consumer compliance audit to the Bank Board or a committee thereof.

•	the Bank Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule, or regulation cited in any ROE, or brought to the Bank Board’s or Bank’s attention in writing by management, regulators, auditors, loan review, or other compliance efforts.
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
The FRBNY Agreement further provides that in appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior position, the Corporation must notify the Board of Governors of the Federal Reserve System and such board or the FRBNY or the OCC may veto such appointment or change.

The FRBNY Agreement further provides that the Corporation is restricted in making certain severance and indemnification payments.
The failure of the Corporation to comply with the FRBNY Agreement could have severe adverse consequences on the Bank and the Corporation.
The Corporation recorded net losses of $1.6 million in the 2011 first quarter compared to $704,000 in the 2010 first quarter primarily due to significant increases in the provision for loan losses and higher costs for consultants retained to achieve compliance with the provisions of the Consent Order. The decrease in real estate values and instability in the market, as well as other macroeconomic factors, such as unemployment, have contributed to a decrease in credit quality and increased provisioning. While the Bank and Corporation are implementing steps to improve their financial performance, there can be no assurance they will be successful. These deteriorating financial results and the failure of the Bank to comply with the OCC’s higher mandated capital ratios under the Consent Order, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation’s and the Bank’s ability to continue as going concerns. Management developed a plan to address the compliance matters raised by the OCC and the ability to maintain future financial viability and submitted the plan to the OCC for approval. The OCC has informed the Bank that they have no objection to the plan and have accepted it as submitted. In order to meet the minimum capital ratios required by the Consent Order, the terms of the plan include raising capital. However, there can be no assurances that such a plan can be achieved.
4. Net loss per common share
The following table presents the computation of net loss per common share.

	Three Months Ended, March 31,
In thousands, except per share data	2011	2010

Net loss	$(1,555)	$(704)
Dividends on preferred stock	126	178

Net loss applicable to basic common shares	(1,681)	(882)
Dividends applicable to convertible preferred stock	—	—

Net loss applicable to diluted common shares	$(1,681)	$(882)

Number of average common shares
Basic	131,300	131,290
Net (loss) income per common share
Basic	$(12.80)	$(6.72)
Diluted	(12.80)	(6.72)
Basic loss per common share is calculated by dividing net loss plus dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net loss and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For all periods shown for 2011 and 2010, the assumption of the conversion would have been antidilutive.
On April 10, 2009, the Corporation issued 9,439 shares of fixed rate cumulative perpetual preferred stock to the U.S. Department of Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. These shares pay cumulative dividends at a rate of five percent per annum until the fifth anniversary of the date of issuance, after which the rate increases to nine percent per annum. Dividends are paid quarterly in arrears and unpaid dividends are accrued over the period the preferred shares are outstanding.
During 2010 and the first quarter of 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury. In addition, the Corporation deferred its regularly scheduled quarterly interest payments on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”) for the same periods.
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. There were no dividend payments made on preferred stock in 2010 or 2011, although such dividends have been accrued because they are cumulative.

On May 1, 2009 the Corporation paid a cash dividend of $2.00 per share to common stockholders. The Corporation did not pay a dividend in 2010 and is currently unable to determine when dividend payments may be resumed, and does not expect to pay common stock dividends for the foreseeable future. Whether cash dividends will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends. Finally, the Consent Order stipulates that the Bank may not pay dividends until it is in compliance with the provisions of the capital plan.
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time. Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to declare any dividend. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at March 31, 2011.
5. Comprehensive (loss) income
Total comprehensive (loss) income includes net loss and other comprehensive (loss) income which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive (loss) income for the three months ended March 31, 2011 and 2010 was $(386,000) and $431,000, respectively. The difference between the Corporation’s net loss and total comprehensive (loss) income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
6. Recent accounting pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
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
In July 2010, the FASB issued ASU 2010-20 to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the ASU is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition or results of operations.
In February 2011, the FASB issued ASU 2011-02 to provide additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”). Adoption of this pronouncement is required for interim and annual periods beginning on or after June 15, 2011. The adoption of this pronouncement is not expected to have a material impact on the Corporation’s financial condition or results of operations.
7. Investment securities available for sale
The amortized cost and fair values of investment securities available for sale were as follows:

		Gross	Gross
March 31, 2011	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$3,268	$56	$7	$3,317
Obligations of U.S. government sponsored entities	17,501	57	336	17,222
Obligations of state and political subdivisions	9,598	207	194	9,611
Mortgage-backed securities	62,185	1,696	334	63,547
Other debt securities	8,360	49	1,552	6,857
Equity securities:
Marketable securities	757	—	28	729
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,895	—	—	1,895

Total	$103,679	$2,065	$2,451	$103,293

		Gross	Gross
December 31, 2010	Amortized	Unrealized	Unrealized	Fair
2010 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$3,389	$64	$24	$3,429
Obligations of U.S. government sponsored entities	15,447	100	267	15,280
Obligations of state and political subdivisions	9,604	194	285	9,513
Mortgage-backed securities	66,037	1,892	24	67,905
Other debt securities	8,358	37	1,839	6,556
Equity securities:
Marketable securities	748	—	21	727
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,895	—	—	1,895

Total	$105,593	$2,287	$2,460	$105,420

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

March 31, 2011	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Mortgage-backed securities	$38	$38
Due after one year but within five years:
U.S. Treasury securities and obligations of U.S. government agencies	36	36
Obligations of state and political subdivisions	1,878	1,997
Obligations of U.S. government sponsored entities	750	759
Mortgage-backed securities	576	602
Other debt securities	1,000	933
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	90	90
Obligations of state and political subdivisions	3,982	3,979
Obligations of U.S. government sponsored entities	5,461	5,319
Mortgage-backed securities	444	462
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	3,142	3,192
Obligations of state and political subdivisions	3,738	3,634
Obligations of U.S. government sponsored entities	11,290	11,144
Mortgage-backed securities	61,127	62,445
Other debt securities	7,360	5,924

Total debt securities	100,912	100,554
Equity securities	2,767	2,739

Total	$103,679	$103,293

Investment securities available for sale which have had continuous unrealized losses as of March 31, 2011 and December 31, 2010 are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
March 31, 2011		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$2,106	$7	$67	$—	$2,173	$7
Obligations of U.S. government sponsored entities	8,698	320	2,027	16	10,725	336
Obligations of state and political subdivisions	5,234	194	—	—	5,234	194
Mortgage-backed securities	32,142	334	—	—	32,142	334
Other debt securities	—	—	5,339	1,552	5,339	1,552
Marketable equity securities	—	—	729	28	729	28

Total	$48,180	$855	$8,162	$1,596	$56,342	$2,451

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
December 31, 2010		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$1,054	$23	$162	$1	$1,216	$24
Obligations of U.S. government sponsored entities	6,733	254	2,080	13	8,813	267
Mortgaged-backed securities	6,219	24	—	—	6,219	24
Obligations of state and political subdivisions	5,147	285	—	—	5,147	285
Other debt securities	—	—	5,050	1,839	5,050	1,839
Equity securities	—	—	727	21	727	21

Total	$19,153	$586	$8,019	$1,874	$27,172	$2,460

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
Changes in the credit loss component of credit-impaired debt securities were as follows:

	For the Three	For the Three
	Months Ended	Months Ended
In thousands	March 31, 2011	March 31, 2010

Balance, December 31, 2010	$2,489	$2,489
Add: Initial credit impairments	—	—
Additional credit impairments	—	—
Less: Sale of investment securities	—	—

Balance, March 31, 2011	$2,489	$2,489

During the first quarters of 2011 and 2010, respectively, we recorded no OTTI charges.
The Bank owns a collateralized debt obligation (“CDO”) with a carrying value of $996,000 and market value of $521,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable. Additionally, the Bank owns a portfolio of six single-issue trust preferred securities with a carrying value of $4.5 million and a market value of $3.6 million. Finally, the Bank also owns three corporate securities with a carrying value of $3.4 million and a market value of $2.6 million that are rated below investment grade. All values are as of March 31, 2011. None of these securities are considered impaired as they are all fully performing and are expected to continue performing.
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
As of March 31, 2011, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of March 31, 2011.
8. Investment securities held to maturity
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM through March 2012.
9. Loans
Loans, net of unearned discount and net deferred origination fees and costs were as follows:

	March 31,	December 31,
In thousands	2011	2010

Commercial	$33,949	$38,225
Real estate	200,466	206,072
Installment	912	718

Total loans	235,327	245,015
Less: Unearned income	55	60

Loans	$235,272	$244,955

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans the Corporation analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. The Corporation uses the following definitions for risk ratings:
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
The risk category of loans by class of loans is as follows:

March 31, 2011		Special
In thousands	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans	$32,011	$53	$1,802	$83	$—	$33,949
Real estate loans
Church	36,172	9,618	17,105	—	—	62,895
Construction — other than third-party originated	2,031	400	11,171	—	—	13,602
Construction — third-party originated	—	—	9,241	2,682	—	11,923
Multifamily	11,471	1,568	1,222	273		14,534
Other	44,267	4,767	20,928	967	—	70,929
Residential	23,237	—	2,854	492	—	26,583
Installment	892	5	—	15	—	912

	$150,081	$16,411	$64,323	$4,512	$—	$235,327

December 31, 2010		Special
In thousands	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans	$35,776	$916	$1,384	$149	$—	$38,225
Real estate loans
Church	38,785	8,893	15,106	—	—	62,784
Construction — other than third-party originated	1,879	598	10,593	579	—	13,649
Construction — third-party originated	—	—	9,514	4,017	—	13,531
Multifamily	11,742	1,578	1,240	273		14,833
Other	46,544	5,064	20,973	1,202	—	73,783
Residential	24,286	—	2,714	492	—	27,492
Installment	696	16	1	5	—	718

	$159,708	$17,065	$61,525	$6,717	$—	$245,015

The following tables present the aging of the recorded investment in past due loans.

March 31, 2011		30-60	60-90	More than	Total Past
In thousands	0-30 Days	Days	Days	90 Days	Due	Current	Total

Commercial loans	$2,768	$1,971	$1,665	$2,551	$8,955	$24,994	$33,949
Real estate loans
Church	2,302	12,933	1,111	6,300	22,646	40,249	62,895
Construction — other than third-party originated	3,541	400	—	8,171	12,112	1,490	13,602
Construction — third-party originated	—	—	310	9,952	10,262	1,661	11,923
Multifamily	551	1,387	—	2,410	4,348	10,186	14,534
Other	2,325	6,205	—	8,048	16,578	54,352	70,930
Residential	521	545	30	2,425	3,521	23,061	26,582
Installment	32	—		—	32	880	912

	$12,040	$23,441	$3,116	$39,857	$78,454	$156,873	$235,327

December 31, 2010		30-60	60-90	More than	Total Past
In thousands	0-30 Days	Days	Days	90 Days	Due	Current	Total

Commercial loans	$3,251	$1,336	$1,449	$2,308	$8,344	$29,881	$38,225
Real estate loans
Church	339	13,096	7,630	4,909	25,974	36,810	62,784
Construction — other than third-party originated	4,025	—	—	8,057	12,082	1,567	13,649
Construction — third-party originated	454	1,531	530	9,253	11,768	1,763	13,531
Multifamily		2,608	1,248	273	4,129	10,704	14,833
Other	2,837	2,109	4,861	6,375	16,182	57,601	73,783
Residential	564	809	118	2,333	3,824	23,668	27,492
Installment	31	17		6	54	664	718

	$11,501	$21,506	$15,836	$33,514	$82,357	$162,658	$245,015

The following tables present the recorded investment in impaired loans by class of loans.

		Unpaid
March 31, 2011	Recorded	Principal	Related
In thousands	Investment	Balance	Allowance

Commercial loans	$361	$364	$—
Real estate loans
Church	7,416	7,735	8
Construction — other than third-party originated	6,554	7,055	—
Construction — third-party originated	11,613	14,591	737
Multifamily	1,393	1,956	85
Other	8,356	9,534	121
Residential	2,556	2,611	5
Installment	—	—	—

	$38,249	$43,846	$956

		Unpaid
December 31, 2010	Recorded	Principal	Related
In thousands	Investment	Balance	Allowance

Commercial loans	$10	$10	$—
Real estate loans
Church	5,460	5,624	—
Construction — other than third-party originated	6,689	7,067	242
Construction — third-party originated	13,078	16,315	1,123
Multifamily	273	824
Other	7,024	7,798	102
Residential	2,227	2,610	35
Installment	—	—	—

	$34,761	$40,258	$1,502

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued, and nonaccrual loans. Nonperforming loans were as follows:

	March 31,	December 31,
In thousands	2011	2010

Nonaccrual loans	$39,664	$35,916
Loans with interest or principal 90 days or more past due and still accruing	6,544	2,343

Total nonperforming loans	$46,208	$38,259

Nonperforming assets are generally secured by residential and small commercial real estate properties, except for church loans, which are generally secured by the church buildings.
At March 31, 2011 there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s loan portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $38.3 million at March 31, 2011 compared to $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $956,000 and $1.5 million. Charge-offs of impaired loans in the 2011 first quarter totaled $834,000. $33.3 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans in the first quarter of 2011 was $36.5 million, compared to $14.3 million in the similar period in 2010. Most of the impaired loans are secured by commercial real estate properties. There was no interest income recognized on impaired loans during the first quarter of either 2011 or 2010.
Troubled debt restructured loans (“TDRs”) totaled $2.9 million at March 31, 2011 and December 31, 2010, with a related allowance of $30,000 at March 31, 2011 and no related allowance at December 31, 2010 and included four borrowers. TDRs to one borrower amounting to $869,000 were accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.
The following tables present the allowance for loan losses by portfolio segment along with the related recorded investment in loans based on impairment method.

March 31, 2011	Individually	Collectively	Total
In thousands	Evaluated	Evaluated	Allowance

Commercial loans	$—	$2,491	$2,491
Real estate loans
Church	8	2,093	2,101
Construction — other than third-party originated	—	960	960
Construction — third-party Originated	738	307	1,045
Multifamily	85	184	269
Commercial	121	2,596	2,717
Residential	4	940	944
Installment	—	45	45
Unallocated	—	258	258

	$956	$9,874	$10,830

December 31, 2010	Individually	Collectively	Total
In thousands	Evaluated	Evaluated	Allowance

Commercial loans	$—	$2,770	$2,770
Real estate loans
Church	—	1,559	1,559
Construction — other than third-party originated	242	220	462
Construction — third-party Originated	1,123	452	1,575
Multifamily	—	633	633
Other	102	2,231	2,333
Residential	35	701	736
Installment	—	55	55
Unallocated	—	503	503

	$1,502	$9,124	$10,626

9. Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Balance,				Balance,
March 31, 2011	December 31,	Provision for Loan			March 31,
In thousands	2010	Losses	Recoveries	Chargeoffs	2011

Commercial loans	$2,770	$(202)	$41	$118	$2,491
Real estate loans
Church	1,559	594	—	52	2,101
Construction — other than third-party originated	462	958	—	460	960
Construction — third-party originated	1,575	(530)	—	—	1,045
Multifamily	633	(364)	—	—	269
Other	2,333	691	50	357	2,717
Residential	736	308	—	100	944
Installment	55	(10)	—	—	45
Unallocated	503	(245)			258

	$10,626	$1,200	$91	$1,087	$10,830

10. Fair value measurement of assets and liabilities
The fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
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

The following tables present the assets and liabilities that are measured at fair value hierarchy at March 31, 2011 and December 31, 2010, respectively.

March 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$103,293	$3,317	$99,455	$521

Total assets	$103,293	$3,317	$99,455	$521

December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$105,420	$3,429	$102,492	$499

Total assets	$105,420	$3,429	$102,492	$499

The fair value of Level 3 investments at March 31, 2011 was $22,000 more than the related fair value at December 31, 2010 due to an increase in the market value of the Level 3 investments.
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
At March 31, 2011, the Corporation had impaired loans with outstanding principal balances of $43.8 million, of which $424,000 was written down to fair value during the first three months of 2011, while at March 31, 2010, the Corporation had impaired loans with outstanding principal balances of $17.4 million, of which $4 million were written down to fair value during the first quarter of 2010. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, as well as costs to sell the underlying collateral.
11. Long-term debt
At March 31, 2011, long-term debt included a $5 million, 5% senior note due in February 2022 issued under a Credit Agreement (as defined below). Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.
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
The Corporation has been in violation of certain covenants of the loan agreement. Although the loan becomes immediately payable as a result of these violations, which are considered an event of default, the lender has informally indicated that no action will be taken as a result of these violations.

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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2011 and December 31, 2010.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at March 31, 2011 and December 31, 2010. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at March 31, 2011 and December 31, 2010.

The following table presents the carrying amounts and fair values of financial instruments.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$50,727	$50,727	$20,778	$20,778
Interest-bearing deposits with banks	1,140	1,140	3,289	3,289
Investment securities AFS	103,293	103,293	105,420	105,420
Investment securities HTM	—	—	—	—
Loans	235,272	230,103	244,955	239,242
Loans held for sale	—	—	—	—
Financial liabilities
Deposits	351,964	342,194	338,551	331,434
Short-term borrowings	—	—	—	—
Long-term debt	19,200	19,611	19,200	19,631

13. Subsequent event
As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that compiles with GAAP. The Corporation has evaluated subsequent events through July 31, 2011, which is the date that the Corporation’s financial statements are being issued.
Based on the evaluation, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.
The Corporation also deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the Trust.
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
Cautionary statement concerning forward-looking statements
This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s expectations about new and existing programs and products, relationships, opportunities, and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligation for updating any such forward-looking statement at any time
Executive summary
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
We incurred a loss in the first quarter of 2011 of $1.6 million compared to a loss of $704,000 in the first quarter of 2010 due primarily to a drop in net interest income coupled with higher credit costs and expenses incurred in connection with complying with the provisions of the aforementioned Consent Order.

Additionally, we expect to record reduced earnings during the remainder of 2011 due to expected higher costs for consultants retained to achieve compliance with the Consent Order, higher FDIC insurance expense and elevated credit costs, along with lower net interest income.
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
During the first quarter of 2011, we engaged Preston Pinkett III, as our interim President and Chief Executive Officer following the retirement of Louis Prezeau.
The Bank is subject to a Consent Order with the Comptroller of the Currency (the “OCC”), and the Corporation is a party to the FRBNY Agreement, each as described in Note 2 to the Financial Statements The Bank is currently not in compliance with the capital ratio requirements of the Consent Order The Bank is taking steps to remedy its non-compliance with the Consent Order, however, there is no assurance that it will be able to do so.
Financial Condition
At March 31, 2011, total assets rose to $398.6 million from $387.3 million at the end of 2010, while total deposits increased to $352 million from $338.6 million. Average assets, however, declined during the first three months of 2011 to $395 million, from $482.4 million a year earlier. The increase in deposits resulted from higher levels of municipal operating account deposits.
Federal funds sold
Federal funds sold totaled $41.9 million at March 31, 2011 compared to $13.6 million at the end of 2010, while the related average balance increased to $32 million in the first quarter of 2011 from $27.8 million in the similar period of 2010. Both changes resulted from the aforementioned changes in deposit balances.
Investments
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with the deleveraging program to reduce total asset levels in order to improve capital ratios, and improve liquidity by allowing for the disposition of securities, if necessary. The investment portfolio declined 2% to $103.3 million at March 31, 2011 from $105.4 million at the end of 2010 due to principal payments, while the net unrealized loss, net of tax rose to $386,000 million from $127,000 at the end of 2010 due primarily to the effects of a slightly higher long-term interest rate environment.
Loans
Loans declined to $235.3 million at March 31, 2011 from $245 million at December 31, 2010, while average loans of $241.6 million in the first three months of 2011 was down from $274.9 million for the first three months of 2010. The declines resulted from paydowns and principal payments, along with charge-offs. We are presently originating very few loans, which are primarily to existing customers. Additionally, the Bank closed its residential lending department and expects to originate few loans, if any, during 2011.

Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.
March 31, 2011

	Balance,				Balance,
	December	Provision for Loan			March 31,
In thousands	31, 2010	Losses	Recoveries	Chargeoffs	2011

Commercial loans	$2,770	$(202)	$41	$118	$2,491
Real estate loans
Church	1,559	594	—	52	2,101
Construction — other than third-party originated	462	958	—	460	960
Construction — third-party originated	1,575	(530)	—	—	1,045
Multifamily	633	(364)	—	—	269
Other	2,333	691	50	357	2,717
Residential	736	308	—	100	944
Installment	55	(10)	—	—	45
Unallocated	503	(245)			258

	$10,626	$1,200	$91	$1,087	$10,830

Three Months
Ended March 31,
(In thousands)	2010

Balance at beginning of period	$8,650
Provision for loan losses	1,381
Recoveries of previous charge-offs	9

10,040
Less: Charge-offs	2,040

Balance at end of period	$8,000

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
Additionally, nonaccrual loans over a specific dollar amount are individually evaluated, along with all troubled debt restructured loans, for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral, resulting in an immediate charge-off to the allowance. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.
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
The allowance contains reserves identified as unallocated to cover inherent losses in the loan portfolio which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of the regional economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for judgmental factors and the uncertainty that is inherent in estimates of probable credit losses. The unallocated reserves declined due to management’s determination, based on an ongoing review of the portfolio, that the level of unallocated reserves is adequate.
Various loan risk categories experienced declines in the related allowance allocations at March 31, 2011 due to reductions in the related unpaid principal balances.

The allowance represented 4.60% of total loans at March 31, 2011 compared to 4.34% at December 31, 2010, while the allowance represented 23.44% of total nonperforming loans at March 31, 2011 compared to 27.77% at the end of 2010 due to an increase in the first quarter 2011 allowance and a substantial increase in nonperforming loans, respectively.

	March 31,	December 31,	March 31,
	2011	2010	2010

Allowance for loan losses as a percentage of:
Total loans	4.60%	4.34%	2.99%
Total nonperforming loans	23.44%	27.77%	36.72%
Year-to-date net charge-offs as a percentage of average loans (annualized)	1.65%	2.87%	2.97%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010

Loans past due 90 days or more and still accruing
Commercial	$634	$928	$113
Real estate	5,910	1,415	375
Installment	—	—	—

Total	6,544	2,343	488

Nonaccrual loans
Commercial	2,036	1,436	3,349
Real estate	37,628	34,480	17,943
Installment	—	—	2

Total	39,664	35,916	21,294

Total nonperforming loans	46,208	38,259	21,782
Other real estate owned	1,913	1,997	2,352

Total nonperforming assets	$48,121	$40,256	$24,134

Nonperforming assets continued to increase in the first quarter of 2011 due primarily to the continued deterioration in the quality of the commercial real estate loan portfolio, which continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country and is expected to recover later as well. The deterioration in credit quality in the overall portfolio since the end of 2009 has occurred primarily in two segments of the commercial real estate loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches. Past due loans were higher due to several loans that matured but did not become past due 90 days until the 2011 first quarter.
Included in the portfolio are loans to churches totaling $62 million and loans acquired from the third-party lender totaling $15.9 million. Nonaccrual loans includes $6.7 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy, and $11.6 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be foreclosed. Nonaccrual loans to churches located in New York totaled $3.1 million at March 31, 2011.
Impaired loans totaled $38.3 million at March 31, 2011 compared to $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $956,000 and $1.5 million. Charge-offs of impaired loans in the 2011 first quarter totaled $834,000, while $33.3 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans in the first quarter of 2011 was $36.5 million compared to $14.3 million in the similar period in 2010. Most of the impaired loans are secured by commercial real estate properties. There was no interest income recognized on impaired loans during the first quarter of either 2011 or 2010.

Troubled debt restructured loans (“TDRs”) totaled $2.9 million at March 31, 2011 and December 31, 2010, with a related allowance of $30,000 at March 31, 2011 and no related allowance at December 31, 2010 and included four borrowers. TDRs to one borrower amounting to $871,000 were accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. This volatility can cause increases in period-end deposit balances while concurrently contributing to declines in average balances for the related period. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at March 31, 2011 and December 31, 2010. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit.
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
Total deposits rose to $352 million at March 31, 2011 from $338.6 million at the end of 2010, while average deposits decreased to $346.9 million for the first three months of 2011 from $395.7 million for the first three months of 2010.
Total noninterest bearing demand deposits rose to $47.7 million at March 31, 2011 from $35.1 million at the end of 2010, while average demand deposits of $45.8 million for the first quarter of 2011 compared to $35.4 for the first three months of 2010.
Money market deposit accounts of $60.1 million at March 31, 2011 were relatively unchanged from $61.9 at the end of 2010, while the related average balance fell to $58 million for the first quarter of 2011 from $75.6 million in the same period of 2010.
Interest-bearing demand deposit accounts account balances increased to $49.1 million at March 31, 2011 compared to $45.7 million at the end of 2010, and averaged $47.4 million for the first quarter of 2011 compared to $35.4 million for the first quarter of 2010.
Passbook and statement savings accounts totaled $23.2 million at March 31, 2011, unchanged from December 31, 2010 and averaged $23 million for the first quarter of 2011, down slightly from $24.6 million for the same period in 2010.
Time deposits totaled $172 million at March 31, 2011, relatively unchanged from $172.8 million at December 31, 2010, while average time deposits fell slightly to $172.7 million for the first three months of 2010 from $200.3 million for the similar 2010 period.
Short-term borrowings
There were no short-term borrowings at March 31, 2011 or December 31, 2010, while the related average balances were none for the 2011 first quarter and $116,000 for the first quarter of 2010. The decline in the average balance resulted from the discontinuance of a repo program with a customer.
Long-term debt
Long-term debt at March 31, 2011 was unchanged from $14.2 million at December 31, 2010, while the related average balances were $14.2 million for the first quarter of 2011 compared to $48.4 million for the same period in 2010. The decrease resulted primarily from the prepayment of $26.7 million of Federal Home Loan Bank advances in the fourth quarter of 2010.
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

Typically, the primary source of capital growth is through retention of earnings, reduced by dividend payments. During 2010 as well as in February 2011, City National Bancshares Corporation deferred the payments of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently, and no dividend payments were made during the first quarter of 2011.
Set forth below are consolidated and bank-only capital ratios.

	Consolidated		Bank Only
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010

Risk-based capital ratios:
Tier 1 capital to risk-
adjusted assets	9.07%	9.47%	10.85%	11.21%
Minimum to be considered well-capitalized	6.00	6.00	6.00	6.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	10.00	10.00
Total capital to risk-
adjusted assets	12.21	12.59	12.13	12.49
Minimum to be considered well-capitalized	10.00	10.00	10.00	10.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	12.00	12.00
Leverage ratio	6.40	6.30	7.65	7.45
Minimum to be considered well-capitalized	5.00	5.00	5.00	5.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	9.00	8.00

The regulatory ratios at March 31, 2011 based on risk-based assets were lower than the ratios at December 31, 2010 because of the year-to-date net loss. Leverage ratios rose for both CNBC and CNB because of a reduction in average assets during the period compared to the previous period.
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
The Bank is subject to a Consent Order with the Comptroller of the Currency (the “OCC”), and the Corporation is a party to the FRBNY Agreement, each as described in Note 2 to the Financial Statements The Bank is currently not in compliance with the capital ratio requirements of the Consent Order The Bank is taking steps to remedy its non-compliance with the Consent Order, however, there is no assurance that it will be able to do so.
Finally, the Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March

2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of March 31, 2011 and December 31, 2010, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, the Corporation’s outstanding trust preferred securities will continue to count as Tier I capital but the Corporation will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.
Results of Operations
The Corporation recorded a net loss of $1.6 million for the first quarter of 2011 compared to a net loss of $704,000 for the same 2010 period. Related loss per share on a diluted basis were $(12.80) and $(6.72). The reduction in earnings was attributable primarily to a decline in net interest income and higher management consulting fees.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income totaled $2.7 million in the first quarter of 2011, $769,000 less than the similar 2010 period, while the related net interest margin fell 37 basis points, to 2.86% from 3.23%. Although interest expense declined $672,000, interest income was down $1.5 million due to a number of factors, including the lack of loan originations, the loss of income on investment securities that were sold during 2010 and the continued loss of income on nonaccrual loans. Additionally, principal payments were largely reinvested in Federal funds sold, a lower yielding asset, in an effort to maintain liquidity.
Interest income on a FTE basis declined to $4.1 million for the first quarter of 2011 from $5.7 million in the similar 2010 quarter due to a reduction in earning assets, which averaged $378.3 million in 2011 compared to $459.1 million in 2010, as well as a decline in the average rate earned to 4.28% from 5.01%.
Interest income on taxable investment securities was lower in the first three months of 2011 due to a lower average balance, which declined from $128.8 million to $96.9 million, along with a lower average rate earned, which fell from 4.51% to 4.06%. Both reductions resulted from sales of investments in 2010 to reduce asset size in conjunction with the deleveraging program and record portfolio gains to boost capital levels. Some proceeds from the sales were reinvested back into the portfolio at lower rates than earned on the securities sold.
Tax-exempt investment income also declined due primarily to sales of securities, which reduced the average balance from $28.2 million to $6.3 million.
Interest income on loans fell due to a decline in the average rate earned from 5.54% to 4.97%, while average loan volume decreased as well, from $273.6 million in the 2010 first quarter to $241.6 million in the similar 2011 quarter. This decline was the most significant driver in our year-to-year earnings reduction and was fueled by a lack of loan originations, charge-offs and the loss of interest on nonaccrual loans.
Interest expense fell 33.9% in the first quarter of 2011, as the average rate paid on interest-bearing liabilities declined by 31 basis points, from 1.98% to 1.67%. This decline in expense was due to lower average balances resulting primarily from the aforementioned deleveraging along with the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on time deposits due to the aforementioned runoff.
Provision for loan losses
The provision declined slightly in the first quarter of 2011 to $1.2 million from $1.4 million for the similar quarter in 2010 as loan charge-offs declined significantly, although nonperforming loans grew substantially, representing a higher percentage of total loans. Based on an ongoing evaluation of the loan portfolio, management believes that the ALLL level at March 31, 2011 is adequate.
Other operating income
Other operating income, including the results of investment securities transactions, decreased in the first quarter of 2011 compared to the similar 2010 period primarily due to lower service charges on deposit accounts resulting largely from the closing of two branch locations in 2010.
Other operating expenses
Other operating expenses of $3.7 million in the first quarter of 2011 was slightly higher than the first quarter of 2010 although there were significant changes within the various expense categories. Salaries and other employee benefits declined due to the closing of two branch locations in 2010, as did occupancy and equipment expense. Energy costs were higher due to the adverse weather conditions experienced during the recent winter. Credit costs rose sharply due to ongoing nonperforming loan problems. We incurred personnel agency fees in 2011 compared to none a year earlier and management consulting fees were sharply higher in 2011 due to the retention of consultants to assist in complying with the terms of the Consent Order, along with the outsourcing of the internal audit and compliance functions.

Income tax expense
Income tax expense in both the first quarter of 2011 and 2010 was limited to state tax expense as federal income tax benefits were restricted by valuation allowances. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.
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
A significant part of the Bank’s deposit base is from municipal deposits, which comprised $112.5 million, or 31.9% of total deposits at March 31, 2011 compared to $105.8 million, or 31.2% of total deposits at December 31, 2010. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $54.4 million of investment securities were pledged as collateral for these deposits. As a result of the large size of these individual deposit relationships, these municipalities may at times represent a potentially volatile source of liquidity.
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
As a result of the loss incurred, there were no significant sources or uses of cash during the first three months of 2011 from operating activities. Net cash used in investing activities was for investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The most significant source of funds was an increase in deposits while there were no uses of cash provided by financing activities.
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
A simulation model is used for asset-liability management purposes, assuming an immediate and parallel 100 basis point shift in interest rates. The most recently prepared model indicates that net interest income would increase .50% from base case scenario if interest rates rise 200 basis points and decline 12.11% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 16.72% if rates rose 200 basis points and decline 12.93% if rates declined 200 basis points.
Management believes that the exposure to a 200 basis point, or more, falling rate environment is nominal given the historically low interest rate environment. These results indicate that the Corporation is asset-sensitive, meaning that the interest rate risk is higher if interest rates fall, which management does not expect to occur during 2011 based on the current low interest rate environment.
Item 4
Controls and Procedures
(a) Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined on Rules 13(a) — 13(e) and 15(d) — 15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation’s periodic reports filed with the SEC. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.
(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Agreement with the OCC in the Consent Order.
PART II Other information
Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
The Bank is subject to a Consent Order and the Corporation is subject to the FRBNY Agreement. The Bank is not in compliance with the capital ratio requirements of the Consent Order
As stated in Note 2 to the Financial Statements, the Bank is subject to a Consent Order which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition and the Corporation is subject to the FRBNY Agreement. As of March 31, 2011, the Bank believes it has timely complied with the requirements of the Consent Order with the exception of the capital ratio requirements. We believe we are in compliance with the FRBNY Agreement. If our regulators believe we failed to comply with the Consent Order or the FRBNY Agreement they could take additional regulatory action including forcing the Corporation’s Board to sell, merge or liquidate the Bank.
The Corporation’s Financial Results and the Bank’s Failure to Comply with the Consent Order Raises Substantial Doubt About the Corporation’s and the Bank’s Ability to Continue as Going Concerns Through the End of 2011.
The Corporation recorded a net loss of $1.6 million for the 2011 first quarter and a net loss of $7.5 million for fiscal 2010. These financial results and the failure of the Bank to comply with the Consent Order with the OCC, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation’s and the Bank’s ability to continue as going concerns through the end of 2011.

The Corporation Has Deferred Payment of Dividends on its Series G Preferred Stock and Certain Debentures and May Not Pay Dividends on its Common or other Preferred Stock Until Such Series G Dividends and Interest on Debentures are Paid.
In May, 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”). The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Additionally, the Corporation intends to defer payments in 2011 on the aforementioned instruments and cannot presently determine when such payments will resume.
There have been no other material changes in risk factors since December 31, 2010.
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2010 Annual Report to Stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Pursuant to his employment agreement dated March 1, 2011 we are issuing to Mr. Pinkett, 667 shares of common stock at a price of $37.50 per share evenly over the term of his employment (from March 1, 2011 to September 1, 2011). On January 21, 2011, our director, Mr. Carney, a director of the Corporation, purchased from us 30 shares of common stock at a price of $37.50 per share.
The Corporation is relying on the exemption in Section 4(2) of the Securities Act and/or Regulation D adopted pursuant to the Securities Act in the issuance of the aforesaid shares, as these were private placements of securities to our principal executive officer and a director.
Item 3. Defaults Upon Senior Securities.
(b) In the first quarter of 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend in the amount of $117,987 on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. As of the last day of the first quarter, an aggregate of $730,000 in its Series G dividends and related accrued but unpaid interest had been deferred. In addition, during the first quarter of 2011, the Corporation deferred its regularly scheduled quarterly interest payment of $30,919 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”), as permitted by the terms of such debentures. As of the last day of the first quarter of 2011, a total of $158,000 in interest under such debentures was deferred.
In addition, dividends on all other series of the Corporation’s preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G Preferred is outstanding, without the consent of the holder of the Series G Preferred.

Series	Amount Deferred in First Quarter	Total Deferred to Date

A	$12,000	$12,000
C	2,160	2,160
D	3,300	3,300
E	147,000	147,000
F	149,318	746,594
The Corporation’s failure to pay dividends for the previous five (5) consecutive dividend periods has triggered board appointment rights for the holders of the Series F preferred stock. The Corporation’s failure to pay dividends for six (6) consecutive dividend periods with respect to the Series G preferred stock has triggered additional board appointment rights for the holders of Series G preferred stock and Series F preferred stock.
Item 6. Exhibits
(10.1)	Employment Agreement, effective as of March 1, 2011, by and between City National Bank of New Jersey and Preston D. Pinkett, III (incorporated by reference to our 8-K filed on March 9, 2011)

(10.2)	TARP Waiver executed by Preston D. Pinkett, III, effective as of March 1, 2011 (incorporated by reference to our 8-K filed on March 9, 2011)

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION (Registrant)
August 03, 2011	/s/ Edward R. Wright
Edward R. Wright
Duly Authorized Signatory and Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
(10.1)	Employment Agreement, effective as of March 1, 2011, by and between City National Bank of New Jersey and Preston D. Pinkett, III (incorporated by reference to our 8-K filed on March 9, 2011)

(10.2)	TARP Waiver executed by Preston D. Pinkett, III, effective as of March 1, 2011 (incorporated by reference to our 8-K filed on March 9, 2011)

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).