Form 10-Q
period 2011-06-30
CITY NATIONAL BANCSHARES CORP
filed 2011-09-02
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 11, 2011 was approximately $3,049,538.
There were 131,326 shares of common stock outstanding at August 11, 2011.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share data	2011	2010

Assets

Cash and due from banks	$8,842	$7,228
Federal funds sold	22,500	13,550
Interest-bearing deposits with banks	2,134	3,289
Investment securities available for sale	99,678	105,420
Loans	225,214	244,955
Less: Allowance for loan losses	10,895	10,626

Net loans	214,319	234,329

Premises and equipment	2,776	2,974
Accrued interest receivable	1,705	1,933
Bank-owned life insurance	5,824	5,730
Other real estate owned	1,959	1,997
Other assets	6,455	10,817

Total assets	$366,192	$387,267

Liabilities and Stockholders’ Equity
Deposits:
Demand	$45,089	$35,132
Savings	112,483	130,663
Time	162,760	172,756

Total deposits	320,332	338,551
Accrued expenses and other liabilities	5,278	6,620
Short-term portion of long-term debt	5,000	5,000
Long-term debt	14,200	14,200

Total liabilities	344,810	364,371

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A, issued and outstanding 8 shares in 2011 and 2010	200	200
Series C, issued and outstanding 108 shares in 2011 and 2010	27	27
Series D, issued and outstanding 3,280 shares in 2011 and 2010	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2011 and 2010	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2011 and 2010	6,790	6,790
Preferred stock, no par value, perpetual cumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares in 2011 and 2010	10,244	9,990
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2011 and 2010
131,326 shares outstanding in 2011 and 131,290 in 2010	1,345	1,345
Surplus	1,115	1,115
Retained earnings	(2,412)	514
Accumulated other comprehensive income (loss)	1,029	(127)
Treasury stock, at cost-3,204 and 3,240 common shares in 2011 and 2010, respectively	(226)	(228)

Total stockholders’ equity	21,382	22,896

Total liabilities and stockholders’ equity	$366,192	$387,267

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands, except per share data	2011	2010	2011	2010

Interest income
Interest and fees on loans	$2,984	$3,709	$5,945	$7,479
Interest on federal funds sold and securities purchased under agreements to resell	8	13	19	21
Interest on deposits with banks	59	7	118	14
Interest and dividends on investment securities:
Taxable	945	1,304	1,928	2,758
Tax-exempt	61	240	123	523

Total interest income	4,057	5,273	8,133	10,795

Interest expense
Interest on deposits	1,074	1,472	2,195	3,041
Interest on long-term debt	201	423	401	852

Total interest expense	1,275	1,895	2,596	3,893

Net interest income	2,782	3,378	5,537	6,902
Provision for loan losses	814	1,010	2,014	2,391

Net interest income after provision for loan losses	1,968	2,368	3,523	4,511

Other operating income
Service charges on deposit accounts	289	340	571	702
Agency fees on commercial loans
Award income	25	1,025	50	1,050
Other income	304	279	634	582
Net gains on sales of investment securities	—	528	—	529

Total other operating income	618	2,172	1,255	2,863

Other operating expenses
Salaries and other employee benefits	1,483	1,559	2,918	3,143
Occupancy expense	258	470	626	837
Equipment expense	112	146	245	300
Data processing expense	94	86	188	181
Appraisal fees	5	146	120	161
Professional fees	185	317	379	456
Marketing expense	63	97	122	174
Management consulting fees	554	89	1,039	354
Regulatory expense	395	272	690	562
OREO expense	140	15	243	35
Other expenses	395	468	849	990

Total other operating expenses	3,684	3,665	7,419	7,188

(Loss) income before income tax expense	(1,098)	875	(2,641)	186
Income tax expense	19	53	31	68

Net (loss) income	$(1,117)	$822	$(2,672)	$118

Net (loss) income per common share
Basic	$(9.48)	$5.32	$(22.28)	$(0.94)
Diluted	(9.48)	5.32	(22.28)	(0.94)

Basic average common shares outstanding	131,326	131,290	131,313	131,290
Diluted average common shares outstanding	131,326	131,290	131,313	131,290

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
Dollars in thousands	2011	2010

Operating activities
Net (loss) income	$(2,672)	$118
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	213	210
Provision for loan losses	2,014	2,391
Premium amortization on investment securities	54	61
Amortization of intangible assets	—	75
Net gains on securities transactions	—	(529)
Net writedowns (gains) on loans held for sale	—	(6)
Net losses on sales of real estate owned	178	(17)
Proceeds from sales and principal payments from loans held for sale	—	196
Decrease in accrued interest receivable	228	401
Deferred tax	—	1,195
Net increase in bank-owned life insurance	(94)	(96)
Decrease in other assets	4,311	205
(Decrease) increase in accrued expenses and other liabilities	(1,342)	296

Net cash provided by operating activities	2,890	4,500

Investing activities
Decrease in loans, net	17,862	10,148
Decrease in interest-bearing deposits with banks	1,155	27
Proceeds from maturities of investment securities available for sale, including principal payments and early redemptions	10,223	23,594
Proceeds from maturities of investment securities held to maturity, including principal payments and early redemptions	—	1,247
Proceeds from sales of investment securities available for sale	—	14,502
Purchases of investment securities available for sale	(3,334)	(14,257)
Proceeds from sales of other real estate owned	—	556
Purchases of premises and equipment	(15)	(456)

Net cash provided by investing activities	25,891	35,361

Financing activities
Decrease in deposits	(18,219)	(9,336)
Increase in short-term borrowings	—	500
Decrease in long-term debt	—	(2,000)
Issuance of treasury stock	2	—

Net cash used by financing activities	(18,217)	(10,836)
Net increase in cash and cash equivalents	10,564	29,025

Cash and cash equivalents at beginning of period	20,778	12,308

Cash and cash equivalents at end of period	$31,342	$41,333

Cash paid during the year
Interest	$2,495	$3,706
Income taxes	66	10

Non-cash transactions
Transfer of held to maturity securities to available for sale	—	39,144
Transfer of loans to other real estate owned	140	—
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
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and assuming the Corporation and Bank will continue as going concerns. See Note 3. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation’s December 31, 2010 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Going concern/regulatory compliance
The consolidated financial statements of the Corporation as of and for the three months and six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
The Bank was subject to a Formal Agreement with the OCC (“Office of the Comptroller of the Currency”) entered into on June 29, 2009 (the “Formal Agreement”). The Consent Order required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement and failed to comply with the higher leverage ratio of 8% required to be maintained.
Due to the Bank’s condition, the OCC has required that the board of directors of the Bank (the “Bank Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. The Bank entered into a consent order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements. The Order supersedes and replaces a Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Bank Board and the OCC. As a result of the Order, the Bank may not be deemed “well capitalized.” The description of the Consent Order is only a summary.
Specifically, the Order imposes the following requirements on the Bank:
•	within five (5) days of the Order, the Bank Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank’s adherence to the Order.

•	within ninety (90) days of the Order, the Bank Board must develop and submit to the OCC for review a written strategic plan covering at least a three-year period, establishing objectives for the overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives.

•	by March 31, 2011, and thereafter the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well capitalized” as otherwise defined in applicable regulations.

•	within ninety (90) days of the Order, the Bank Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital and projections for growth and capital requirements, based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the

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

•	the Bank is restricted on the payment of dividends.

•	to ensure the Bank has competent management in place at all times, including: within ninety (90) days of the Order, the Bank Board shall provide to the OCC qualified and capable candidates for the positions of President, Senior Credit Officer, Consumer Compliance Officer and Bank Secrecy Officer; within ninety (90) days of the date of the Order, the Bank Board (with the exception of Bank executive officers) shall prepare a written assessment of the Bank’s executive officers to perform present and anticipated duties; prior to appointment of any individual to an executive position provide notice to the OCC, who shall have the power to veto such appointment; and the Bank Board shall at least annually perform a written performance appraisal for each Bank executive officer.

•	within sixty (60) days of the Order, the Bank Board shall develop and the Bank shall implement, and thereafter ensure compliance with, a written credit policy to ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management.

•	within ninety (90) days of the Order the Bank Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing, and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank’s revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller’s Handbook on “Rating Credit Risk”; providing for identification, measurement, monitoring, and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank’s lending policies, and laws, rules, and regulations pertaining to the Bank’s lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.

•	within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.

•	the Bank must implement and maintain an effective, independent, and ongoing loan review program to review, at least quarterly, the Bank’s loan and lease portfolios, to assure the timely identification and categorization of problem credits.

•	the Bank is also required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Bank Board at least quarterly.

•	within sixty (60) days of the Order, the Bank Board shall adopt and the Bank (subject to Bank Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank’s interest in those assets criticized in the most recent Report of Examination (“ROE”) by the OCC, in any subsequent ROE, by any internal or external loan review, or in any list provided to management by the national bank examiners during any examination as “doubtful,” “substandard,” or “special mention.”

•	within one hundred twenty (120) days of the Order, the Bank Board must revise and maintain a comprehensive liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs, and that includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk.

•	within ninety (90) days of the Order, the Bank Board shall identify and propose for appointment a minimum of two (2) new independent directors that have a background in banking, credit, accounting, or financial reporting, and such appointment will be subject to veto power of the OCC.

•	within ninety (90) days of the Order, the Bank Board shall adopt, implement, and thereafter ensure adherence to a written consumer compliance program designed to ensure that the Bank is operating in compliance with all applicable consumer protection laws, rules, and regulations.

•	within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated thereunder and regulations of the Office of Foreign Assets Control (“OFAC”), 31 C.F.R. Chapter V, as amended (collectively referred to as the “Bank Secrecy Act” or “BSA”) and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA.

•	within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank’s operations; determine the Bank’s level of compliance with all applicable laws, rules, and regulations; assess and report the effectiveness of policies, procedures, controls, and management oversight relating to accounting and financial reporting; evaluate the Bank’s adherence to established policies and procedures, with particular emphasis directed to the Bank’s adherence to its loan, consumer compliance, and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.

•	within ninety (90) days of the Order, the Bank Board must develop and implement a comprehensive compliance audit function to include an independent review of all products and services offered by the Bank, including without limitation, a risk-based audit program to test for compliance with consumer protection laws, rules, and regulations that includes an adequate level of transaction testing; procedures to ensure that exceptions noted in the audit reports are corrected and responded to by the appropriate Bank personnel; and periodic reporting of the results of the consumer compliance audit to the Bank Board or a committee thereof.

•	the Bank Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule, or regulation cited in any ROE, or brought to the Bank Board’s or Bank’s attention in writing by management, regulators, auditors, loan review, or other compliance efforts.
The Order permits the OCC to extend the time periods under the Order upon written request. Any material failure to comply with the Order could result in further enforcement actions by the OCC. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve and maintain the minimum capital levels, the Order specifically states that the OCC may require the Corporation to sell, merge, or liquidate the Bank.
As a result of the Consent Order, the Bank may not accept, renew, or roll over any brokered deposit. This affects the Bank’s ability to obtain funding. In addition, the Bank may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited.
As of June 30, 2011, when considering deadline extensions granted, the Corporation believes it has timely complied with the requirements of the Consent Order as of such date with the exception of the capital ratio requirements.
On December 14, 2010, the Corporation entered into a written agreement (the “FRBNY Agreement”) with the Federal Reserve Bank of New York (“FRBNY”). The following is only a summary of the FRBNY Agreement. Pursuant to the FRBNY Agreement, the Corporation’s board of directors is to take appropriate steps to utilize fully the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Formal Agreement (now superseded) and any other supervisory action taken by the OCC, such as the Order.
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
The Corporation recorded a net loss of $2.7 million in the 2011 first half compared to net income of $118,000 in the 2010 first half primarily due to significant declines in net interest income and other operating income, along with higher costs for consultants retained to achieve compliance with the provisions of the Consent Order. The decrease in real estate values and instability in the market, as well as other macroeconomic factors, such as unemployment, have contributed to a decrease in credit quality and increased provisioning. While the Bank and Corporation are implementing steps to improve their financial performance, there can be no assurance they will be successful. These deteriorating financial results and the failure of the Bank to comply with the OCC’s higher mandated capital ratios under the Consent Order, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation’s and the Bank’s ability to continue as going concerns. Management developed a plan to address the compliance matters raised by the OCC and the ability to maintain future financial viability and submitted the plan to the OCC for approval. The OCC has requested the Bank to include more detailed information to the plan. In order to meet the minimum capital ratios required by the Consent Order, the terms of the plan include raising capital. However, there can be no assurances that such a plan can be achieved.
4. Net (loss) income per common share
The following table presents the computation of net loss per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2011	2010	2011	2010

Net (loss) income	$(1,117)	$822	$(2,672)	$118
Dividends on preferred stock	128	122	254	240

Net (loss) income applicable to basic common shares	(1,245)	700	(2,926)	(122)
Dividends applicable to convertible preferred stock	—	—	147	—

Net (loss) income applicable to diluted common shares	$(1,245)	$700	$(2,779)	$(122)

Number of average common shares
Basic	131,326	131,290	131,313	131,290

Diluted	131,326	131,290	131,313	131,290

Net (loss) income per common share
Basic	$(9.48)	$5.32	$(22.28)	$(.94)
Diluted	(9.48)	5.32	(22.28)	(.94)
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
During 2010 and the first half of 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury. In addition, the Corporation deferred its regularly scheduled quarterly interest payments on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”) for the same periods.
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
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time. Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to declare any dividend. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at June 30, 2011.
5. Comprehensive (loss) income
Total comprehensive (loss) income includes net income or loss and other comprehensive income or loss which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation’s total comprehensive income (loss) for the three months ended June 30, 2011 and 2010 was $1,415,000 and $1,379,000, respectively and for the six months ended June 30, 2011 and 2010 was $(1,029,000) and $1,810,000, respectively. The difference between the Corporation’s net income and total comprehensive (loss) income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
6. Recent accounting pronouncements
In January 2010, the FASB (“Financial Accounting Standards Board”) issued Accounting Standards Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial condition, results of operations or financial statement disclosures.
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
In April of 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which states that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments also provide clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This pronouncement was issued concurrently with IFRS 13, “Fair Value Measurements”, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Corporation does not expect that the adoption of this pronouncement will have a material impact on the Corporation’s financial condition or results of operations.
In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU is intended to increase the prominence of other comprehensive income in financial statements, and eliminates the option in current U.S. generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity. The new guidance is to be applied retrospectively, effective for fiscal years beginning after December 15, 2011.
7. Investment securities available for sale
The amortized cost and fair values of investment securities available for sale were as follows:

		Gross	Gross
June 30, 2011	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$3,178	$101	$24	$3,255
Obligations of U.S. government sponsored entities	14,963	102	157	14,908
Obligations of state and political subdivisions	9,592	267	71	9,788
Mortgage-backed securities	59,804	2,148	—	61,952
Other debt securities	8,362	75	1,392	7,045
Equity securities:
Marketable securities	765	—	20	745
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home
Loan Bank stock	1,870	—	—	1,870

Total	$98,649	$2,693	$1,664	$99,678

		Gross	Gross
December 31, 2010	Amortized	Unrealized	Unrealized	Fair
2010 In thousands	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government agencies	$3,389	$64	$24	$3,429
Obligations of U.S. government sponsored entities	15,447	100	267	15,280
Obligations of state and political subdivisions	9,604	194	285	9,513
Mortgage-backed securities	66,037	1,892	24	67,905
Other debt securities	8,358	37	1,839	6,556
Equity securities:
Marketable securities	748	—	21	727
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home
Loan Bank stock	1,895	—	—	1,895

Total	$105,593	$2,287	$2,460	$105,420

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

June 30, 2011	Amortized	Fair
In thousands	Cost	Value

Due within one year:
Mortgage-backed securities	$2	$2
Due after one year but within five years:
U.S. Treasury securities and obligations of U.S. government agencies	34	34
Obligations of state and political subdivisions	2,232	2,381
Obligations of U.S. government sponsored entities	644	649
Mortgage-backed securities	460	486
Other debt securities	1,000	939
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	87	87
Obligations of state and political subdivisions	3,624	3,694
Obligations of U.S. government sponsored entities	3,408	3,348
Mortgage-backed securities	408	427
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	3,057	3,134
Obligations of state and political subdivisions	3,736	3,713
Obligations of U.S. government sponsored entities	10,911	10,911
Mortgage-backed securities	58,934	61,037
Other debt securities	7,362	6,106

Total debt securities	95,899	96,948
Equity securities	2,750	2,730

Total	$98,649	$99,678

Investment securities available for sale which have had continuous unrealized losses as of June 30, 2011 and December 31, 2010 are set forth below.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
June 30, 2011		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$938	$24	$65	$—	$1,003	$24
Obligations of U.S. government sponsored entities	6,846	141	1,972	16	8,818	157
Obligations of state and political subdivisions	3,269	71	—	—	3,269	71
Other debt securities	—	—	5,501	1,392	5,501	1,392
Marketable equity securities	—	—	765	20	765	20

Total	$11,053	$236	$8,303	$1,428	$19,356	$1,664

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
December 31, 2010		Unrealized		Unrealized		Unrealized
In thousands	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government agencies	$1,054	$23	$162	$1	$1,216	$24
Obligations of U.S. government sponsored entities	6,733	254	2,080	13	8,813	267
Mortgaged-backed securities	6,219	24	—	—	6,219	24
Obligations of state and political subdivisions	5,147	285	—	—	5,147	285
Other debt securities	—	—	5,050	1,839	5,050	1,839
Equity securities	—	—	727	21	727	21

Total	$19,153	$586	$8,019	$1,874	$27,172	$2,460

The decline in investment securities with continuing unrealized losses was a result of improved valuations in our portfolio of other debt securities, comprised largely of CDOs and single-issued trust preferred securities further discussed below.
In April 2009, FASB amended the impairment model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an other-than-temporary impairment loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Corporation adopted the new guidance effective April 1, 2009. The Corporation recorded a $1 million pre-tax transition adjustment for the non-credit portion of other-than-temporarily impaired (“OTTI”) on securities held at April 1, 2009 that were previously considered other-than-temporarily impaired.
The following table presents a rollforward of the credit loss component of other-than-temporary impairment losses (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income (loss). The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment).
Changes in the credit loss component of credit-impaired debt securities were as follows:

	For the Six Months	For the Six Months
In thousands	Ended June 30, 2011	Ended June 30, 2010

Balance, December 31, 2010 and 2009	$—	$2,489
Add: Initial credit impairments	—	—
Additional credit impairments	—	—
Less: Sale of investment securities	—	(2,489)

Balance, June 30, 2011 and 2010	$—	$—

During the first half of 2011 and 2010, respectively, we recorded no OTTI charges.
The Bank owns a collateralized debt obligation (“CDO”) with a carrying value of $996,000 and market value of $508,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable based on the investment’s payment performance, higher market valuations and a third-party consultant’s conclusion that the investment will continue to be fully performing and be fully recoverable in accordance with the terms of the agreement. Additionally, the Bank owns a portfolio of six single-issue trust preferred securities with a carrying value of $4.5 million and a market value of $3.8 million, compared to a market value of $3.4 million at the end of 2010. Finally, the Bank also owns corporate securities with a carrying value of $1.9 million and a market value of $1.7 million that are rated below investment grade. None of these securities are considered impaired as they are all fully performing and are expected to continue performing.
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
As of June 30, 2011, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of June 30, 2011.
8. Investment securities held to maturity
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM through March 2012.
9. Loans
Loans, net of unearned discount and net deferred origination fees and costs were as follows:

	June 30,	December 31,
In thousands	2011	2010

Commercial	$31,727	$38,225
Real estate	192,676	206,072
Installment	864	718

Total loans	225,267	245,015
Less: Unearned income	53	60

Loans	$225,214	$244,955

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans, the Corporation analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. The Corporation uses the following definitions for risk ratings:
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
The risk category of loans by class of loans is as follows:
June 30, 2011

		Special
In thousands	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans	$29,697	$52	$1,902	$76	$—	$31,727
Real estate loans
Church	35,882	11,218	13,561	—	—	60,661
Construction — other than third-party originated	2,662	—	11,281	—	—	13,943
Construction — third-party originated	—	—	8,670	2,291	—	10,961
Multifamily	10,897	1,462	1,134	273		13,766
Other	43,235	4,720	20,067	968	—	68,990
Residential	21,061	—	3,294	—	—	24,355
Installment	864	—	—	—	—	864

	$144,298	$17,452	$59,909	$3,608	$—	$225,267

December 31, 2010

		Special
In thousands	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans	$35,776	$916	$1,384	$149	$—	$38,225
Real estate loans
Church	38,785	8,893	15,106	—	—	62,784
Construction — other than third-party originated	1,879	598	10,593	579	—	13,649
Construction — third-party originated	—	—	9,514	4,017	—	13,531
Multifamily	11,742	1,578	1,240	273		14,833
Other	46,544	5,064	20,973	1,202	—	73,783
Residential	24,286	—	2,714	492	—	27,492
Installment	696	16	1	5	—	718

	$159,708	$17,065	$61,525	$6,717	$—	$245,015

The following tables present the aging of the recorded investment in past due loans.
June 30, 2011

		30-60	60-90	More than	Total Past
In thousands	0-30 Days	Days	Days	90 Days	Due	Current	Total

Commercial loans	$2,075	$1,044	$2,569	$2,333	$8,021	$23,706	$31,727
Real estate loans
Church	2,079	5,663	4,802	4,990	17,534	43,127	60,661
Construction — other than third-party originated	686	2,879	—	6,756	10,321	3,622	13,943
Construction — third-party originated	1,482	1,512	—	7,967	10,961	—	10,961
Multifamily	545	1,206	99	1,308	3,158	10,608	13,766
Other	2,208	1,825	488	9,216	13,737	55,253	68,990
Residential	269	421	115	2,283	3,088	21,267	24,355
Installment	11	—	1	—	12	852	864

	$9,355	$14,550	$8,074	$34,853	$66,832	$157,535	$225,267

December 31, 2010

		30-60	60-90	More than	Total Past
In thousands	0-30 Days	Days	Days	90 Days	Due	Current	Total

Commercial loans	$3,251	$1,336	$1,449	$2,308	$8,344	$29,881	$38,225
Real estate loans
Church	339	13,096	7,630	4,909	25,974	36,810	62,784
Construction — other than third-party originated	4,025	—	—	8,057	12,082	1,567	13,649
Construction — third-party originated	454	1,531	530	9,253	11,768	1,763	13,531
Multifamily		2,608	1,248	273	4,129	10,704	14,833
Other	2,837	2,109	4,861	6,375	16,182	57,601	73,783
Residential	564	809	118	2,333	3,824	23,668	27,492
Installment	31	17	—	6	54	664	718

	$11,501	$21,506	$15,836	$33,514	$82,357	$162,658	$245,015

The following tables present the recorded investment in impaired loans by class of loans.
June 30, 2011

		Unpaid
	Recorded	Principal	Related
In thousands	Investment	Balance	Allowance

Commercial loans	$254	$258	$1
Real estate loans
Church	6,920	7,283	18
Construction — other than third-party originated	6,662	7,438	722
Construction — third-party originated	10,961	14,463	509
Multifamily	1,035	1,882	—
Other	10,431	11,354	73
Residential	2,464	2,511	4
Installment	—	—	—

	$38,727	$45,189	$1,327

December 31, 2010

		Unpaid
	Recorded	Principal	Related
In thousands	Investment	Balance	Allowance

Commercial loans	$10	$10	$—
Real estate loans
Church	5,460	5,624	—
Construction — other than third-party originated	6,689	7,067	242
Construction — third-party originated	13,078	16,315	1,123
Multifamily	273	824
Other	7,024	7,798	102
Residential	2,227	2,394	35
Installment	—	—	—

	$34,761	$40,032	$1,502

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued, and nonaccrual loans. Nonperforming loans were as follows:

	June 30,	December 31,
In thousands	2011	2010

Nonaccrual loans	$40,263	$35,916
Loans with interest or principal 90 days or more past due and still accruing	1,991	2,343

Total nonperforming loans	$42,254	$38,259

Nonperforming assets are generally secured by residential and small commercial real estate properties, except for church loans, which are generally secured by the church buildings.
At June 30, 2011, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s loan portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $38.7 million at June 30, 2011 compared to $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $1.3 million and $1.5 million. Charge-offs of impaired loans in the 2011 first half totaled $1.1 million. $31.6 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans in the second quarter and first half of 2011 was $38.5 million and $36.8 million, respectively, compared to $20.9 million and $17.6 million in the similar periods in 2010. Most of the impaired loans are secured by commercial real estate properties. There was no interest income recognized on impaired loans during the first half of either 2011 or 2010.
Troubled debt restructured loans (“TDRs”) totaled $2.9 million at June 30, 2011 and December 31, 2010, with a related allowance of $94,000 at June 30, 2011 and no related allowance at December 31, 2010 and included six borrowers. TDRs to two borrowers amounting to $1.2 million were accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.
The following tables present the allowance for loan losses by portfolio segment along with the related recorded investment in loans based on impairment method.
June 30, 2011

	Allowance for Loan Losses			Recorded Investment
	Individually	Collectively	Total	Individually	Collectively
In thousands	Evaluated	Evaluated	Allowance	Evaluated	Evaluated	Total

Commercial loans	$1	$2,694	$2,695	$254	$31,473	$31,727
Real estate loans
Church	18	1,729	1,747	6,920	53,741	60,661
Construction — other than third-party originated	722	849	1,571	6,662	7,281	13,943
Construction — third-party originated	509	—	509	10,961	—	10,961
Multifamily	—	371	371	1,035	12,731	13,766
Commercial	73	2,538	2,611	10,431	58,559	68,990
Residential	4	1,101	1,105	2,464	21,891	24,355
Installment	—	46	46	—	—	—
Unallocated	—	240	240		864	864

	$1,327	$9,568	$10,895	$38,727	$186,540	$225,267

December 31, 2010

	Individually	Collectively	Total
In thousands	Evaluated	Evaluated	Allowance

Commercial loans	$—	$2,770	$2,770
Real estate loans
Church	—	1,559	1,559
Construction — other than third-party originated	242	220	462
Construction — third-party originated	1,123	452	1,575
Multifamily	—	633	633
Other	102	2,231	2,333
Residential	35	701	736
Installment	—	55	55
Unallocated	—	503	503

	$1,502	$9,124	$10,626

9. Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Balance,	Provision			Balance,
	December	for Loan	Recover-	Charge-	June 30,
In thousands	31, 2010	Losses	ies	offs	2011

Commercial loans	$2,770	$(15)	$70	$130	$2,695
Real estate loans
Church	1,559	249	2	63	1,747
Construction — other than third-party originated	462	2,052	—	943	1,571
Construction — third-party originated	1,575	(959)	—	107	509
Multifamily	633	(194)	—	68	371
Other	2,333	655	56	433	2,611
Residential	736	485	6	122	1,105
Installment	55	4	—	13	46
Unallocated	503	(263)	—	0	240

	$10,626	$2,014	$134	$1,879	$10,895

	Balance,	Provision			Balance,
	March 31,	for Loan	Recover-	Charge-	June 30,
In thousands	2011	Losses	ies	offs	2011

Commercial loans	$2,491	$187	$29	$12	$2,695
Real estate loans
Church	2,101	(345)	2	11	1,747
Construction — other than third-party originated	960	1,094	—	483	1,571
Construction — third-party originated	1,045	(429)	—	107	509
Multifamily	269	170	—	68	371
Other	2,717	(36)	—	76	2,611
Residential	944	177	6	22	1,105
Installment	45	14	—	13	46
Unallocated	258	(18)	—	—	240

	$10,830	$814	$43	$792	$10,895

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
The following tables present the assets and liabilities that are measured at fair value hierarchy at June 30, 2011 and December 31, 2010, respectively.
June 30, 2011

(In thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$99,678	$3,255	$95,915	$508

Total assets	$99,678	$3,255	$95,915	$508

December 31, 2010

(In thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$105,420	$3,429	$102,492	$499

Total assets	$105,420	$3,429	$102,492	$499

The fair value of Level 3 investments at June 30, 2011 was $9,000 more than the related fair value at December 31, 2010 due to an increase in the market value of the Level 3 investments.
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
Impaired loans totaled $38.7 million at June 30, 2011, compared to $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $1.3 million and $1.5 million. Charge-offs of impaired loans in the 2011 first half totaled $1.1 million, while $31.6 million of impaired loans have no allowance allocated to them as sufficient collateral exists. Total charge-offs loans totaled $1.9 million during the first six months of 2011.
At June 30, 2011, the Corporation had impaired loans with outstanding principal balances of $38.7 million, of which $727,000 was charged-off to fair value during the first six months of 2011, while at June 30, 2010, the Corporation had impaired loans with outstanding principal balances of $24.1 million, of which $8.4 million were written down to fair value during the first half of 2010. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, as well as costs to sell the underlying collateral.
11. Long-term debt
At June 30, 2011, long-term debt included a $5 million, 5% senior note due in February 2022 issued under a Credit Agreement (as defined below). Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.

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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2011 and December 31, 2010.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at June 30, 2011 and December 31, 2010. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

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
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at June 30, 2011 and December 31, 2010.
The following table presents the carrying amounts and fair values of financial instruments.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Financial assets
Cash and other short-term Investments	$31,342	$31,342	$20,778	$20,778
Interest-bearing deposits with banks	2,134	2,134	3,289	3,289
Investment securities AFS	99,678	99,678	105,420	105,420
Loans	225,214	220,196	244,955	239,242
Loans held for sale	—	—	—	—
Financial liabilities
Deposits	320,331	313,415	338,551	331,434
Short-term borrowings	—	—	—	—
Long-term debt	19,200	19,826	19,200	19,631

13. Subsequent events
As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that compiles with GAAP. The Corporation has evaluated subsequent events through August 14, 2011, which is the date that the Corporation’s financial statements are being issued.
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
The Corporation recorded a $1.1 million net loss in the 2011 second quarter compared to net income of $822,000 in the second quarter of 2010, and a net loss for the 2011 first half of $2.7 million compared to net income of $118,000 for the 2010 first half. Both declines were due primarily to declines in net interest income and award income, as the second quarter of 2011 included the recognition of a $1 million award received from the U.S. Treasury under its CDFI program for lending in lower-income communities. Also driving the reductions were higher credit costs and expenses incurred in connection with complying with the provisions of the aforementioned Consent Order.
Additionally, we expect to record reduced earnings during the remainder of 2011 due to expected higher costs for consultants retained to achieve compliance with the Consent Order, higher FDIC insurance expense and elevated credit costs, along with lower net interest income.
Management has undertaken several steps to reduce the losses and the deterioration in credit quality including the closing of unprofitable branches, the elimination of executive and director retirement plans and the retention of consultants to manage our loan workout, collection and administrative remediation efforts. Additionally, management is reducing the concentration in real estate loans and has suspended dividend payments.
During the first quarter of 2011, we engaged Preston Pinkett III as our president and chief executive officer following the retirement of Louis Prezeau.
The Bank is subject to a Consent Order with the Comptroller of the Currency (the “OCC”), and the Corporation is a party to the FRBNY Agreement, each as described in Note 2 to the Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent Order. The Bank is taking steps to remedy its non-compliance with the Consent Order, however, there is no assurance that it will be able to do so.
Financial Condition
At June 30, 2011, total assets fell to $366.2 million from $387.3 million at the end of 2010, while total deposits decreased to $320.3 million from $338.6 million. Average assets declined during the first six months of 2011 to $393.6 million from $476.8 million a year earlier. The declines resulted from the seasonal withdrawal of a municipal operating account balance which is expected to return in September.
Federal funds sold
Federal funds sold totaled $22.5 million at June 30, 2011 compared to $13.6 million at the end of 2010, while the related average balance increased to $35.6 million in the first quarter of 2011 from $30.3 million in the similar period of 2010. Both changes resulted from the reinvestment of loan and investment payments into Federal funds sold, offset in part by the aforementioned changes in deposit balances.
Investments
The Bank transferred its entire held to maturity portfolio to available for sale in March 2010. This transfer was made in conjunction with the deleveraging program to reduce total asset levels in order to improve capital ratios, and improve liquidity by allowing for the disposition of securities, if necessary. The investment portfolio declined to $99.7 million at June 30, 2011 from $105.4 million at the end of 2010 due to principal payments, while the net unrealized loss of $127,000 at the end of 2010 converted to a net $1 million gain, net of taxes, at June 30, 2011 due primarily to the effects of the lower interest rate environment.
Loans
Loans declined to $225.2 million at June 30, 2011 from $245 million at December 31, 2010, while average loans of $236.5 million in the first six months of 2011 was down from $270 million for the first six months of 2010. The declines resulted from paydowns and principal payments, along with charge-offs. We are presently originating very few loans, which are primarily to existing customers. Additionally, the Bank closed its residential lending department and expects to originate few loans, if any, during 2011.

Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.
June 30, 2011

	Balance,	Provision			Balance,
	December	for Loan			June 30,
In thousands	31, 2010	Losses	Recoveries	Charge-offs	2011

Commercial loans	$2,770	$(15)	$70	$130	$2,695
Real estate loans
Church	1,559	249	2	63	1,747
Construction — other than third-party originated	462	2,052	—	943	1,571
Construction — third-party originated	1,575	(959)	—	107	509
Multifamily	633	(194)	—	68	371
Other	2,333	655	56	433	2,611
Residential	736	485	6	122	1,105
Installment	55	4	—	13	46
Unallocated	503	(263)	—	0	240

	$10,626	$2,014	$134	$1,879	$10,895

	Three Months	Six Months	Three Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
(Dollars in thousands)	2011	2011	2010	2010

Balance at beginning of period	$10,830	$10,626	$8,000	$8,650
Provision for loan losses	814	2,014	1,010	2,391
Recoveries of previous charge-offs	53	134	37	46

	11,687	12,774	9,047	11,087
Less: Charge-offs	792	1,879	1,113	3,153

Balance at end of period	$10,895	$10,895	$7,934	$7,934

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
Additionally, nonaccrual loans over a specific dollar amount are individually evaluated, along with all troubled debt restructured loans, for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral-dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral, resulting in an immediate charge-off to the allowance. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.
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
Various loan risk categories experienced declines in the related allowance allocations at June 30, 2011 due to reductions in the related unpaid principal balances.
The allowance represented 4.84% of total loans at June 30, 2011 compared to 4.34% at December 31, 2010, while the allowance represented 25.78% of total nonperforming loans at June 30, 2011 compared to 27.77% at the end of 2010 due to an increase in the first half of 2011 allowance and an increase in nonperforming loans, respectively.

	June 30,	December 31,	June 30,
	2011	2010	2010

Allowance for loan losses as a percentage of:
Total loans	4.84%	4.34%	3.02%
Total nonperforming loans	25.78%	27.77%	24.58%
Year-to-date net charge-offs as a percentage of average loans (annualized)	1.59%	2.87%	1.15%
Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010

Loans past due 90 days or more and still accruing Commercial	$605	$928	$335
Real estate	1,386	1,415	3,462
Installment	—	—	1

Total	1,991	2,343	3,798

Nonaccrual loans
Commercial	1,966	1,436	3,047
Real estate	38,297	34,480	25,438
Installment	—	—	—

Total	40,263	35,916	28,485

Total nonperforming loans	42,254	38,259	32,283
Other real estate owned	1,959	1,997	1,813

Total nonperforming assets	$44,213	$40,256	$34,096

Nonperforming assets continued to increase in the first half of 2011 due primarily to the continued deterioration in the quality of the commercial real estate loan portfolio, which continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country and is expected to recover later as well. The deterioration in credit quality in the overall portfolio since the end of 2009 has occurred primarily in two segments of the commercial real estate loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches.
Included in the portfolio are loans to churches totaling $60.7 million and loans acquired from the third-party lender totaling $14.5 million. Nonaccrual loans includes $6.7 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy, and $11.6 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be foreclosed. Nonaccrual loans to churches located in New York totaled $2.5 million at June 30, 2011.
Impaired loans totaled $38.7 million at June 30, 2011, compared to $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $1.3 million and $1.5 million. Charge-offs of impaired loans in the first half of 2011 totaled $1.1 million, while $31.6 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans in the second quarter and first half of 2011 was $38.5 million and $36.8 million, respectively, compared to $20.9 million and $17.6 million in the similar periods in 2010. Most of the impaired loans are secured by commercial real estate properties. There was no interest income recognized on impaired loans during the first half of either 2011 or 2010.
Troubled debt restructured loans totaled $2.9 million at June 30, 2011 compared to $2.9 million at December 31, 2010, with a related allowance of $94,000 at June 30, 2011 and no related allowance at December 31, 2010 and included six borrowers. TDRs to two borrowers amounting to $1.2 million were accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and are more volatile than commercial or retail deposits. This volatility can cause increases in period-end deposit balances while concurrently contributing to declines in average balances for the related period. These municipal accounts represent a substantial part of the Bank’s deposits, and tend to have high balances and comprised most of the Bank’s accounts with balances of $100,000 or more at June 30, 2011 and December 31, 2010. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. government securities or Federal Home Loan Bank of New York municipal letters of credit.
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
Total deposits decreased to $320.3 million at June 30, 2011 from $338.6 million at the end of 2010, while average deposits declined to $346.1 million for the first six months of 2011 from $390.5 million for the first six months of 2010.
Total non-interest bearing demand deposits rose to $45.1 million at June 30, 2011 from $35.1 million at the end of 2010, while average demand deposits of $44.8 million for the first half of 2011 compared to $36.7 for the first six months of 2010.
Money market deposit accounts of $55.3 million at June 30, 2011 were down from $61.9 million at the end of 2010, while the related average balance fell to $60.3 million for the first half of 2011 from $72.8 million in the same period of 2010.
Interest-bearing demand deposit accounts account balances decreased to $34.4 million at June 30, 2011 compared to $45.7 million at the end of 2010, and averaged $47.3 million for the first half of 2011 compared to $62 million for the first half of 2010. The reduction in the actual balance occurred due to the withdrawal in June 2011 of a large seasonal municipal deposit.
Passbook and statement savings accounts totaled $22.7 million at June 30, 2011, unchanged from December 31, 2010 and averaged $23.1 million for the first half of 2011, down slightly from $25 million for the same period in 2010.
Time deposits totaled $162.8 million at June 30, 2011 compared to $172.8 million at December 31, 2010, while average time deposits declined to $170.6 million for the first six months of 2011 from $194.3 million for the similar 2010 period.
Short-term borrowings
There were no short-term borrowings at June 30, 2011 or December 31, 2010, while the related average balances were none for the 2011 first half and $119,000 for the first six months of 2010. The decline in the average balance resulted from the discontinuance of a repurchase agreement program with a customer.
Long-term debt
Long-term debt at June 30, 2011 was unchanged from $14.2 million at December 31, 2010, while the related average balances were $14.2 million for the first half of 2011 compared to $47.7 million for the same period in 2010. The decrease resulted primarily from the prepayment of $26.7 million of Federal Home Loan Bank advances in the fourth quarter of 2010.
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
Typically, the primary source of capital growth is through retention of earnings, reduced by dividend payments. During 2010 as well as in February and May 2011, City National Bancshares Corporation deferred the payments of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently, and no dividend payments were made during the first half of 2011. Accrued but unpaid dividends have been charged to retained earnings and added to the preferred stock outstanding balance.
Set forth below are consolidated and bank-only capital ratios.

	Consolidated		Bank Only__________
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

Risk-based capital ratios:
Tier 1 capital to risk- adjusted assets	9.22%	9.47%	11.12%	11.21%
Minimum to be considered well-capitalized	6.00	6.00	6.00	6.00
Minimum to be considered well-capitalized under OCC Consent Order	N/A	N/A	10.00	10.00
Total capital to risk- adjusted assets	12.48	12.59	12.41	12.49
Minimum to be considered well-capitalized	10.00	10.00	10.00	10.00
Minimum to be considered well-capitalized under OCC Consent Order	N/A	N/A	13.00	13.00
Leverage ratio	6.18	6.30	7.46	7.45
Minimum to be considered well-capitalized	5.00	5.00	5.00	5.00
Minimum to be considered well-capitalized under OCC Consent Order	N/A	N/A	9.00	8.00
The regulatory capital ratios at June 30, 2011 were lower than the ratios at December 31, 2010 due to continued operating losses.
On April 10, 2009, CNBC issued 9,439 shares of senior fixed-rate cumulative perpetual preferred stock, Series G, to the U.S. Department of Treasury under the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The shares have an annual 5% cumulative preferred dividend rate for the first five years, payable quarterly, after which the rate increases to 9%. The $9.4 million preferred stock issuance is considered Tier I capital, as is the $9 million of such capital that was downstreamed to the Bank.
The Bank is subject to a Consent Order with the Comptroller of the Currency (the “OCC”), and the Corporation is a party to the FRBNY Agreement, each as described in Note 2 to the Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent Order. The Bank is taking steps to remedy its non-compliance with the Consent Order, however, there is no assurance that it will be able to do so.
Finally, the Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of June 30, 2011 and December 31, 2010, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, the Corporation’s outstanding trust preferred securities will continue to count as Tier I capital but the Corporation will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.
Results of Operations
The Corporation recorded a net loss of $1.1 million for the 2011 second quarter compared to a net income of $822,000 for the 2010 second quarter, and a net loss of $2.7 million for the 2011 first half compared to a net income of $118,000 for the first half of 2010. Both declines were due to the recognition in the second quarter of 2010 of a $1 million award received from the U.S. Treasury for loan production in qualifying low-income areas, along with substantial declines in net interest income and higher management consulting fees, offset in part by reductions in the provision for loan losses. Also contributing to the higher earnings in the second quarter of 2010 was a $528,000 gain on the sale of securities.

Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income declined to $5.6 million for the 2011 first half compared to $7.2 million in the first half of 2010, while the related net interest margin fell 19 basis points, from 3.16% to 2.97%. The lower net interest income resulted primarily from four factors: the Corporation’s strategic decision to become more asset-sensitive and reduce interest rate risk by shortening investment maturities and increasing Federal funds levels, which has resulted in opportunity costs, although we believe that we are well positioned to benefit from an anticipated increase in interest rates; another strategic decision to become more liquid due to the possible impact of the Consent Order; another strategic decision to limit loan originations to renewals of existing loans while management works through portfolio credit quality issues and problem loan collections; and the deferral of approximately $1 million of interest payments received on nonaccrual loans.
Also contributing to the lower income level was an increase in nonaccrual loans, resulting in foregone interest income. Additionally, reinvesting investment principal and interest payments in short-term earning assets in a low interest rate environment along with variable-rate loans repricing at lower rates at reset dates also had a negative impact.
These factors more than offset a drop in the average rate paid to fund interest-earning assets from 1.73% to 1.39%.
Interest income decreased $1.4 million in the first half of 2011 compared to the first half of 2010 due to the aforementioned factors.
Interest income from federal funds sold was relatively unchanged despite an increase in the average balance because of a decline in the average rate paid, due to the Federal Reserve Bank’s Federal Open Market Committee’s ongoing decision to leave the federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities was lower in the first half of 2011 due to a lower average rate, which declined from 4.40% to 4.01%, as well as a lower average balance, which resulted from a sale of securities in December 2010 and concurrent payoff of Federal Home Loan advances to reduce total asset levels in conjunction with a deleveraging program and record portfolio gains to raise capital ratios. Some proceeds from the sales were reinvested back into the portfolio at lower rates than were earned on the securities sold. Tax-exempt investment income declined due to the aforementioned sale of securities.
Interest income on loans declined $1.5 million due to a lower average rate earned, which declined from 5.54% to 5.03% due to the aforementioned reasons, and was further reduced by charge-offs and sales.
Interest expense declined $1.3 million in the first half of 2011, as the average rate paid to fund interest-earning assets decreased to 1.39% from 1.73%. This decline was due to the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on certificates of deposit, which declined from $2.5 million to $1.9 million.
Provision for loan losses
The provision in the second quarter of 2011 fell to $814,000 from $1 million for the similar quarter in 2010, and decreased to $2 million in the first half of 2011 from $2.4 million in the comparable 2010 period. Both declines occurred due to the stabilization of nonperforming loan levels’
Other operating income
Other operating income, excluding the results of investment securities transactions, declined to $618,000 in the second quarter of 2011 compared to $1.6 million in the similar 2010 period, while such income decreased to $1.3 million for the first half of 2011 compared to $2.9 million in the similar year-earlier period. Both decreases resulted primarily from the aforementioned $1 million award recorded in the second quarter of 2010, along with lower service charges on deposit accounts resulting largely from the closing of three branch locations.
Securities transactions
In June 2010, the Bank sold $13.9 million of investment securities, resulting in a net gain of $528,000. $13.8 million consisted of municipal securities, which resulted in a gain of $605,000. Two CDOs were also sold at an aggregate loss of $77,000. There were no such transactions during the first half of 2011.
Other operating expenses
Other operating expenses of $3.7 million were unchanged from the second quarter of 2010 although there were significant changes in several expense categories. Benefits expense declined due to the elimination in 2010 of the supplemental employee retirement plan, while occupancy and equipment expense declined as well due to branch closings. FDIC insurance costs were higher due to a lower risk rating resulting from the Consent Order, credit costs rose sharply due to the ongoing management of nonperforming loans, and management consulting fees were sharply higher in 2011 due to the retention of consultants to assist in complying with the terms of the Consent Order, along with the outsourcing of the internal audit and compliance functions. First-half 2011 other operating expenses rose to $7.4 million from $7.2 million in the 2010 first half due primarily to the same reasons as the quarterly increases.
Income tax expense
Income tax expense in both the first quarter and first half of 2011 and 2010 was limited to state tax expense as federal income tax benefits were restricted by valuation allowances. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.
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
A significant part of the Bank’s deposit base is from municipal deposits, which comprised $93.2 million, or 29.1% of total deposits at June 30, 2011 compared to $105.8 million, or 31.2% of total deposits at December 31, 2010. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $56.8 million of investment securities were pledged as collateral for these deposits. As a result of the large size of these individual deposit relationships, these municipalities may at times represent a potentially volatile source of liquidity.
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
As a result of the loss incurred, there were no significant sources or uses of cash during the first three months of 2011 from operating activities. Net cash used in investing activities was for investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from maturities, principal payments and early redemptions of investment securities available for sale. The most significant use of funds for financing activities was a decrease in deposits while there were no uses of cash provided by financing activities.
Because we are in violation of certain covenants of a $5 million long-term loan agreement, the loan has been reclassified to short-term portion of long-term debt on the Balance Sheet, as the violation causes the debt to become immediately due and payable. However, we have been in violation for a number of years, and there has been no demand for payment, nor does management believe that such a demand will occur. In the vent that such a demand is made, the holding company would not be able to repay the debt.
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
A simulation model is used for asset-liability management purposes, assuming an immediate and parallel 100 basis point shift in interest rates. The most recently prepared model indicates that net interest income would decrease 3% from base case scenario if interest rates rise 200 basis points and decline 12.29% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 21.22% if rates rose 200 basis points and decline 6.8% if rates declined 200 basis points.
Management believes that the exposure to a 200 basis point, or more, falling rate environment is nominal given the historically low interest rate environment. These results indicate that the Corporation is asset-sensitive, meaning that the interest rate risk is higher if interest rates fall, which management does not expect to occur during 2011 based on the current low interest rate environment.
Item 4
Controls and Procedures
(a) Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined on Rules 13(a)—13(e) and 15(d)—15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation’s periodic reports filed with the SEC. Based upon such evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.
(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Agreement with the OCC in the Consent Order.
PART II. Other information

Item 1.	Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
Item 1a. Risk Factors
The Bank is subject to a Consent Order and the Corporation is subject to the FRBNY Agreement. The Bank is not in compliance with the capital ratio requirements of the Consent Order
As stated in Note 2 to the Financial Statements, the Bank is subject to a Consent Order which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition and the Corporation is subject to the FRBNY Agreement. As of June 30, 2011, the Bank believes it has timely complied with the requirements of the Consent Order with the exception of the capital ratio requirements. We believe we are in compliance with the FRBNY Agreement. If our regulators believe we failed to comply with the Consent Order or the

FRBNY Agreement, they could take additional regulatory action, including forcing the Corporation’s Board to sell, merge, or liquidate the Bank.
The Corporation’s Financial Results and the Bank’s Failure to Comply with the Consent Order Raises Substantial Doubt About the Corporation’s and the Bank’s Ability to Continue as Going Concerns Through the End of 2011.
The Corporation recorded a net loss of $2.7 million for the 2011 first half and a net loss of $7.5 million for fiscal 2010. These financial results and the failure of the Bank to comply with the Consent Order with the OCC, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation’s and the Bank’s ability to continue as going concerns through the end of 2011.
The Corporation Has Deferred Payment of Dividends on its Series G Preferred Stock and Certain Debentures and May Not Pay Dividends on its Common or other Preferred Stock Until Such Series G Dividends and Interest on Debentures are Paid.
In August, 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II. The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Additionally, the Corporation intends to defer payments in 2011 on the aforementioned instruments and cannot presently determine when such payments will resume.
There have been no other material changes in risk factors since December 31, 2010.
For a summary of risk factors relevant to the corporation and its subsidiary’s operations, please refer to Part I, Item 1a in the Corporation’s December 31, 2010 Annual Report to Stockholders.
The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.
On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Corporation, and could exacerbate the other risks to which the Corporation is subject, including those described under Risk Factors in the Corporation’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to his employment agreement dated March 1, 2011 we are issuing to Mr. Pinkett, 667 shares of common stock at a price of $37.50 per share evenly over the term of his employment (from March 1, 2011 to September 1, 2011). On January 21, 2011, Mr. Alfonso Carney, a director of the Corporation, purchased from us 30 shares of common stock at a price of $37.50 per share.
The Corporation is relying on the exemption in Section 4(2) of the Securities Act and/or Regulation D adopted pursuant to the Securities Act in the issuance of the aforesaid shares, as these were private placements of securities to our principal executive officer and a director.

Item 3.	Defaults Upon Senior Securities
(b) In the first half of 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividends in the amount of $117,987 each on its Series G fixed-rate cumulative perpetual preferred stock issued to the

U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. As of the last day of the second quarter, an aggregate of $707,925 in its Series G dividends had been deferred. In addition, during the first half of 2011, the Corporation deferred its regularly scheduled quarterly interest payments of $62,598 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”), as permitted by the terms of such debentures. As of the last day of the second quarter of 2011, a total of $190,078 in interest under such debentures was deferred.
In addition, dividends on all other series of the Corporation’s preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G preferred is outstanding, without the consent of the holder of the Series G preferred.

Series	Amount Deferred in First Half	Total Deferred to Date
A	$12,000	$12,000
C	2,160	2,160
D	3,300	3,300
E	147,000	147,000
F	149,318	895,912
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

CITY NATIONAL BANCSHARES CORPORATION (Registrant)
August 14, 2011	/s/ Edward R. Wright
Edward R. Wright
Duly Authorized Signatory and Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).