Form 10-K/A
period 2010-12-31
CITY NATIONAL BANCSHARES CORP
filed 2011-11-07
CIK 714980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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
☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☒ No

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 31, 2011 was approximately $3,005,000.

There were 131,326 shares of common stock outstanding at March 31, 2011.

EXPLANATORY NOTE

City National Bancshares Corporation  (which may be referred to herein as we, us or the Corporation) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2011, to amend Item 9A  to clarify that there were changes to our internal controls over financial reporting for the fourth quarter of 2010.    New certifications of our principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 to Form 10-K.

Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s other filings filed with or furnished to the SEC subsequent to the Annual Report.

Part II

Item 9A                 Controls and Procedures
(a)  Disclosure Controls and Procedures.  The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined on Rules 13a – 13(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation’s periodic reports filed with the SEC. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise require to be set forth in the Corporation’s periodic reports.

(b)  Changes in Internal Controls over Financial Reporting. There were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as we continued to implement changes mandated by the Consent Order with the OCC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CITY NATIONAL BANCSHARES CORPORATION

By:	/s/ Edward R. Wright
Edward R. Wright
Senior Vice President and
Chief Financial Officer

Date:	November 4, 2011

EXHIBIT INDEX

Exhibit No.             Description of Exhibit

(3)(a)	The Corporation's Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation's Current Report on Form 8-K dated July 28, 1992).

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

(10)(c)
The Employment Agreement among the Corporation, the Bank and Louis E. Prezeau dated May 10, 2010 (incorporated herein by reference to Exhibit (10.1) to the Corporation's Current Report on Form 8-K dated May 18, 2010).

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

(99)
Certifications of Principal Executive Officer and Principal Financial Officer (TARP Certifications) Pursuant to Section 11(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) (previously filed)