Form 10-Q
period 2011-09-30
CITY NATIONAL BANCSHARES CORP
filed 2011-12-23
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐  No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 23, 2011 was approximately $406,605.
There were 131,326 shares of common stock outstanding at December 23, 2011.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
Dollars in thousands, except per share data	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$6,381	$7,228
Federal funds sold	18,000	13,550
Interest-bearing deposits with banks	2,135	3,289
Investment securities available for sale	96,343	105,420
Loans	218,504	244,955
Less: Allowance for loan losses	10,603	10,626
Net loans	207,901	234,329
Premises and equipment	2,718	2,974
Accrued interest receivable	1,772	1,933
Bank-owned life insurance	5,872	5,730
Other real estate owned	1,524	1,997
Other assets	6,521	10,817
Total assets	$349,167	$387,267
Liabilities and Stockholders’ Equity
Deposits:
Demand	$35,185	$35,132
Savings	111,680	130,663
Time	157,618	172,756
Total deposits	304,483	338,551
Accrued expenses and other liabilities	4,542	6,620
Short-term portion of long-term debt	5,000	5,000
Long-term debt	14,200	14,200
Total liabilities	328,225	364,371
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A, issued and outstanding 8 shares in 2011 and 2010	200	200
Series C, issued and outstanding 108 shares in 2011 and 2010	27	27
Series D, issued and outstanding 3,280 shares in 2011 and 2010	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2011 and 2010	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2011 and 2010	6,790	6,790
Preferred stock, no par value, perpetual noncumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares	10,374	9,990
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2011 and 2010
131,326 shares outstanding in 2011 and 131,290 in 2010	1,345	1,345
Surplus	1,115	1,115
Retained earnings (deficit)	(3,883)	514
Accumulated other comprehensive income (loss)	1,930	(127)
Treasury stock, at cost — 3,204 and 3,240 common shares in 2011 and 2010, respectively	(226)	(228)
Total stockholders’ equity	20,942	22,896
Total liabilities and stockholders’ equity	$349,167	$387,267

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands, except per share data	2011	2010	2011	2010
Interest income
Interest and fees on loans	$2,725	$3,426	$8,670	$10,905
Interest on Federal funds sold	3	11	22	32
Interest on deposits with banks	59	8	177	22
Interest and dividends on investment securities:
Taxable	880	1,286	2,808	4,044
Tax-exempt	62	133	185	656
Total interest income	3,729	4,864	11,862	15,659
Interest expense
Interest on deposits	1,025	1,406	3,220	4,447
Interest on long-term debt	203	433	604	1,285
Total interest expense	1,228	1,839	3,824	5,732
Net interest income	2,501	3,025	8,038	9,927
Provision for loan losses	500	2,825	2,514	5,216
Net interest income after provision for loan losses	2,001	200	5,524	4,711
Other operating income
Service charges on deposit accounts	324	303	895	1,005
ATM fees	71	89	222	279
Award income	25	25	75	1,075
Other income	225	160	708	552
Net gains on securities transactions (Notes 4 and 5)	—	137	—	666
Total other operating income	645	714	1,900	3,577
Other operating expenses
Salaries and other employee benefits	1,527	1,503	4,445	4,646
Occupancy expense	285	503	911	1,340
Equipment expense	119	131	364	431
Data processing expense	96	83	284	260
Professional fees	211	129	590	585
Marketing expense	104	60	226	225
Management consulting fees	437	378	1,476	732
Regulatory expense	259	219	949	827
Amortization of core deposit intangible	—	491	—	566
OREO expense	482	43	725	79
Other expenses	443	644	1,412	1,681
Total other operating expenses	3,963	4,184	11,382	11,372
Loss before income tax expense	(1,317)	(3,270)	(3,958)	(3,084)
Income tax expense	25	74	56	142
Net loss	$(1,342)	$(3,344)	$(4,014)	$(3,226)
Net loss per common share
Basic	$(11.20)	$(26.43)	$(33.48)	$(27.37)
Diluted	(11.20)	(26.43)	(33.48)	(27.37)
Basic average common shares outstanding	131,326	131,290	131,318	131,290
Diluted average common shares outstanding	131,326	131,290	131,318	131,290
See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
In thousands	2011	2010
Operating activities
Net loss	$(4,014)	$(3,226)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	304	309
Provision for loan losses	2,514	5,216
Premium amortization of investment securities	93	124
Amortization of intangible assets	—	566
Net gains on securities transactions	—	(666)
Net gains on sales of loans held for sale	—	(6)
Net gains on sales of real estate owned	—	(17)
Writedowns of OREO properties	613	60
Proceeds from sales and principal payments from loans held for sale	—	196
Decrease in accrued interest receivable	161	477
Deferred taxes	—	845
Net increase in bank-owned life insurance	(142)	(145)
Decrease in other assets	4,251	496
(Decrease) increase in accrued expenses and other liabilities	(2,078)	479
Net cash provided by operating activities	1,702	4,708
Investing activities
Decrease in loans, net	23,774	18,926
Decrease in interest-bearing deposits with banks	1,154	60
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	14,614	35,126
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	—	1,247
Proceeds from sales of investment securities available for sale	—	18,498
Purchases of investment securities available for sale	(3,527)	(23,385)
Proceeds from sales of other real estate owned	—	556
Purchases of premises and equipment	(48)	(427)
Net cash provided by investing activities	35,967	50,601
Financing activities
Decrease in deposits	(34,068)	(15,439)
Increase in short-term borrowings	—	770
Decrease in long-term debt	—	(2,000)
Issuance of treasury stock	2	—
Net cash used by financing activities	(34,066)	(16,669)
Net increase in cash and cash equivalents	3,603	38,640
Cash and cash equivalents at beginning of period	20,778	12,308
Cash and cash equivalents at end of period	$24,381	$50,948
Cash paid during the year
Interest	$3,675	$5,416
Income taxes	99	60
Non-cash transactions
Transfer of held to maturity investment portfolio to available for sale portfolio	—	39,144
Transfer of loans to other real estate owned	140	—
See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

1. Principles of consolidation
The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the "Corporation or CNBC") and its subsidiaries, City National Bank of New Jersey (the "Bank" or “CNB”) and City National Bank of New Jersey Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.
2. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and assuming the Corporation and Bank will continue as going concerns. See Note 3. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2010 Annual Report to Stockholders.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.
3. Going concern/regulatory compliance
The consolidated financial statements of the Corporation as of and for the three months and nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
The Bank was subject to a Formal Agreement with the OCC (“Office of the Comptroller of the Currency”) entered into on June 29, 2009 (the “Formal Agreement”). The Consent Order required, among other things, the enhancement and implementation of certain programs to reduce the Bank's credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank's loan administration. The Bank failed to comply with certain provisions of the Formal Agreement and failed to comply with the higher leverage ratio of 8% required to be maintained.
Due to the Bank's condition, the OCC has required that the Board of Directors of the Bank (the “Bank Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC's examination and to address the Bank's current financial condition. The Bank entered into a Consent Order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements.  The Order supersedes and replaces a Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank's asset quality as well as routine reporting on the Bank's progress toward compliance with the Order to the Bank Board and the OCC. As a result of the Order, the Bank may not be deemed “well capitalized.” The description of the Consent Order is only a summary.
Specifically, the Order imposes the following requirements on the Bank:

•
within five (5) days of the Order, the Bank Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank's adherence to the Order.

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

•
within ninety (90) days of the Order, the Bank Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital and projections for growth and capital requirements, based upon a detailed analysis of the Bank's assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the Bank will maintain an appropriate capital structure to meet the Bank's future needs, as set forth in the strategic plan; specific plans detailing how the Bank will comply with restrictions or requirements set forth in the Order and with the restrictions against brokered deposits in 12 C.F.R. § 337.6; contingency plans that identify alternative methods to strengthen capital, should the primary source(s) not be available; and a prohibition on the payment of director fees unless the Bank is in compliance with the minimum capital ratios previously identified in the prior paragraph or express written authorization is provided by the OCC.

•	the Bank is restricted on the payment of dividends.

•
to ensure the Bank has competent management in place at all times, including: within ninety (90) days of the Order, the Bank Board shall provide to the OCC qualified and capable candidates for the positions of President, Senior Credit Officer, Consumer Compliance Officer and Bank Secrecy Officer; within ninety (90) days of the date of the Order, the Bank Board (with the exception of Bank executive officers) shall prepare a written assessment of the Bank's executive officers to perform present and anticipated duties; prior to appointment of any individual to an executive position provide notice to the OCC, who shall have the power to veto such appointment; and the Bank Board shall at least annually perform a written performance appraisal for each Bank executive officer.

•
within sixty (60) days of the Order, the Bank Board shall develop and the Bank shall implement, and thereafter ensure compliance with, a written credit policy to ensure the Bank's compliance with written programs to improve the Bank's loan portfolio management.

•
within ninety (90) days of the Order the Bank Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank's loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing, and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank's revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller's Handbook on "Rating Credit Risk"; providing for identification, measurement, monitoring, and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank's lending policies, and laws, rules, and regulations pertaining to the Bank's lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.

•
within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.

•
the Bank must implement and maintain an effective, independent, and ongoing loan review program to review, at least quarterly, the Bank's loan and lease portfolios, to assure the timely identification and categorization of problem credits.

•
the Bank is also required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Bank Board at least quarterly.

•
within sixty (60) days of the Order, the Bank Board shall adopt and the Bank (subject to Bank Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank's interest in those assets criticized in the most recent Report of Examination ("ROE") by the OCC, in any subsequent ROE, by any internal or external loan review, or in any list provided to management by the national bank examiners during any examination as "doubtful," "substandard," or "special mention."

•
within one hundred twenty (120) days of the Order, the Bank Board must revise and maintain a comprehensive liquidity risk management program, which assesses, on an ongoing basis, the Bank's current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs, and that includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk.

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

•
within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated thereunder and regulations of the Office of Foreign Assets Control ("OFAC"), 31

C.F.R. Chapter V, as amended (collectively referred to as the "Bank Secrecy Act" or "BSA") and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA.

•
within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank's operations; determine the Bank's level of compliance with all applicable laws, rules, and regulations; assess and report the effectiveness of policies, procedures, controls, and management oversight relating to accounting and financial reporting; evaluate the Bank's adherence to established policies and procedures, with particular emphasis directed to the Bank's adherence to its loan, consumer compliance, and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.

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

•
the Bank Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule, or regulation cited in any ROE, or brought to the Bank Board's or Bank's attention in writing by management, regulators, auditors, loan review, or other compliance efforts.

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
As a result of the Consent Order, the Bank may not accept, renew, or roll over any brokered deposit. This affects the Bank's ability to obtain funding. In addition, the Bank may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited.
As of September 30, 2011, when considering deadline extensions granted, the Corporation believes it has substantially complied with the requirements of the Consent Order as of such date with the exception of the capital ratio requirements and the appointment of outside director.
On December 14, 2010, the Corporation entered into a written agreement (the “FRBNY Agreement”) with the Federal Reserve Bank of New York (“FRBNY”). The following is only a summary of the FRBNY Agreement. Pursuant to the FRBNY Agreement, the Corporation's board of directors is to take appropriate steps to utilize fully the Corporation's financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Formal Agreement (now superseded) and any other supervisory action taken by the OCC, such as the Order.
In the FRBNY Agreement, the Corporation agreed that it would not declare or pay any dividends without prior written approval of the FRBNY and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Banking Director”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the Bank without the FRBNY's prior written approval. The FRBNY Agreement also provides that neither the Corporation nor its nonbank subsidiary will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBNY and the Banking Director.
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
The Corporation recorded a net loss of $4.0 million in the 2011 first nine months compared to a net loss of $3.2 million in the comparable 2010 period primarily due to significant declines in net interest income and other operating income, along with higher costs for consultants retained to achieve compliance with the provisions of the Consent Order, offset by a reduction in the provision for loan losses. However, we are currently not generating sufficient operating income to cover operating expenses before consideration of the provision for loan losses, a condition which is worsening.
The decrease in real estate values and instability in the Bank's market, as well as other macroeconomic factors such as unemployment levels, have contributed to a decrease in credit quality and continued elevated loan loss provisions. While the Bank and Corporation are implementing steps to improve their financial performance, there can be no assurance they will be successful. These deteriorating financial results and the failure of the Bank to comply with the OCC's higher mandated capital ratios under the Consent Order, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation's and the Bank's ability to continue as going concerns. Management has developed a plan to address the compliance matters raised by the OCC and the ability to maintain future financial viability and submitted the plan to the OCC for approval. The plan provides for the addition of new lines of business and strategic growth initiatives, a restructuring of staff where necessary, and the preparation and use of an Investor Presentation to assist in a capital raise. We have formed a strategic alliance with a third-party online deposit vendor, which we believe will attract new sources of deposits, and have completed the staff restructuring. We are also in process of our capital raise and expect to expand into new lines of business upon completion of the capital raise in 2012. However, there can be no assurances that this plan can be successfully achieved.
4. Net loss per common share
The following table presents the computation of net loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2011	2010	2011	2010
Net loss	$(1,342)	$(3,344)	$(4,014)	$(3,226)
Dividends on preferred stock	129	127	383	368
Net loss applicable to basic common shares	(1,471)	(3,471)	(4,397)	(3,594)
Dividends applicable to convertible preferred stock	—	—	—	—
Net loss applicable to diluted common shares	$(1,471)	$(3,471)	$(4,397)	$(3,594)
Number of average common shares
Basic	131,326	131,290	131,318	131,290
Diluted	131,326	131,290	131,318	131,290
Net loss per common share
Basic	$(11.20)	$(26.43)	$(33.48)	$(27.37)
Diluted	(11.20)	(26.43)	(33.48)	(27.37)

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
On April 10, 2009, the Corporation issued 9,439 shares of fixed-rate cumulative perpetual preferred stock to the U.S. Department of Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program. These shares pay cumulative dividends at a rate of five percent per annum until the fifth anniversary of the date of issuance, after which the rate increases to nine percent per annum. Dividends are paid quarterly in arrears and unpaid dividends are accrued over the period the preferred shares are outstanding.
During 2010 and the first nine months of 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury.   In addition, the Corporation deferred its regularly scheduled quarterly interest payments on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”) for the same periods.
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
Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time. Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to declare any dividend. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at September 30, 2011.
5. Comprehensive loss
Total comprehensive loss includes net income or loss and other comprehensive income or loss, which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total comprehensive loss for the three months ended September 30, 2011 and 2010 was $(440,000) and $(3,737,000), respectively and for the nine months ended September 30, 2011 and 2010 was $(4,014,000) and $(1,927,000), respectively. The difference between the Corporation's net loss and total comprehensive loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.
6. Recent accounting pronouncements
Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective on January 1, 2011. The other disclosure requirements and clarifications made by ASU No. 2010-06 became effective on January 1, 2010.
ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations,” relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period. It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only. This guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on the consolidated financial statements.
ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” provides clarifying guidance intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU No. 2011-02, that both of the following exist: (i) the restructuring constitutes a concession to the debtor; and (ii) the debtor is experiencing financial difficulties. ASU No. 2011-02 applies retrospectively to restructurings occurring on or after January 1, 2011 and was effective on July 1, 2011. The adoption of ASU No. 2011-02 did not have a significant impact on the consolidated financial statements.
ASU No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04

is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2001-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 will be effective for all interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a significant impact on its consolidated financial statements.
ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU No. 2011-05 must be applied retrospectively and is effective for all interim and annual periods beginning on or after December 15, 2011. The adoption of ASU No. 2011-05 is not expected to have a significant impact on the consolidated financial statements.
ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to conduct the current two-step goodwill impairment test. Otherwise, the entity would not need to apply the two-step test. ASU No. 2011-28 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU No. 2011-05 is not expected to have a significant impact on its consolidated financial statements.
In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation's financial condition, results of operations or financial statement disclosures.
In July 2010, the FASB issued ASU 2010-20 to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. The objective of the ASU is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity's credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation's financial condition or results of operations.
7. Investment securities available for sale
The amortized cost and fair values of investment securities available for sale were as follows:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$3,101	$135	$—	$3,236
Obligations of U.S. government sponsored entities	13,456	175	32	13,599
Obligations of state and political subdivisions	9,586	492	—	10,078
Mortgage-backed securities	57,147	3,319	—	60,466
Other debt securities	8,364	26	2,168	6,222
Equity securities:		—	—
Marketable securities	774	—	17	757
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,870	—	—	1,870
Total	$94,413	$4,147	$2,217	$96,343

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$3,389	$64	$24	$3,429
Obligations of U.S. government sponsored entities	15,447	100	267	15,280
Obligations of state and political subdivisions	9,604	194	285	9,513
Mortgage-backed securities	66,037	1,892	24	67,905
Other debt securities	8,358	37	1,839	6,556
Equity securities:				0
Marketable securities	748	—	21	727
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,895	—	—	1,895
Total	$105,593	$2,287	$2,460	$105,420

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

September 30, 2011	Amortized Cost	Fair Value
In thousands
Due after one year but within five years:
U.S. Treasury securities and obligations of U.S. government agencies	$32	$32
Obligations of state and political subdivisions	2,230	2,381
Obligations of U.S. government sponsored entities	493	496
Mortgage-backed securities	454	476
Other debt securities	1,000	946
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	84	84
Obligations of state and political subdivisions	3,916	4,105
Obligations of U.S. government sponsored entities	3,395	3,487
Mortgage-backed securities	334	350
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	2,985	3,120
Obligations of state and political subdivisions	3,440	3,592
Obligations of U.S. government sponsored entities	9,568	9,616
Mortgage-backed securities	56,359	59,640
Other debt securities	7,364	5,276
Total debt securities	91,654	93,601
Equity securities	2,759	2,742
Total	$94,413	$96,343

Investment securities available for sale which have had continuous unrealized losses as of September 30, 2011 and December 31, 2010 are set forth below.

	Less than 12 Months		12 Months or More		Total
September 30, 2011		Gross Unrealized Losses		Gross Unrealized Losses		Gross Unrealized Losses
In thousands	Fair Value		Fair Value		Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$63	$—	$63	$—
Obligations of U.S. government sponsored entities	1,584	17	1,918	15	3,502	32
Other debt securities	883	52	4,778	2,116	5,661	2,168
Marketable equity securities	—	—	774	17	774	17
Total	$2,467	$69	$7,533	$2,148	$10,000	$2,217

	Less than 12 Months		12 Months or More		Total
December 31, 2010		Gross Unrealized Losses		Gross Unrealized Losses		Gross Unrealized Losses
In thousands	Fair Value		Fair Value		Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$1,054	$23	$162	$1	$1,216	$24
Obligations of U.S. government sponsored entities	6,733	254	2,080	13	8,813	267
Mortgaged-backed securities	6,219	24	—	—	6,219	24
Obligations of state and political subdivisions	5,147	285	—	—	5,147	285
Other debt securities	—	—	5,050	1,839	5,050	1,839
Equity securities	—	—	727	21	727	21
Total	$19,153	$586	$8,019	$1,874	$27,172	$2,460

The decline in investment securities with continuing unrealized losses was a result of improved valuations in our U.S. government agency, mortgage-backed securities and obligations of state and political subdivision portfolios.
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
Changes in the credit loss component of credit-impaired debt securities were as follows:

	For the Nine Months Ended	For the Nine Months Ended
In thousands	September 30, 2011	September 30, 2010
Balance, beginning of period	$—	$2,489
Add: Initial credit impairments	—	—
Additional credit impairments	—	—
Less: Sale of investment securities	—	—
Balance, end of period	$—	$2,489

During the first nine months of 2011 and 2010, respectively, we recorded no OTTI charges.
The Bank owns a collateralized debt obligation (“CDO”) with a carrying value of $996,000 and market value of $408,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable based on the investment's payment performance, higher market valuations and a third-party consultant's conclusion that the investment will continue to be fully performing and be fully recoverable in accordance with the terms of the agreement. Additional information is presented below.

In thousands	September 30, 2011
Par value	$1,000
Carrying value	$996
Fair value	$408
Unrealized loss	$588
Number of original issuers	50
Number of currently underlying banks in issuance	35
Number of defaulting and deferring banks	12
Percentage of remaining banks expected to default or defer payment (annually)	1.2%
Subordination	29.20%

The 29.2% subordination means that the tranche that we own has excess collateral providing additional collateral support to the tranche. Additionally, the Bank owns a portfolio of six single-issuer trust preferred securities with a carrying value of $4.5 million and a market value of $3.3 million, compared to a market value of $3.4 million at the end of 2010. Finally, the Bank also owns corporate securities with a carrying value of $1.9 million and a market value of $1.6 million that are rated below investment grade. None of these securities are considered impaired as they are all fully performing and are expected to continue performing.
Available for sale securities in unrealized loss positions are analyzed as part of the Corporation's ongoing assessment of OTTI. When the Corporation intends to sell available-for-sale securities, the Corporation recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities. When the Corporation does not intend to sell available for sale securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Corporation estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and to determine if any adverse changes in cash flows have occurred. The Corporation's cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.
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
Management's assertion regarding its intent not to sell or that it is not more likely than not that the Corporation will be required to sell the security before its anticipated recovery considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management's intended strategy with respect to the identified security or portfolio. If management does have the intent to sell or believes it is more likely than not that the Corporation will be required to sell the security before its anticipated recovery, the gross unrealized loss is charged directly to earnings in the Consolidated Statements of Operations.
As of September 30, 2011, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of September 30, 2011.
8. Investment securities held to maturity
The Bank transferred its entire held to maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM through March 2012.

9. Loans
Loans, net of unearned discount and net deferred origination fees and costs were as follows:

In thousands	September 30, 2011	December 31, 2010
Commercial	$31,456	$38,225
Real estate	186,350	206,072
Installment	751	718
Total loans	218,557	245,015
Less: Unearned income	53	60
Loans	$218,504	$244,955

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
Pass - Pass assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.
Special Mention - A special mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard - A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
Doubtful - An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
Loss - An asset or portion thereof, classified loss is considered uncollectible and of such little value that its continuance on the institution's books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is significant doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.
The risk category of loans by class of loans is as follows:

September 30, 2011		Special Mention
In thousands	Pass		Substandard	Doubtful	Loss	Total
Commercial loans	$28,226	$1,263	$1,899	$68	$—	$31,456
Real estate loans
Church	33,102	4,578	20,643	—	—	58,323
Construction - other than third-party originated	2,975	—	7,392	—	—	10,367
Construction - third-party originated	—	—	7,660	1,945	—	9,605
Multifamily	10,760	542	1,133	273		12,708
Other	45,854	4,427	20,184	959	—	71,424
Residential	21,069	—	2,854	—	—	23,923
Installment	726	25	—	—	—	751
	$142,712	$10,835	$61,765	$3,245	$—	$218,557

December 31, 2010		Special Mention
In thousands	Pass		Substandard	Doubtful	Loss	Total
Commercial loans	$35,776	$916	$1,384	$149	$—	$38,225
Real estate loans
Church	38,785	8,893	15,106	—	—	62,784
Construction - other than third-party originated	1,879	598	10,593	579	—	13,649
Construction - third-party originated	—	—	9,514	4,017	—	13,531
Multifamily	11,742	1,578	1,240	273		14,833
Other	46,544	5,064	20,973	1,202	—	73,783
Residential	24,286	—	2,714	492	—	27,492
Installment	696	16	1	5	—	718
	$159,708	$17,065	$61,525	$6,717	$—	$245,015

The following tables present the aging of the recorded investment in past due loans.

September 30, 2011		30-60 Days	60-90 Days	More than 90 Days	Total Past Due
In thousands	0-30 Days					Current	Total
Commercial loans	$1,458	$3,151	$743	$3,935	$9,287	$22,169	$31,456
Real estate loans
Church	3,274	7,596	6,592	5,511	22,973	35,350	58,323
Construction - other than third-party originated	—	454	—	5,754	6,208	4,159	10,367
Construction - third-party originated	—	612	780	8,213	9,605	—	9,605
Multifamily	—	650	68	1,406	2,124	10,584	12,708
Other	2,581	2,188	1,259	9,674	15,702	55,722	71,424
Residential	223	712	128	2,344	3,407	20,516	23,923
Installment	4	5	1	—	10	741	751
	$7,540	$15,368	$9,571	$36,837	$69,316	$149,241	$218,557

December 31, 2010		30-60 Days	60-90 Days	More than 90 Days	Total Past Due
In thousands	0-30 Days					Current	Total
Commercial loans	$3,251	$1,336	$1,449	$2,308	$8,344	$29,881	$38,225
Real estate loans
Church	339	13,096	7,630	4,909	25,974	36,810	62,784
Construction - other than third-party originated	4,025	—	—	8,057	12,082	1,567	13,649
Construction - third-party originated	454	1,531	530	9,253	11,768	1,763	13,531
Multifamily		2,608	1,248	273	4,129	10,704	14,833
Other	2,837	2,109	4,861	6,375	16,182	57,601	73,783
Residential	564	809	118	2,333	3,824	23,668	27,492
Installment	31	17		6	54	664	718
	$11,501	$21,506	$15,836	$33,514	$82,357	$162,658	$245,015

The following tables present the recorded investment in impaired loans by class of loans.

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
In thousands
Commercial loans	$351	$360	$—
Real estate loans
Church	9,290	8,788	582
Construction - other than third-party originated	5,663	7,055	464
Construction - third-party originated	9,605	13,331	346
Multifamily	1,308	1,951	—
Other	11,819	11,575	323
Residential	2,179	2,078	1
Installment	—	—	—
	$40,215	$45,138	$1,716

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance
In thousands
Commercial loans	$10	$10	$—
Real estate loans
Church	5,460	5,624	—
Construction - other than third-party originated	6,689	7,067	242
Construction - third-party originated	13,078	16,315	1,123
Multifamily	273	824
Other	7,024	7,798	102
Residential	2,227	2,394	35
Installment	—	—	—
	$34,761	$40,032	$1,502

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued, and nonaccrual loans. Nonperforming loans were as follows:

In thousands	September 30, 2011	December 31, 2010
Nonaccrual loans	$39,585	$35,916
Loans with interest or principal 90 days or more past due and still accruing	3,313	2,343
Total nonperforming loans	$42,898	$38,259

Nonperforming assets are generally secured by residential and small commercial real estate properties, except for church loans, which are generally secured by the church buildings.
At September 30, 2011, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank's loan portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers' abilities to repay their obligations are dependent upon various factors including the borrowers' income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank's lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $40.2 million at September 30, 2011, up from $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $1.7 million and $1.5 million. Charge-offs of impaired loans in the first nine months of 2011 totaled $1.9 million. $32.8 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans in the third quarter and first nine months of 2011 was $39.5 million and $37.7 million, respectively, compared to $25.4 million and $20.7 million in the similar periods of 2010. Most of the impaired loans are secured by commercial real estate properties. There was no interest income recognized on impaired loans during the first nine months of either 2011 or 2010.
We may extend, restructure or otherwise modify the terms of existing loans on a case-by-case basis to remain competitive or to assist other customers who may be experiencing financial difficulty. If a concession has been made to a borrower experiencing financial difficulty, the loan is then classified as a troubled debt restructuring ("TDR"). The majority of concessions made for TDRs involve lowering the monthly payments on the loans either through a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of the two methods. They seldom result in the forgiveness of principal or accrued interest. In addition, we attempt to obtain additional collateral or guarantees when modifying such loans. If the borrower demonstrates the ability to perform under the restructured terms, the loan will continue to accrue interest. Nonaccruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are considered collectible.
As a result of the adoption of ASU 2011-02, CNB reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and has concluded that the adoption of ASU 2011-02 did not materially impact the number of TDRs or the specific reserves for such loans included in our allowance for loan losses at September 30, 2011.
Troubled debt restructured loans (“TDRs”) totaled $5.4 million at September 30, 2011 and $2.9 million at December 31, 2010, with a related allowance of $342,000 and no related allowance at December 31, 2010 and included seven borrowers at September 30, 2011. TDRs to four borrowers amounting to $3.7 million were accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans. Three TDRs totaling 1.8 million defaulted on the modified terms during 2011.
The following tables present loans by loan class modified as TDRs during the three and nine months ended September 30, 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at September 30, 2011, respectively. There were no chargeoffs resulting from loans modified as TDRs during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Borrowers	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Churches	1	$921	$921
Commercial real estate	—	—	—
Construction	—	—	—
Total commercial real estate	1	921	921
Residential mortgage	—	—	—
Total	1	$921	$921

	Nine Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Churches	1	$921	$921
Commercial real estate:
Other	1	1,492	1,492
Total commercial real estate	2	2,413	2,413
Residential mortgage	2	389	389
Total	4	$2,802	$2,802

TDRs totaling $1.8 million defaulted as to the modified terms during the third quarter of 2011.
The following tables present the allowance for loan losses by portfolio segment along with the related recorded investment in loans based on impairment method.

	Allowance for Loan Losses			Recorded Investments
September 30, 2011	Individually Evaluated	Collectively Evaluated	Total Allowance	Individually Evaluated	Collectively Evaluated	Total Recorded Investment
In thousands
Commercial loans	$—	2,166	$2,166	$351	31,105	$31,456
Real estate loans
Church	582	2,075	2,657	9,290	49,033	58,323
Construction - other than third-party originated	464	949	1,413	5,663	4,704	10,367
Construction - third-party originated	346	—	346	9,605	—	9,605
Multifamily	—	353	353	1,308	11,400	12,708
Commercial	323	1,934	2,257	11,819	59,605	71,424
Residential	1	959	960	2,179	21,744	23,923
Installment	—	42	42	—	751	751
Unallocated	—	409	409			—
	$1,716	$8,887	$10,603	$40,215	$178,342	$218,557

December 31, 2010	Individually Evaluated	Collectively Evaluated	Total Allowance
In thousands
Commercial loans	$—	$2,770	$2,770
Real estate loans
Church	—	1,559	1,559
Construction - other than third-party originated	242	220	462
Construction - third-party Originated	1,123	452	1,575
Multifamily	—	633	633
Other	102	2,231	2,333
Residential	35	701	736
Installment	—	55	55
Unallocated	—	503	503
	$1,502	$9,124	$10,626

10. Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Balance,	Provision for Loan Losses			Balance,
In thousands	December 31, 2010		Recoveries	Chargeoffs	September 30, 2011
Commercial loans	$2,770	$(515)	$85	$174	$2,166
Real estate loans
Church	1,559	1,099	66	67	2,657
Construction - other than third-party originated	462	2,445	—	1,494	1,413
Construction - third-party originated	1,575	(959)	—	270	346
Multifamily	633	(212)	—	68	353
Other	2,333	398	58	532	2,257
Residential	736	352	6	134	960
Installment	55	—	1	14	42
Unallocated	503	(94)	—	—	409
	$10,626	$2,514	$216	$2,753	$10,603

11. Fair value measurement of assets and liabilities
The fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liabilities;
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following tables present the assets that are measured at fair value hierarchy at September 30, 2011 and December 31, 2010, respectively.

September 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$96,343	$3,236	$92,699	$408
Total assets	$96,343	$3,236	$92,699	$408

December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$105,420	$3,429	$102,492	$499
Total assets	$105,420	$3,429	$102,492	$499

The fair value of Level 3 investments at September 30, 2011 was $91,000 less than the related fair value at December 31, 2010 due to an increase in the market value of the Level 3 investments.
Level 1 securities includes securities issued by the U.S. Treasury Department based upon quoted market prices. Level 2 securities includes fair value measurements obtained from various sources including the utilization of matrix pricing, dealer quotes, market spreads, live trading levels, credit information and the bond's terms and conditions, among other things. Any investment security not valued based on the aforementioned criteria are considered Level 3. Level 3 fair values are determined using unobservable inputs and include corporate debt obligations for which there are no readily available quoted market values as discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” - Investments. For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities and evaluates credit events in underlying collateral or obtained from an external pricing specialist which utilized a discounted cash flow model.
Impaired loans totaled $40.2 million at September 30, 2011, up from $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $1.7 million and $1.5 million. Charge-offs of impaired loans in the first nine months of 2011 totaled $1.9 million. $32.8 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans in the third quarter and first nine months of 2011 was $39.5 million and $37.7 million, respectively, compared to $25.4 million and $20.7 million in the similar periods of 2010. Most of the impaired loans are secured by commercial real estate properties. There was no interest income recognized on impaired loans during the first nine months of either 2011 or 2010.
At September 30, 2011, the Corporation had impaired loans with outstanding principal balances of $40.2 million, of which $1.9 million was written down to fair value during the first nine months of 2011, while at September 30, 2010, the Corporation had impaired loans with outstanding principal balances of $26.8 million, of which $2.8 million were written down to fair value during the first nine months of 2010. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, as well as costs to sell the underlying collateral.
12. Long-term debt
At September 30, 2011, long-term debt included a $5 million, 5% senior note due in February 2022 issued under a Credit Agreement (as defined below). Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.
On November 3, 2010, the Corporation entered into a First Amendment to Credit Agreement (the “Amendment”) with The Prudential Insurance Company of America (“Prudential”) amending and modifying that certain Credit Agreement by and between the Corporation and Prudential, dated as of February 21, 2007 (the “Credit Agreement”).
The purpose of the Amendment was to: (a) modify the use of proceeds provisions of the Credit Agreement governing Prudential's $5,000,000 unsecured term loan to the Corporation so that the Corporation could convert its $5,000,000 subordinated loan to the Bank into equity of the Bank that will be treated by the OCC as “Tier I” regulatory capital; (b) waive certain events of default resulting from the Bank's entry into the Formal Agreement with the OCC and failure to meet certain other material obligations, including deferral of dividends to its Series F and G preferred stockholders and deferral of certain obligations to holders of debentures related to its trust preferred securities; (c) waive any default interest that may have accrued during the pendency of such events of default; and (d) amend and restate the financial covenants of the Credit Agreement. On November 30, 2010, upon receipt of OCC approval the subordinated loan was converted into equity, thereby increasing the Bank's Tier 1 leverage capital. However, as a result of the Consent Order entered into on December 22, 2010 and the failure to achieve certain capital ratios required by the OCC, the Corporation was once again in default under this loan and is attempting to obtain a waiver from the lender. As a result of the default, the loan has been reclassified to short-term portion of long-term debt on the accompanying Consolidated Balance Sheets.
The Corporation has been in violation of certain covenants of the loan agreement. Although the loan becomes immediately payable as a result of these violations, which are considered an event of default, the lender has informally indicated that no action will be taken as a result of these violations.
13. Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2011 and December 31, 2010.
Cash, short-term investments and interest-bearing deposits with banks
These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.
Investment securities
Investment securities are reported at their fair values based on prices obtained from a nationally recognized pricing service, where available. Otherwise, fair value measurements are obtained from various sources including dealer quotes, matrix pricing, market spreads, live trading levels, credit information and the bond's terms and conditions, among other things. Management reviews all prices obtained for reasonableness on a quarterly basis.
Loans
Fair values were estimated for performing loans by discounting the future cash flows using market discount rates that reflect the interest-rate risk inherent in the loans, reduced by the allowance for loan losses. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by the FASB ASC Topic for Fair Value Measuring and Disclosure.
Loans held for sale
The fair value for loans held for sale is based on estimated secondary market prices.
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at September 30, 2011 and December 31, 2010. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
These fair values do not include the value of core deposit relationships that comprise a significant portion of the Bank's deposit base.
Long-term debt
The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at September 30, 2011 and December 31, 2010.
The following table presents the carrying amounts and fair values of financial instruments.

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and other short-term
investments	24,381	24,381	20,778	20,778
Interest-bearing deposits with banks	2,135	2,135	3,289	3,289
Investment securities AFS	96,343	96,343	105,420	105,420
Loans	207,901	202,172	234,329	228,616
Financial liabilities
Deposits	304,483	300,931	338,551	331,434
Long-term debt	19,200	20,236	19,200	19,631

14. Subsequent event

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Corporation has evaluated subsequent events through November 15, 2011, which is the date that the Corporation's financial statements are being issued.
Based on the evaluation, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program.
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
Executive summary
The primary source of the Corporation's income comes from net interest income, which represents the excess of interest earned on earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest rate risk resulting from changes in interest rates. The most significant component of the Corporation's interest-earning assets is the loan portfolio. In addition to the aforementioned interest rate risk, the portfolio is subject to credit risk. Certain components of the investment portfolio are subject to credit risk as well.
The U.S. and regional economic environment remained weak in the third quarter of 2011 as evidenced by stagnant economic indicators. This led the Federal Reserve Bank to maintain and continue to support a target range of zero to .25% for the federal funds rates. Management believes that the current low interest rate environment coupled with high unemployment, will continue to challenge our business operations during the remainder of 2011.
The Corporation recorded a $1.3 million net loss in the 2011 third quarter compared to a net loss of $3.3 million in the third quarter of 2010, and a net loss for the first nine months of 2011 of $4 million compared to a net loss of $3.3 million for the comparable period in 2010. The third quarter loss reduction resulted primarily from a decline in the loan loss provision from $2.8 million to $500,000 in the 2011 third quarter. The 2011 year-to-date loss was higher than a year earlier due primarily to declines in net interest income and award income, as the second quarter of 2010 included the recognition of a $1 million award received from the U.S. Treasury under its CDFI program for lending in lower-income communities, offset in part by a decline in the provision for loan losses. Also driving the continued losses from operations were higher credit costs and expenses incurred in connection with complying with the provisions of the aforementioned Consent Order.
Additionally, we expect to record reduced earnings during the remainder of 2011 due to expected higher costs for consultants retained to achieve compliance with the Consent Order, higher FDIC insurance expense and elevated credit costs, along with lower net interest income.
Management has undertaken several steps to reduce the losses and the deterioration in credit quality, including the closing of unprofitable branches, the elimination of executive and director retirement plans and the retention of consultants to manage our loan workout, collection and administrative remediation efforts. Additionally, management is reducing the concentration in real estate loans and has suspended dividend payments. Finally, during the first quarter of 2011, we engaged Preston Pinkett III as our president and chief executive officer following the retirement of Louis Prezeau, who remains a member of the board of directors.
The Bank is subject to a Consent Order with the Comptroller of the Currency (the “OCC”), and the Corporation is a party to the FRBNY Agreement, each as described in Note 3 to the Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent Order. The Bank is taking steps to remedy its non-compliance with the Consent Order, however, there is no assurance that it will be able to do so.
Financial Condition
At September 30, 2011, total assets fell to $349.2 million from $387.3 million at the end of 2010, while total deposits decreased to $304.5 million from $338.6 million at the end of 2010. Average assets declined during the first nine months of 2011 to $382.1 million from $466.9 million a year earlier. The declines resulted from the seasonal withdrawal of municipal deposit account balances, along with the $17.3 million runoff of brokered deposits in 2011, which we are not allowed to retain under the provisions of the Consent Order. The withdrawn deposits have since been redeposited by investing proceeds from loan and investment portfolio paydowns into Federal funds sold.
Federal funds sold
Federal funds sold totaled $18 million at September 30, 2011 compared to $13.6 million at the end of 2010, while the related average balance increased to $30.7 million in the three quarters of 2011 from $30 million in the similar period of 2010. Both changes resulted from the reinvestment of loan and investment payments into Federal funds sold, offset in part by the aforementioned changes in deposit balances and continuing operating losses.
Investments
The Bank transferred its entire held to maturity portfolio to available for sale in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels in order to improve capital ratios and improve liquidity by allowing for the disposition of securities, if necessary. The investment portfolio declined to $96.3 million at September 30, 2011 from $105.4 million at the end of 2010 due to principal payments being reinvested into Federal funds sold, while the net unrealized loss of $127,000 at the end of 2010 converted to a net $1.9 million gain, net of taxes, at September 30, 2011 due primarily to the effects of the lower interest rate environment.
Loans
Loans declined to $218.5 million at September 30, 2011 from $245 million at December 31, 2010, while average loans of $231.8 million in the first nine months of 2011 was down from $265.8 million for the first nine months of 2010. The declines resulted from the reinvestment of paydowns and principal payments into more liquid assets, along with charge-offs. We are presently originating very few loans, which are primarily to existing customers. Additionally, we closed our residential lending department and expect to originate few loans, if any, during the remainder of 2011.
Provision and allowance for loan losses
Changes in the allowance for loan losses are set forth below.

	Balance,	Provision for Loan Losses			Balance,
In thousands	December 31, 2010		Recoveries	Chargeoffs	September 30, 2011
Commercial loans	$2,770	$(515)	$85	$174	$2,166
Real estate loans
Church	1,559	1,099	66	67	2,657
Construction - other than third-party originated	462	2,445	—	1,494	1,413
Construction - third-party originated	1,575	(959)	—	270	346
Multifamily	633	(212)	—	68	353
Other	2,333	398	58	532	2,257
Residential	736	352	6	134	960
Installment	55	—	1	14	42
Unallocated	503	(94)		—	409
	$10,626	$2,514	$216	$2,753	$10,603

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$10,895	$7,934	$10,626	$8,650
Provision for loan losses	500	2,825	2,514	5,216
Recoveries of previous charge-offs	82	3	216	41
	11,477	10,762	13,356	13,907
Less: Charge-offs	874	1,508	2,753	4,653
Balance at end of period	$10,603	$9,254	$10,603	$9,254

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
The allowance established for probable losses on specific loans is based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and the industry in which the borrower operates. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.
Additionally, nonaccrual loans over a specific dollar amount are individually evaluated, along with all troubled debt restructured loans, for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral-dependent impaired loan balances are written down to the current fair value of each loan's underlying collateral, resulting in an immediate charge-off to the allowance. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan's original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.
The allowance allocations for non-impaired loans are calculated by applying loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank's loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management's judgment, affect the collectability of the portfolio as of the evaluation date.
The allowance contains reserves identified as unallocated to cover inherent losses in the loan portfolio which have not been otherwise reviewed or measured on an individual basis. Such reserves include management's evaluation of the regional economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for judgmental factors and the uncertainty that is inherent in estimates of probable credit losses. The unallocated reserves declined due to management's determination, based on an ongoing review of the portfolio, that the level of unallocated reserves is adequate.
Various loan risk categories experienced declines in the related allowance allocations at September 30, 2011 due to reductions in the related unpaid principal balances.
The allowance represented 4.85% of total loans at September 30, 2011 compared to 4.34% at December 31, 2010, while the allowance represented 24.72% of total nonperforming loans at September 30, 2011 compared to 27.77% at the end of 2010 due to an increase during the first nine months of 2011 in the allowance as well as an increase in nonperforming loans, respectively.

	September 30, 2011	December 31, 2010	September 30, 2010
Allowance for loan losses as a percentage of:
Total loans	4.85%	4.34%	3.66%
Total nonperforming loans	24.72%	27.77%	28.56%
Year-to-date net charge-offs as a percentage of average loans (annualized)	1.46%	2.87%	2.31%

Nonperforming loans
Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received. The following table presents the principal amounts of nonperforming loans.

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Loans past due 90 days and still accruing
Commercial	$1,874	$928	$—
Real estate	1,439	1,415	2,593
Installment	—	—	1
Total	3,313	2,343	2,594
Nonaccrual loans
Commercial	2,384	1,436	2,574
Real estate	37,201	34,480	27,229
Installment	—	—	—
Total	39,585	35,916	29,803
Total nonperforming loans	42,898	38,259	32,397
Other real estate owned	1,524	1,997	1,753
Total nonperforming assets	$44,422	$40,256	$34,150

Nonperforming assets continued to grow during the first nine months of 2011 due primarily to the continued deterioration in the quality of the commercial real estate loan portfolio, which continues to be stressed by the effects of the economic recession in the Bank's trade area, which has been affected later than the rest of the country and is expected to recover later as well. The deterioration in credit quality in the overall portfolio since the end of 2009 has occurred primarily in two segments of the commercial real estate loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches.
Included in the portfolio are loans to churches totaling $58.3 million and loans acquired from the third-party lender totaling $9.9 million. Nonaccrual loans includes $8.2 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the deterioration in the economy, and $9.4 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be foreclosed. Nonaccrual loans to churches located in New York totaled $3.7 million at September 30, 2011.
Impaired loans totaled $40.2 million at September 30, 2011, compared to $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $1.7 million and $1.5 million. Charge-offs of impaired loans in the first nine months of 2011 totaled $1.9 million, while $32.8 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans in the third quarter and first nine months of 2011 was $39.5 million and $37.7 million, respectively, compared to $25.4 million and $20.7 million in the similar periods in 2010. Most of the impaired loans are secured by commercial real estate properties. There was no interest income recognized on impaired loans during the first nine months of either 2011 or 2010.
Troubled debt restructured loans totaled $5.4 million at September 30, 2011 compared to $2.9 million at December 31, 2010, with a related allowance of $342,000 and no related allowance at December 31, 2010 and included seven borrowers. TDRs to four borrowers amounting to $3.7 million are accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.

Deposits
The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and are more volatile than commercial or retail deposits. This volatility can cause increases in period-end deposit balances while concurrently contributing to declines in average balances for the related period. These municipal accounts represent a substantial part of the Bank's deposits, and tend to have high balances and comprised most of the Bank's accounts with balances of $100,000 or more at September 30, 2011 and December 31, 2010. These accounts are used for operating and short-term investment purposes by the municipalities. All the foregoing deposits require collateralization with readily marketable U.S. government securities or Federal Home Loan Bank of New York municipal letters of credit.
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
Total deposits decreased to $304.5 million at September 30, 2011 from $338.6 million at the end of 2010, while average deposits declined to $335.2 million for the first nine months of 2011 from $345.2 million for the first nine months of 2010. Included in the reduction was the runoff of $17.3 million in brokered deposits.
Total non-interest bearing demand deposits of $35.2 million at September 30, 2011 was essentially unchanged from $35.1 million at the end of 2010, while the related average deposits of $43.9 million for the first nine months of 2011 compared to $35.6 million for the first nine months of 2010.
Money market deposit accounts of $45.9 million at September 30, 2011 were down from $61.9 million at the end of 2010, while the related average balance fell to $56.4 million for the first nine months of 2011 from $67.9 million in the same period of 2010.
Interest-bearing demand deposit accounts account balances decreased slightly to $43.4 million at September 30, 2011 compared to $45.7 million at the end of 2010, and averaged $43.4 million for the first nine months of 2011 compared to $61.9 million for the comparable period in 2010. This particular type of account is most frequently used by municipalities for operating purposes.
Passbook and statement savings accounts totaled $22.4 million at September 30, 2011, relatively unchanged from December 31, 2010 and averaged $23 million for the first nine months of 2011, down slightly from $24.5 million for the same period in 2010.
Time deposits totaled $157.6 million at September 30, 2011 compared to $172.8 million at December 31, 2010, while average time deposits declined to $168.5 million for the first nine months of 2011 from $191 million for the similar 2010 period. Contributing to the declines was the aforementioned runoff in brokered deposits offset in part by deposit growth, which occurred primarily through national CD listing services.
Short-term borrowings
There were no short-term borrowings at September 30, 2011 or December 31, 2010, while the related average balances were none for the first three quarters of 2011 and $89,000 for the first nine months of 2010. The decline in the average balance resulted from the discontinuance of a repurchase agreement program with a customer.
Long-term debt
Long-term debt at September 30, 2011 was unchanged from $14.2 million at December 31, 2010, while the related average balances were $15.2 million for the first nine months of 2011 compared to $47.5 million for the same period in 2010. The decrease resulted from the prepayment of $26.7 million of Federal Home Loan Bank advances in the fourth quarter of 2010.
Capital
A significant measure of the strength of a financial institution is its shareholders' equity, which is comprised of three components: (1) core capital (common equity), (2) preferred stock, and (3) accumulated other comprehensive income or loss (“AOCI”). For regulatory purposes, capital is defined differently, as are the ratios used to determine capital adequacy. Regulatory risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk. Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.
Typically, the primary source of capital growth is through retention of earnings, reduced by dividend payments. During 2010 as well as in February and May 2011, City National Bancshares Corporation deferred the payments of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program.   In addition, the Corporation deferred its regularly

scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively.  Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently, and no dividend payments were made during the first nine months of 2011. Accrued but unpaid dividends have been charged to retained earnings and added to the preferred stock outstanding balance.
Set forth below are consolidated and bank-only capital ratios.

	Consolidated		Bank Only
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets	8.93%	9.47%	10.89%	11.21%
Minimum to be considered well-capitalized	6.00	6.00	6.00	6.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	10.00	10.00
Total capital to risk-adjusted assets	12.25	12.59	12.17	12.49
Minimum to be considered well-capitalized	10.00	10.00	10.00	10.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	13.00	13.00
Leverage ratio	6.40	6.30	7.81	7.45
Minimum to be considered well-capitalized	5.00	5.00	5.00	5.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	9.00	8.00

The regulatory capital ratios at September 30, 2011 were generally lower than the ratios at December 31, 2010 due to continued operating losses, while the leverage ratios were mitigated by a reduction in total assets.
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
The Bank is subject to a Consent Order with the Comptroller of the Currency (the “OCC”), and the Corporation is a party to the FRBNY Agreement, each as described in Note 3 to the Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent Order. The Bank is taking steps to remedy its non-compliance with the Consent Order, however, there is no assurance that it will be able to do so.
Finally, the Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of September 30, 2011 and December 31, 2010, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, the Corporation's outstanding trust preferred securities will continue to count as Tier I capital but the Corporation will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.
Results of Operations
The Corporation recorded a $1.3 million net loss in the 2011 third quarter compared to a net loss of $3.3 million in the third quarter of 2010, and a net loss for the first nine months of 2011 of $4 million compared to a net loss of $3.3 million for the comparable period in 2010. The third quarter loss reduction resulted primarily from a decline in the loan loss provision from $2.8 million to $500,000 in the 2011 third quarter. The 2011 year-to-date loss was slightly higher than a year earlier due primarily to declines in net interest income and award income, as the second quarter of 2010 included the recognition of a $1 million award received from the U.S. Treasury under its CDFI program for lending in lower-income communities, offset in part by a decline in the provision for loan losses. Also driving the continued losses from operations were higher credit costs and expenses incurred in connection with complying with the provisions of the aforementioned Consent Order.
Net interest income
On a fully taxable equivalent (“FTE”) basis, net interest income declined to $7.8 million for the first nine months of 2011 compared to $9.9 million in the comparable period in 2010, while the related net interest margin ("NIM") fell 12 basis points, from 3.09% to 2.97%. The lower net interest income resulted primarily from four factors: our strategic decision to become more asset-sensitive and reduce interest rate risk by shortening investment maturities and increasing Federal funds sold levels, which has resulted in opportunity costs, although we believe that we are well positioned to benefit from an increase in interest rates; another strategic decision to become more liquid due to the possible impact of the Consent Order; another strategic decision to limit loan originations to renewals of existing loans while management works through portfolio credit quality issues and problem loan collections; and the deferral of approximately $1 million of interest payments received on nonaccrual loans.

Also contributing to the lower income level was an increase in nonaccrual loans, resulting in foregone interest income. Additionally, reinvesting investment principal and interest payments in short-term earning assets in a low interest rate environment along with variable-rate loans and investments repricing at lower rates at reset dates has had a negative impact.

These factors more than offset the benefits of a drop in the average rate paid to fund interest-earning assets from 1.73% to 1.40%.

Interest income decreased $3.8 million in the first nine months of 2011 compared to the first nine months of 2010 due to the aforementioned factors. As indicated, the deferred income contributed significantly to the reduction, but will be utilized when the related loan is sold or paid off.

Interest income from federal funds sold declined despite a slight increase in the average balance because of a decline in the average rate paid due to the Federal Reserve Bank's Federal Open Market Committee's ongoing decision to leave the federal funds target rate at a range of 0% to .25%.

Interest income on taxable investment securities was lower in the first nine months of 2011 due to a lower average rate, which declined from 4.34% to 3.97%, as well as a lower average balance, which resulted from a sale of $46.1 million of securities in December 2010 and concurrent payoff of Federal Home Loan advances to reduce total asset levels in conjunction with a deleveraging program and record portfolio gains to raise capital ratios. Tax-exempt investment income also declined due to the aforementioned sale of securities.

Interest income on loans fell $2.2 million as a result of a lower average rate earned, which declined from 5.03% to 4.99% due to the aforementioned reasons, and was further reduced by lower loan volume and income deferrals, along with foregone income on nonaccrual loans.

Interest expense declined $1.9 million in the first nine months of 2011, as the average rate paid to fund interest-earning assets decreased to 1.40% from 1.73%. This decline was due to the lower rates paid on almost all interest-bearing liabilities. The most significant reduction occurred in interest expense on certificates of deposit, which declined from $3.6 million to $2.8 million.

Provision for loan losses
There was a $500,000 provision in the third quarter of 2011 compared to $2.8 million for the similar quarter in 2010, and decreased to $2.5 million in the first nine months of 2011 from $5.2 million in the comparable 2010 period. Both declines occurred due to lower charge-offs.

Other operating income
Other operating income, excluding the results of investment securities transactions, rose to $645,000 in the third quarter of 2011 compared to $577,000 in the similar 2010 period, while such income decreased to $1.9 million for the first nine months of 2011 compared to $2.9 million in the similar year-earlier period. The quarter-to-quarter increase resulted primarily from higher income from an unconsolidated leasing subsidiary, while the year-to-date comparison was further impacted by the aforementioned $1 million award recorded in the second quarter of 2010.
Securities transactions

In June 2010, the Bank sold $13.9 million of investment securities, resulting in a net gain of $528,000. There were no such transactions during the first nine months of 2011.

Other operating expenses
Other operating expenses of $4.0 million in the 2011 third quarter declined slightly from $4.2 million in the third quarter of 2010 and were unchanged on a year-to-date basis from $11.4 million, although there were significant changes in several expense categories.
Occupancy and equipment expense was lower in the third quarter of 2011 compared to the year-earlier third quarter due to branch closings. Also as a result of the closings, the Corporation charged off $468,000 of core deposit intangible in the 2010 third quarter, while OREO expense and regulatory expense both were sharply higher compared to last year. Finally, other expenses declined due to the elimination of directors' fees, which cannot be paid under the Consent Order, lower personnel agency fees and $89,000 in chargeoffs of fixed assets incurred in 2011 in conjunction with the branch closings.
On a year-to-date basis, benefits expense declined due to the elimination in 2010 of the supplemental executive retirement plan, while occupancy and equipment expense and amortization of core deposit intangible were lower due to the charges in 2010 related to the branch closings. Regulatory expense, comprised principally of FDIC insurance costs, rose due to an increased risk rating resulting from the Consent Order, and OREO expense rose significantly due to higher writedowns of OREO properties. Additionally, credit costs were up due to the ongoing management of nonperforming loans, and management consulting fees were higher due to the retention of consultants to assist in complying with the terms of the Consent Order, along with the outsourcing of the internal audit and compliance functions.
Income tax expense
Income tax expense in both the third quarter and first nine months of 2011 and 2010 was limited to state tax expense as federal income tax benefits were restricted by valuation allowances. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.
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
The Bank depends primarily on deposits as a source of funds and also provides for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank, Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank for longer-term funding purposes and at September 30, 2011 had $10 million in long-term advances outstanding.
A significant part of the Bank's deposit base is from municipal deposits, which comprised $86.2 million, or 28.3% of total deposits at September 30, 2011 compared to $105.8 million, or 31.2% of total deposits at December 31, 2010. These relationships arise due to the Bank's urban market presence, leading to large municipal deposit relationships. $47.5 million of investment securities were pledged as collateral for these deposits. Additionally, $53.5 million of U.S. agency securities and commercial real estate loans were pledged to the Federal Home Loan Bank as collateral for the aforementioned borrowing along with $38.3 million of municipal letters of credit ("MULOCs"). As a result of the large size of these individual deposit relationships, these municipalities may at times represent a potentially volatile source of liquidity.
Illiquidity in certain segments of the investment portfolio may limit the Corporation's ability to dispose of various securities, although management believes that the Corporation has sufficient resources to meet all its liquidity demands. Should the market for these and similar types of securities, such as single-issuer trust preferred securities, continue to deteriorate, or should credit weakness develop, additional illiquidity could occur within the investment portfolio.
Municipal deposit levels may fluctuate significantly depending on the cash requirements of the municipalities. The Bank has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include the Federal Reserve Bank discount window, federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. In certain instances, however, these lines may be reduced or not available in the event of a significant decline in the Bank's credit quality or capital levels.
As a result of the loss incurred, there were no significant sources or uses of cash during the first nine months of 2011 from operating activities. Net cash used in investing activities was for investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from loan maturities and payments and maturities, principal payments and early redemptions of investment securities available for sale. The most significant use of funds for financing activities was a decrease in deposits while there were no uses of cash provided by financing activities.
Because we are in violation of certain covenants of a $5 million long-term loan agreement, the loan has been reclassified to short-term portion of long-term debt on the Balance Sheet, as the violation causes the debt to become immediately due and payable. However, we have been in violation for a number of years, and there has been no demand for payment, nor does management believe that such a demand will occur. In the event that such a demand is made, the holding company would not be able to repay the debt.
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
A simulation model is used for asset-liability management purposes, assuming an immediate and parallel 100 basis point shift in interest rates. The most recently prepared model indicates that net interest income would decrease 3.19% from base case scenario if interest rates rise 200 basis points and decline 15.15% if rates decrease 200 basis points. Additionally, the economic value of equity would decrease 17.32% if rates rose 200 basis points and decline 8.17% if rates declined 200 basis points. All changes are within internal limits.
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

Item 4
Controls and Procedures
(a)  Disclosure Controls and Procedures.  The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined on Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation's periodic reports filed with the SEC. Based upon such evaluation, the Corporation's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise required to be set forth in the Corporation's periodic reports.
(b)  Changes in Internal Controls over Financial Reporting.
There were no changes in our internal controls over financial reporting during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Agreement with the OCC in the Consent Order.

PART II Other information

Item 1. Legal Proceedings
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.

Item 1a. Risk Factors
The Bank is subject to a Consent Order and the Corporation is subject to the FRBNY Agreement. The Bank is not in compliance with the capital ratio requirements of the Consent Order.
As stated in Note 3 to the Financial Statements, the Bank is subject to a Consent Order which mandates specific actions by the Bank to address certain findings from the OCC's examination and to address the Bank's current financial condition and the Corporation is subject to the FRBNY Agreement. As of September 30, 2011, the Bank believes it has timely complied with most of the requirements of the Consent Order with the exception of the capital ratio requirements. We believe we are in compliance with the FRBNY Agreement. If our regulators believe we failed to comply with the Consent Order or the FRBNY Agreement, they could take additional regulatory action, including forcing the Corporation's Board to sell, merge, or liquidate the Bank.
The Corporation's Financial Results and the Bank's Failure to Comply with the Consent Order Raises Substantial Doubt About the Corporation's and the Bank's Ability to Continue as Going Concerns Through the End of 2011.
The Corporation recorded a net loss of $3.3 million for the first nine months of 2011 and a net loss of $7.5 million for fiscal 2010. These financial results and the failure of the Bank to comply with the Consent Order with the OCC, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation's and the Bank's ability to continue as going concerns through the end of 2011.
The Corporation Has Deferred Payment of Dividends on its Series G Preferred Stock and Certain Debentures and May Not Pay Dividends on its Common or other Preferred Stock Until Such Series G Dividends and Interest on Debentures are Paid.
In November 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program.   In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II. The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively.  Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Additionally, the Corporation intends to defer payments in 2011 on the aforementioned instruments and cannot presently determine when such payments will resume.
The Standard & Poor's downgrade in the U.S. government's sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.
On August 5, 2011, Standard & Poor's downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Corporation, and could exacerbate the other risks to which the Corporation is subject, including those described under Risk Factors in the Corporation's 2010 Annual Report on Form 10-K.
There have been no other material changes in risk factors since December 31, 2010.
For a summary of risk factors relevant to the corporation and its subsidiary's operations, please refer to Part I, Item 1a in the Corporation's December 31, 2010 Annual Report to Stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Pursuant to his employment agreement dated March 1, 2011 we are issuing to Mr. Pinkett 667 shares of common stock at a price of $37.50 per share evenly over the initial term of his employment (from March 1, 2011 to September 1, 2011). Additionally, we are issuing to Mr. Pinkett 20,000 shares of common stock at a price of $3.00 per share over the next year of his extended contract (from September 1, 2011 to August 31, 2012). On January 21, 2011, Mr. Alfonso Carney, a director of the Corporation, purchased from us 30 shares of common stock at a price of $37.50 per share.
The Corporation is relying on the exemption in Section 4(2) of the Securities Act and/or Regulation D adopted pursuant to the Securities Act in the issuance of the aforesaid shares, as these were private placements of securities to our principal executive officer and a director.
Item 3. Defaults Upon Senior Securities.
(b) During the first nine months of 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividends in the amount of $117,987 each on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program.  As of the last day of the third quarter, an aggregate of $825,909 in its Series G dividends had been deferred.  In addition, during the first nine months of 2011, the Corporation deferred its regularly scheduled quarterly interest payments of $62,598 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”), as permitted by the terms of such debentures. As of the last day of the third quarter of 2011, a total of $221,757 in interest under such debentures was deferred.
In addition, dividends on all other series of the Corporation's preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G preferred is outstanding, without the consent of the holder of the Series G preferred.

Series	Amount Deferred during First Nine Months	Total Deferred to Date
A	$12,000	$12,000
C	2,160	2,160
D	3,300	3,300
E	147,000	147,000
F	224,801	971,395

The Corporation's failure to pay dividends for the previous five consecutive dividend periods has triggered board appointment rights for the holders of the Series F preferred stock.  The Corporation's failure to pay dividends for six consecutive dividend periods with respect to the Series G preferred stock has triggered additional board appointment rights for the holders of Series G preferred stock and Series F preferred stock.

Item 6. Exhibits

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(101)	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION (Registrant)
December 23, 2011	/s/ Edward R. Wright
Edward R. Wright
Duly Authorized Signatory and Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

December 23, 2011	/s/ Preston D. Pinkett III
Preston D. Pinkett III
President and Chief Executive Officer

EXHIBIT INDEX

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

(101)	Interactive Data File