Form 10-K
period 2011-12-31
CITY NATIONAL BANCSHARES CORP
filed 2012-05-25
CIK 714980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-11535
City National Bancshares Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2434751
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
900 Broad Street Newark, New Jersey 07102

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(973) 624-0865
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

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
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                 ☐ Yes      ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              ☐ Yes ☒ No

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 27, 2012 was approximately $407,000.
There were 131,326 shares of common stock outstanding at May 25, 2012.

CITY NATIONAL BANCSHARES CORPORATION
FORM 10-K

II

Part I

Item 1.   Business
Description of business
City National Bancshares Corporation (the “Corporation” or “CNBC”) is a New Jersey corporation incorporated on January 10, 1983. At December 31, 2011, CNBC had consolidated total assets of $358.4 million, total deposits of $299.3 million and stockholders’ equity of $19.8 million.
City National Bank of New Jersey (the “Bank” or “CNB”), a wholly owned subsidiary of CNBC, is a national banking association chartered in 1973 under the laws of the United States of America and has two subsidiaries, City National Investments, Inc., an investment company which holds, maintains and manages investment assets for CNB, and North Newark Realty Corporation, which holds foreclosed properties. CNB is minority owned and operated and therefore eligible to participate in certain federal government programs. CNB is a member of the Federal Reserve Bank, the Federal Home Loan Bank and the Federal Deposit Insurance Corporation. CNB provides a wide range of retail and commercial banking services through its retail branch network, although the primary focus is on establishing commercial and municipal relationships. Deposit services include savings, checking, certificates of deposit, money market and retirement accounts. The Bank also provides many forms of small to medium size business financing, including revolving credit, credit lines, term loans and all forms of consumer financing, including auto, home equity and mortgage loans, and maintains banking relationships with several major domestic corporations.The Bank also owns a 35.4% interest in a leasing company, along with two other minority banks that own the remaining interest.
The words “we,” “our” and “us” refer to City National Bancshares Corporation and its wholly owned subsidiaries, unless we indicate otherwise.

Both CNBC and CNB have been designated by the United States Department of the Treasury as Community Development Financial Institutions ("CDFI"s). These designations mean that the Department of Treasury has formally recognized CNBC and CNB for “having a primary purpose of promoting community development”, and will facilitate participation in other CDFI Programs such as the Bank Enterprise Award (“BEA”) program, which provides awards for making investments and/or loans, or opening branch offices in specific low-income areas within the Bank's market area.
The Bank has been, and intends to continue to be, an urban community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Bank oversees its seven-branch office network from its headquarters located in downtown Newark, New Jersey. The Bank operates three branches (including the headquarters) in Newark, along with one in Paterson, New Jersey. As a result of the acquisitions of two branches from a thrift organization, the Bank also operates a branch in Brooklyn, New York and one in Roosevelt, Long Island. The Bank opened a de novo branch in Manhattan, New York in 2003. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches and has extensive deposit relationships with municipalities in the communities where the Bank does business.
The Bank’s loans consist primarily of commercial real estate loans secured by properties located in the New York City metropolitan area. The Bank’s customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly low-to moderate-income households. The Bank has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. The Bank believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty, which is essential to the Bank’s ability to compete effectively.
The Bank does not have a trust department. Sales of annuities and mutual funds are offered to customers under a networking agreement with other financial institutions through the Independent Community Bankers of America.
Competition
The market for banking and bank related services is highly competitive. The Bank competes with other providers of financial services such as other bank holding companies, commercial banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressures. Competition is expected to intensify as a consequence of interstate banking laws now in effect or that may be in effect in the future. CNB competes by offering quality products and convenient services at competitive prices. CNB regularly reviews its products and locations and considers various branch acquisition prospects and dispositions.
Management believes that as New Jersey’s only African-American owned and controlled Bank, it has a unique ability to provide commercial banking services to low and moderate income segments of the urban community in part through affiliations with municipalities in the cities where the Bank has offices.
Employees

At December 31, 2011, the Bank employed 86 full-time equivalent employees compared to 89 employees a year earlier as we closed a branch in 2011 and downsized, while hiring staff which we believe are required to start new initiatives in our efforts to comply with the terms of the Consent Order, as discussed below, and to move forward with a new business model to return us to profitability.

Supervision and regulation
The banking industry is highly regulated. The following discussion summarizes some of the material provisions of the banking laws and regulations affecting City National Bancshares Corporation and City National Bank of New Jersey.
Governmental policies and legislation
The policies of regulatory authorities, including the Federal Reserve Board and the Federal Deposit Insurance Corporation, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve Bank is to regulate national monetary policy by such means as open market dealings in securities, the establishment of the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits. The efforts of national monetary policy have a significant impact on the business of the Bank, which is measured and managed through its interest rate risk policies.
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things, a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O), independence requirements for audit committee members, independence requirements for company auditors, certification of financial statements on SEC Forms 10-K and 10-Q reports, by the chief executive officer and the chief financial officer, two-business day filing requirements for insiders filing SEC Form 4s, restrictions on the use of non-GAAP financial measures in press releases and SEC filings, the formation of a public accounting oversight board and various increased criminal penalties for violations of securities laws.
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress.
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
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
A provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. This significant change has had no impact on our interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessments. Assessments are now to be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act requires publicly traded companies to provide stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
It is expected that at a minimum, the provisions of the Dodd-Frank Act will increase our operating and compliance costs and could increase our interest expense.
Bank holding company regulations
CNBC is a bank holding company within the meaning of the Bank Holding Company Act (the "Act") of 1956, and as such, is supervised by the Board of Governors of the Federal Reserve Board(the “FRB”).
The Act prohibits CNBC, with certain exceptions, from acquiring ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks. The Act also requires prior approval by the FRB of the acquisition by CNBC of more than 5% of the voting stock of any additional bank. The Act also restricts the types of businesses, activities, and operations in which a bank holding company may engage.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”) enabled bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity to “opt out” of this provision. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.
New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.
On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”) into law. The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act (“CRA”) standards to engage in a substantially broader range of nonbanking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. If a bank holding company elects to become a financial holding company, it may file a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals. It also allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the OCC is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at December 31, 2011 since a net loss of $20.1 million was incurred for the three-year period, of which $10.4 million represents a valuation allowance against deferred tax assets at December 31, 2011.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized," “adequately capitalized," “undercapitalized," “significantly undercapitalized," or “critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.
The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it has a total risk-based capital ratio of at least 10%, has a Tier 1 risk-based capital ratio of at least 6%, has a Tier 1 leverage ratio of at least 5%, and meets certain other requirements. An institution will be classified as “adequately capitalized” if it has a total risk-based capital ratio of at least 8%, has a Tier 1 risk-based capital ratio of at least 4%, and has Tier 1 leverage ratio of at least 4%. An institution will be classified as “undercapitalized” if it has a total risk-based capital ratio of less than 6%, has a Tier 1 risk-based capital ratio of less than 3%, or has a Tier 1 leverage ratio of less than 3%. An institution will be classified as “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 3%, or a Tier 1 leverage ratio of less than 3%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2%. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.
Insured institutions are generally prohibited from paying dividends or management fees if after making such payments, the institution would be “undercapitalized." An “undercapitalized” institution also is required to develop and submit to the appropriate federal banking agency a capital restoration plan, and each company controlling such institution must guarantee the institution’s compliance with such plan.
As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). This Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.
Consent Order
The Bank was subject to a Formal Agreement with the OCC entered into on June 29, 2009 (the “Formal Agreement”). The Formal Agreement required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement and failed to comply with the higher leverage ratio of 8% required to be maintained. Due to the Bank’s condition, the OCC has required that the Board of Directors of the Bank (the “Bank Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s financial condition. The Bank entered into a Consent Order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Bank Board and the OCC. As a result of the Order, the Bank may not be deemed “well-capitalized.” The following description of the Consent Order is only a summary and is qualified in its entirety by the Order which is attached as Exhibit 10(v) hereto.
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
by March 31, 2011 and thereafter the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well-capitalized” as otherwise defined in applicable regulations.
within ninety (90) days of the Order, the Bank Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital, projections for growth and capital requirements, based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the Bank will maintain an appropriate capital structure to meet the Bank’s future needs, as set forth in the strategic plan; specific plans detailing how the Bank will comply with restrictions or requirements set forth in the Order and with the restrictions against brokered deposits in 12 C.F.R. § 337.6; contingency plans that identify alternative methods to strengthen capital, should the primary source(s) not be available; and a prohibition on the payment of director fees unless the Bank is in compliance with the minimum capital ratios previously identified in the prior paragraph; or express written authorization is provided by the OCC.
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
within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately considers performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.
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
As a result of the Consent Order, we may not accept, renew or roll over any brokered deposit. This affects our ability to obtain funding. In addition, we may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in our normal market area or in the market area in which such deposits are being solicited.
As of December 31, 2011, when considering deadline extensions granted, the Corporation has been informed by the OCC that it has fully complied with two of the thirteen articles of the Consent Order. The two articles in full compliance are Article II - Compliance Committee and Article XIII - Internal Audit Program. The remaining articles are in various stages of compliance and management is working diligently to achieve full compliance.
The failure to comply with the Consent Order could have severe adverse consequences on the Bank and the Corporation.
Agreement with Federal Reserve Bank of New York
On December 14, 2010, the Corporation entered into a written agreement (the "Agreement”) with the Federal Reserve Bank of New York (“FRBNY”). The following is only a summary of the agreement and is qualified in its entirety by the copy of the agreement attached hereto as Exhibit 10(w). Pursuant to the agreement, the Corporation’s board of directors is to take appropriate steps to utilize fully the Corporation’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Formal Agreement (now superseded) and any other supervisory action taken by the OCC, such as the Order.
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
Community reinvestment
Under the CRA, as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. CNB received a “Satisfactory” CRA rating in its most recent examination.
Government policies
The earnings of the Corporation are affected not only by economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, especially the Federal Reserve Board. The actions of the Federal Reserve Board influence the overall levels of bank loans, investments and deposits and also affect the interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The nature and impact of future changes in monetary and fiscal policies on the earnings of the Corporation cannot be determined.
As a result of the rapid deterioration in economic conditions, the Treasury Department enacted the Emergency Economic Stabilization Act of 2008, which includes provisions intended to provide economic relief. Among them, and as part of the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program (“CPP”) authorized the investment by the Treasury Department of up to $250 billion in eligible financial institutions generally in the form of non-voting senior preferred stock bearing an annual dividend of 5% for the first five years and increasing to 9% thereafter. The preferred stock will count as Tier 1 capital for regulatory purposes. The Corporation received $9.4 million of this capital in April 2009, the maximum amount allowed. $9 million was downstreamed to the Bank as common equity.
The FDIC’s Transaction Account Guarantee Program (“TAG”), one of two components of the Temporary Liquidity Guarantee Program (“TLG Program”), provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts regardless of dollar amount. CNB has elected to participate in this program.
FDIC insurance
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was paid by the Bank on September 30, 2009. The Bank recorded an expense of $255,000 during the quarter ended June 30, 2009, to reflect the special assessment.
On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank prepaid approximately $3.4 million, of which $1.5 million was recorded as a prepaid asset, in assessments as of December 31, 2011. 2012 payments will be charged to expense with quarterly amortization charges based on quarterly average total assets less average tangible equity.
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

Item 1a. Risk factors
An investment in City National Bancshares Corporation is subject to risks inherent to the financial services business. The risks and uncertainties that management believes are material are described below. Before making an investment decision, these risks and uncertainties should be carefully considered together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only risks and uncertainties facing the Corporation. Additional risks and uncertainties that management is not aware of or that management currently believes are immaterial may also impair the Corporation’s business operations. The value or market price of our securities could decline due to any of these identified or other risks, and all or part of your investment may be lost as a result.
In addition to the aforementioned information contained in this Annual Report on Form 10-K, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained herein constitutes forward looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause actual results to differ materially from those expressed in any forward looking statements presented herein.
Illiquidity in the Corporation’s stock
Shares of CNBC common stock, while publicly traded on the over-the-counter market, are not readily marketable. The last reported over-the-counter trade occurred in 1990. Accordingly, shareholders of the Corporation’s common stock may encounter significant difficulty when attempting to liquidate their shares. All issues of the Corporation’s preferred stock are restricted and may be transferred or otherwise disposed of only under certain conditions. Accordingly, preferred shareholders may also encounter significant difficulties when attempting to liquidate their stock.
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
Negative impact of a prolonged economic downturn
The economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. The Federal Reserve Board, in an attempt to help the overall economy, has kept interest rates low through its targeted federal funds rate and the purchase of assets including mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged economic downturn or the return of negative developments in the financial services industry could negatively impact the Corporation’s operations by causing an increase in the provision for loan losses and a deterioration of the loan portfolio. Such a downturn may also adversely affect the ability to originate or sell loans. The occurrence of any of these events could have an adverse impact on the financial performance of the Corporation.
Most of the Bank’s lending is in northern and central New Jersey, and the New York City metropolitan area. As a result of this geographic concentration, a further significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of the Bank’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in the Bank’s market area could further restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the Bank’s cash flows and results of operations.
The Bank’s loan portfolio is largely secured by real estate collateral. A substantial portion of the property securing the loans is located in New Jersey and the New York City metropolitan area. Conditions in the real estate markets in which the collateral for the Bank’s loans are located strongly influence the level of the Bank’s non-performing loans and results of operations. A continued decline in the New Jersey and New York City metropolitan area real estate markets may adversely affect collateral values of the Bank’s loan portfolio.
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
As a result of the economic downturn, loan delinquencies were increased, particularly in the commercial real estate portfolio, which comprises the largest segment of the loan portfolio. Until economic and market conditions improve, charge-offs to the allowance for loan losses and lost interest income relating to an increase in non-performing loans are expected to continue. Non-performing assets adversely affect net income in various ways. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect the Bank’s business, results of operations and financial condition. There can be no assurance that non-performing loans will not increase in the future, or that non-performing assets will not result in lower financial returns in the future.
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
Higher FDIC deposit insurance premiums and assessments may adversely affect the Corporation’s financial condition or results of operations
FDIC insurance premiums have increased substantially since the Consent Order was imposed, compared to previous years, and may continue to increase. Numerous bank closings during the past several years have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule during the first quarter of 2009, which raised regular deposit insurance premiums. In May 2009, the FDIC also implemented a special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. Notwithstanding this prepayment, the FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments. Additional FDIC insurance assessments may be required, which could have an adverse effect on the Corporation’s results of operations.
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
Because the Bank is operating under a Consent Order issued by the OCC, liquidity may become impaired due to restrictions in asset growth and dividend payments. As a result, management has developed a contingency funding plan which describes alternate sources of liquidity in the event the Bank experiences unexpected large funding reductions. At December 31, 2011, management believes that the Corporation has sufficient liquidity based on the detailed liquidity analysis performed as of that date.
The cash dividend on the Corporation’s common or preferred stock may be reduced or eliminated. There was no cash dividend payout per common share for the year ended December 31, 2011 due to operating losses. While our earnings may improve in the future, other factors, including those resulting from the economic recession, and the Consent Order may negatively impact future earnings and the Corporation’s ability to pay dividends.
Stockholders are only entitled to receive such cash dividends as the Board of Directors may declare out of funds legally available for such payments. Also, as a bank holding company, the ability to declare and pay dividends is dependent on federal regulatory considerations including the guidelines of the OCC and the Federal Reserve regarding capital adequacy and dividends. Finally, CNB is prohibited from paying dividends without OCC approval according to the Consent Order.
Since February 2010, CNBC has deferred payment on all its preferred stock issues, including the Series G cumulative perpetual preferred stock issued to the U.S. Treasury Department, as well as the quarterly interest payment related to its outstanding trust preferred securities. The Corporation is currently unable to determine when these payments may be resumed.
Changes in accounting policies or accounting standards
The Corporation’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of the Corporation’s assets or liabilities and financial results. The Corporation identified its accounting policies regarding the allowance for loan losses, security valuations, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.
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

Severe weather, acts of terrorism or other external events could significantly impact the business of the Bank
A significant portion of the Bank’s primary markets are located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on the Bank’s ability to conduct business. Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, or cause the Bank to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Bank’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
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
Additionally, higher interest rates may impact the ability of the Bank’s borrowers to repay their loans, possibly requiring an increase in the allowance for loan losses. The Bank’s church borrower, which represent a significant concentration of commercial real estate loans, may be more adversely affected given their limited ability to pass on cost increases to congregation members.
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

Capital raise
The Corporation is presently attempting to raise additional capital. A capital raise may trigger a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards upon a change of control. If a change of control is triggered, it could result in a loss of deductibility of a portion of the Corporation's deferred tax asset.
The Bank is subject to a Consent Order and the Corporation is subject to the FRBNY Agreement
As noted in Item 1, under Business-Consent Order and Business-FRBNY Agreement, the Bank is subject to a Consent Order which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition and the Corporation is subject to the FRBNY Agreement. As of May 25, 2012, the Bank believes it has timely complied with the requirements of the Consent Order as of such date with the exception of the capital ratio requirement and the addition of an independent Bank board member. Further, in the event that we are unable to raise sufficient capital to achieve the required capital ratios under the Consent Order, our liquidity position, financial condition and business could be materially adversely affected. Additionally, if our regulators believe we have failed to comply with the Consent Order or the FRBNY Agreement, they could take action to protect the interests of our depositors, including forcing the Corporation’s Board to sell, merge or liquidate the Bank. They have not indicated that they intend to take any such action, although the likely result of such an action would be the elimination of all stockholder value and the failure of the Corporation to comply with the FRBNY Agreement could have severe adverse consequences on the Bank and the Corporation.

We currently have no commitments to receive capital, although if we are eventually successful in raising capital, the interests of our existing stockholders would most likely be significantly diluted.
The deteriorating financial results and the restrictive requirements of the Consent Order with the OCC discussed above raise substantial doubt about the Corporation’s and the Bank’s ability to continue as a going concern.

Item 2.   Properties
The corporate headquarters and main office, as well as the operations and data processing center of CNBC and CNB are located in Newark, New Jersey on property owned by CNB. The Bank has one other branch location in New Jersey and three in the state of New York. Three of the locations are in leased space while the others are owned by the Bank.
The New Jersey branch offices are located in Newark, all of which are owned, and in Paterson, which is leased. The New York branches are located in Roosevelt, Long Island, and one in Harlem, New York, both of which are leased and Brooklyn, New York, which is owned.
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

Item 4.   Submission of matters to a vote of security holders
During the fourth quarter of 2011 there were no matters submitted to stockholders for a vote.

Part II

Item 5.   Market for the registrant’s common equity and related stockholders matters
The Corporation’s common stock, when publicly traded, is traded over-the-counter. The common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers’ Automated Quotation System. The last customer trade effected by a market maker was unsolicited and occurred on November 2, 1990. No price quotations are currently published for the common stock, nor is any market maker executing trades. No price quotations were published during 2011.
At February 27, 2012, the Corporation had 1,256 common stockholders of record.
On May 1, 2009 the Corporation paid a cash dividend of $3.60 per share to common stockholders of record on April 22, 2008. No dividends have been paid to common shareholders in 2010 or 2011. Whether cash dividends on the common stock will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.
In February, 2012, CNBC deferred payment on all its preferred stock issues, including the Series G cumulative perpetual preferred stock issued to the U.S. Treasury Department, as well as the quarterly interest payment related to its outstanding trust preferred securities. The Corporation is currently unable to determine when these payments may be resumed and does not expect to pay a common stock dividend in 2012.
Form 10-K
The annual report filed with the Securities and Exchange Commission on Form 10-K is available without charge upon written request to City National Bancshares Corporation, Edward R. Wright, Senior Vice President and Chief Financial Officer, 900 Broad Street, Newark, New Jersey 07102.
Transfer Agent

Registrar and Transfer Company
10 Commerce Drive Cranford, NJ 07016

Item 6.   Selected Financial Data
The following selected financial data should be read in conjunction with the Corporation’s consolidated financial statements and the accompanying notes thereto.
Five-Year Summary

Dollars in thousands, except per share data	2011	2010	2009	2008	2007
Year-end Balance Sheet data
Total assets	$358,442	$387,267	$466,339	$494,539	$449,748
Gross loans	208,715	244,955	276,242	271,906	232,824
Allowance for loan losses	10,870	10,626	8,650	3,800	3,000
Investment securities	95,058	105,420	162,401	178,061	157,556
Total deposits	299,271	338,551	380,276	407,117	394,856
Short-term portion of long-term debt	5,000	5,000	5,000	5,000	—
Long-term debt	14,200	14,200	44,000	46,600	19,800
Stockholders’ equity	19,771	22,896	31,013	28,092	28,872
Income Statement data
Interest income	15,424	20,234	24,174	25,902	25,978
Interest expense	4,964	7,407	9,495	11,309	14,233
Net interest income	10,460	12,827	14,679	14,593	11,745
Provision for loan losses	3,014	9,487	8,105	1,586	772
Net interest income after provision for loan losses	7,446	3,340	6,574	13,007	10,973
Other operating income	4,020	5,617	3,124	279	2,694
Net impairment losses on securities	—	—	(2,333)	(2,688)	—
Other operating expenses	15,070	16,055	13,381	12,278	11,428
(Loss) income before income tax expense	(3,604)	(7,097)	(6,016)	1,008	2,239
Income tax (benefit) expense	73	360	1,806	50	372
Net (loss) income	$(3,677)	$(7,457)	$(7,822)	$1,058	$1,867
Per common share data
Net (loss) income per basic share	$(32.60)	$(60.54)	$(68.36)	$1.87	$8.28
Net (loss) income per diluted share	(32.60)	(60.54)	(68.36)	1.87	8.09
Book value	(7.77)	19.96	85.50	130.10	141.04
Dividends declared	—	—	2.00	3.60	3.50
Basic average number of common shares outstanding	131,320	131,290	131,300	131,688	132,306
Diluted average number of common shares outstanding	131,320	131,290	131,300	131,688	148,623
Number of common shares outstanding at year-end	131,326	131,290	131,290	131,330	131,987
Financial ratios
Return on average assets	(1.00)%	(1.63)%	(1.53)%	0.23%	0.44%
Return on average common equity	(19.89)%	(69.84)%	(36.55)%	1.38%	6.35%
Stockholders’ equity as a percentage of total assets	5.52	5.91	6.65	5.68	6.42
Common dividend payout ratio	—	—	—	1.93	42.22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this analysis is to provide information relevant to understanding and assessing the results of operations for each of the past three years and financial condition for each of the past two years for City National Bancshares Corporation and its subsidiaries.
Cautionary statement concerning forward looking statements
This management’s discussion and analysis contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s expectations about new and existing programs and products, relationships, opportunities, and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, deposit growth, the direction of the economy in New Jersey and New York, levels of asset quality, continued relationships with major customers, as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward looking statements. The Corporation assumes no obligation for updating any such forward looking statement at any time.
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
The allowance for loan losses consists of four elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans, (3) reserves for non-classified loans and (4) unallocated reserves. Other than the specific reserves, the calculation of the allowance takes into consideration numerous risk factors both internal and external to the Corporation, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, migration to loss analysis and the amount of loan charge-offs, among other quantitative and qualitative factors.
Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for impaired loan losses and a component for general loan losses. Management has defined an impaired loan to be a loan for which it is probable, based on current information, that the Corporation will not collect all amounts due in accordance with the contractual terms of the agreement. The Corporation defined the population of impaired loans to be all nonaccrual loans with an outstanding balance of $100,000 or greater, and all loans subject to a troubled debt restructuring. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally reviews appraisals as part of the evaluation. In addition, management adjusts estimated fair value down to appropriately consider recent market conditions and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be subjective in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs independent third-party experts in appraisal preparations and performs reviews to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than projections and the established allowance for loan losses on these loans, and could have a material effect on the Corporation’s financial results.
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
Although management believes that the allowance for loan losses has been maintained at adequate levels to reserve for probable losses inherent in its loan portfolio, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses quantitative and qualitative information in its models, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.
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
Management periodically evaluates if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that management will be required to sell the security prior to recovery of its amortized cost basis. As a result of the adoption of new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities” on April 1, 2009, debt investment securities deemed to be other-than-temporarily impaired are to be written down by the impairment related to the estimated credit loss and the non-credit related impairment was recognized in other comprehensive income.
City National Bank of New Jersey is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. As a member of the Federal Home Loan Bank of New York (“FHLB-NY”) City National Bank is required to acquire and hold shares of capital stock in the FHLB-NY in an amount determined by a “membership” investment component and an “activity-based” investment component. As of December 31, 2011, City National Bank was in compliance with its ownership requirement and held $951,000 of FHLB-NY common stock. In performing the quarterly evaluation of the investment in FHLB-NY stock, management reviews the most recent financial statements of the FHLB of New York and determines whether there have been any adverse changes to its capital position as compared to the previous period. In addition, management reviews the FHLB-NY’s most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period. Finally, management obtains the credit rating of FHLB from an accredited credit rating agency to ensure that no downgrades have occurred. At December 31, 2011, it was determined by management that the Bank’s investment in FHLB stock was not impaired.
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
The Corporation is presently attempting to raise additional capital. A capital raise may trigger a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards upon a change of control. If a change of control is triggered, it could result in a loss of deductibility of a portion of the Corporation's deferred tax asset.
Executive summary
In 2011, we continued to face unprecedented challenges from the repercussions arising from the economic downturn. While we continue to incur losses they have decreased significantly due primarily to sharply reduced loan charge-offs and related loan loss provisions, although we continue to incur operating losses before consideration of the provision.

Because asset quality is the major driver of our earnings and capital levels, while nonperforming loan levels have risen, the reduced loan charge-offs represent a significant milestone. We have also added loan staff experienced in loan workout, resulting in more aggressive action in slowing the migration of past due loans and the collection of nonperforming loans.
We have taken several steps to mitigate our losses, most significantly closing a branch and the discontinuance of our supplemental executive and directors’ retirement plans. We are also reviewing our remaining branch network for possible additional closures or consolidation, as well as exploring new affiliations which are expected to generate new sources of revenue.
In 2011, we received $500,000 of awards from the U.S. Treasury’s Community Development Financial Institution ("CDFI") Fund, while in 2010, we received $1.6 million. The awards were based on the Bank’s lending efforts in qualifying lower income communities and $257,000 was recorded as a yield enhancement on the related loans during 2011. There is no assurance that we will receive similar awards in 2012.
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
Cash and due from banks
Cash and due from banks declined from $7.2 million at the end of 2010 to $6 million at the end of 2011, while average cash and due from banks was $8.1 million in both 2010 and 2011.
Federal funds sold
Federal funds sold increased from $13.6 million at the end of 2010 to $32.6 million at December 31, 2011, while the related average balance rose slightly, from $29.5 million in 2010 to $31.1 million in 2011. The higher year-end balance was due to a higher planned liquidity position.
Interest-bearing deposits with banks
Interest-bearing deposits with banks decreased from $3.3 million at December 31, 2010 to $1.9 million a year later, while the related average balances were $2.1 million in 2011 and $1.5 million in 2010. The deposits represent the Bank’s participation in the CDFI deposit program. Under this program, the Bank is eligible for awards based on deposits made in other CDFIs, representing a yield enhancement on the CDFI deposits. In 2011, $224,000 of such income was recorded as interest income from interest-bearing deposits with banks, while $24,000 was recorded in 2010 and $42,000 was recorded in 2009.

Investments
The available for sale (“AFS”) portfolio decreased to $95.1 million at December 31, 2011 from $105.4 million a year earlier due primarily to maturities and principal payments that were not reinvested into the portfolio due to a deleverage program, whereby the Corporation reduces the its asset size to improve capital ratios. During the 2011 fourth quarter, $6.3 million of tax-exempt securities were sold as the Corporation does not expect to benefit from tax-exempt income for the foreseeable future. Purchases during 2011 were comprised solely of U.S. government agency securities that are eligible as collateral for municipal deposits.

Additionally, during the 2011 fourth quarter, the Corporation sold $24.6 million of U.S. government agency securities, recognizing a gain of $989,000, reinvesting the proceeds into U.S. government agency securities. The sale and reinvestment was done primarily to improve capital ratios, and from an interest rate risk standpoint, was neutral.
The related pre-tax unrealized loss was $173,000 at the end of 2010 compared to an unrealized gain of $423,000 at the end of 2011 due to the lower interest rate environment in 2011, which had a positive impact on our portfolio.
Included in the AFS portfolio are two collateralized debt obligations (“CDOs”) that are comprised of pools of trust preferred securities issued primarily by banks that have a book value of $1,036,000 and a market value of $467,000. The unrealized loss of $569,000 is included in Other Comprehensive Income (“OCI”). $584,000 of this loss pertains to one CDO which continues to be fully performing and has substantial excess collateral coverage in the tranche we own. The market value of this security has been negatively impacted by illiquidity in the overall CDO market, as well as losses sustained in the underlying collateral. No impairment losses were recorded on either of the CDOs during 2011.
Additionally, the available for sale portfolio includes two corporate debt securities with a carrying value of $1.9 million that have an unrealized loss of $300,000. All of the investments continue to perform.
Finally, the Bank owns six single-issue trust preferred securities issued by individual financial institutions with a carrying value of $4.5 million and an unrealized loss of $1.2 million. No impairment losses have been incurred on these securities, which are current as to the payment of interest and mostly investment grade.
Management does not believe that any individual unrealized losses as of December 31, 2011 represent an other-than-temporary impairment. Additionally, the Corporation does not have the intent to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities.
The Bank transferred its entire held to maturity (“HTM”) portfolio to AFS in March 2010. This transfer was made in conjunction with the deleveraging program to reduce total asset levels in order to improve capital ratios, and improve liquidity by allowing for the disposition of securities, if necessary. In December 2010, we sold securities with a book value of $46.1 million, recognizing a gain of $1.4 million and concurrently paid off $26.5 million in Federal Home Loan Bank advances, incurring a prepayment penalty of $694,000. We also reinvested $28 million into new securities, resulting in a reduction in total assets of approximately $26.5 million.
Information pertaining to the amortized costs and average weighted yields of investments in debt securities at December 31, 2011 is presented below. Maturities of mortgaged-backed securities are based on the maturity of the final scheduled payment. Such securities, which comprise most of the balances shown as maturing beyond five years, generally amortize on a monthly basis and are subject to prepayment.

Investment Securities Available for Sale

	Maturing Within One Year		Maturing After One Year But Within Five Years		Maturing After Five Years But Within Ten Years		Maturing After Ten Years
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total Amount	Total Yield
U.S. Treasury securities and obligations of U.S. government agencies	$—	—	$30	1.86%	$82	1.78%	$8,893	2.90%	$9,005	2.89%
Obligations of U.S. government sponsored entities	—	—	287	3.65	3,322	3.39	9,196	1.82	12,805	2.27
Obligations of state and political subdivisions	—	—	—	—	1,680	5.24	1,646	8.02	3,326	6.62
Mortgage-backed securities	—	—	374	3.86	317	2.31	57,682	3.50	58,373	3.49
Other debt securities	—	—	1,000	4.00	—	—	7,366	2.95	8,366	3.08
Total amortized cost	$—	—%	$1,691	3.88%	$5,401	3.43%	$84,783	3.31%	$91,875	3.34%

Average yields are computed by dividing the annual interest, net of premium amortization and including discount accretion, by the amortized cost of each type of security outstanding at December 31, 2011. Average yields on tax-exempt obligations of state and political subdivisions have been computed on a fully taxable equivalent basis, using the statutory Federal income tax rate of 34%.

The average yield on the AFS portfolio declined to 3.34% at December 31, 2011 from 4.14% at December 31, 2010. The reduced yield was due to the lower yields earned on newly acquired investments placed in the portfolio during 2011, along with the sale of securities during the year that had relatively high yields. The weighted average life of the AFS portfolio was 5.70 years at the end of 2011 compared to 6.58 years a year earlier due to the purchase of shorter-term securities to limit interest rate risk exposure in a rates-up environment.

The following table sets forth the amortized cost and market values of the Corporation’s portfolio for the three years ended December 31:

	2011		2010		2009
Investment Securities Available for Sale Dollars in thousands	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury securities and obligations of U.S. government agencies	$9,005	$9,151	$3,389	$3,429	$12,518	$12,700
Obligations of U.S. government sponsored entities	12,805	13,027	15,447	15,280	17,289	17,324
Obligations of state and political subdivisions	3,326	3,500	9,604	9,513	546	553
Mortgage-backed securities	58,373	60,432	66,037	67,905	74,417	77,138
Other debt securities	8,366	6,207	8,358	6,556	12,269	10,268
Equity securities:
Marketable securities	783	764	748	727	713	695
Nonmarketable securities	115	115	115	115	115	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,862	1,862	1,895	1,895	3,213	3,213
Total	$94,635	$95,058	$105,593	$105,420	$121,080	$122,006

Due largely to illiquidity in various segments of the fixed income markets, valuations have became more subjective, requiring alternate methods of valuation aside from quoted trade prices, which often represent distressed sales prices. Such methods included underlying collateral valuations and discounted cash flow analyses, often producing higher calculated valuations than the quoted trade prices. Illiquidity in these markets also has a negative effect on such quotations. Finally, credit weakness of various issuers also has a significant negative impact on valuations. As a result, the services of third-party consultants were utilized in the valuation process. These consultants prepared discounted cash flow analyses for the CDOs and analyzed the default probabilities of underlying issuers in the Corporation’s CDO portfolio in order to determine the fair values of such securities.

Consolidated Average Balance Sheet with Related Interest and Rates
The following table presents the components of net interest income on tax-equivalent basis.

	2011			2010			2009
Tax equivalent basis; dollars in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Federal funds sold and securities purchased under agreements to resell	$31,115	$25	0.08%	$29,493	$42	0.14%	$34,625	$54	0.16%
Interest-bearing deposits with banks[1]	2,146	236	10.97	1,539	29	1.88	1,494	50	3.33
Investment securities[2]:
Taxable	92,387	3,623	3.92	122,985	5,269	4.28	139,984	6,668	4.76
Tax-exempt	6,223	373	5.99	18,824	1,130	6.01	31,457	1,903	6.05
Total investment securities	98,610	3,996	4.05	141,809	6,399	4.51	171,441	8,571	5.00
Loans [3,4,6]
Commercial	36,493	1,813	4.97	49,180	2,607	5.30	53,198	3,094	5.82
Real estate	190,042	9,425	4.96	211,123	11,457	5.42	223,992	12,960	5.79
Installment	905	56	8.79	1,425	84	5.90	1,463	92	6.29
Total loans	227,440	11,294	4.97	261,728	14,148	5.41	278,653	16,146	5.79
Total interest earning assets	359,311	15,551	4.33	434,569	20,618	4.74	486,213	24,821	5.10
Noninterest earning assets:
Cash and due from banks	8,078			8,129			8,147
Net unrealized gain (loss) on investment securities available for sale	920			2,864			(1,681)
Allowance for loan losses	(11,062)			(8,607)			(4,717)
Other assets	18,768			20,628			21,700
Total noninterest earning assets	16,704			23,014			23,449
Total assets	$376,015			$457,583			$509,662
Liabilities and stockholders’ equity
Interest bearing liabilities:
Demand deposits	$45,032	$117	0.26%	$60,546	$286	0.47%	$53,321	$393	0.74%
Money market deposits	55,200	393	0.71	65,639	584	0.89	107,336	1,092	1.02
Savings deposits	22,821	111	0.49	24,166	124	0.51	24,859	128	0.52
Time deposits	164,371	3,534	2.15	187,450	4,721	2.52	197,211	6,057	3.07
Total interest bearing deposits	287,424	4,155	1.45	337,801	5,715	1.69	382,727	7,670	2.00
Short-term borrowings	33	—	0.81	89	1	0.52%	606	3	0.50
Long-term debt	19,200	809	4.21	46,901	1,691	3.61	50,074	1,822	3.64
Total interest bearing liabilities	306,657	4,964	1.62	384,791	7,407	1.93	433,407	9,495	2.19
Noninterest bearing liabilities:
Demand deposits	42,382			35,033			34,509
Other liabilities	5,369			6,382			6,898
Total noninterest bearing liabilities	47,751			41,415			41,407
Stockholders’ equity	21,607			31,378			34,848
Total liabilities and stockholders’ equity	$376,015			$457,584			$509,662
Net interest income (tax equivalent basis)		10,587	2.71		13,211	2.81		15,326	2.91
Tax equivalent basis adjustment [5]		(127)			(384)			(647)
Net interest income[7]		$10,460			$12,827			$14,679
Average rate paid to fund interest earning assets			1.38			1.70			1.95
Net interest income as a percentage of interest earning assets (tax equivalent basis)			2.95%			3.04%			3.15%

1	Includes $224,000 in 2011, $24,000 in 2010 and $42,000 in 2009, representing income received under the U.S. Treasury Department’s Bank Enterprise Award certificate of deposit program.

2	Includes investment securities available for sale and held to maturity.

3	Includes nonperforming loans.

4	Includes loan fees of $207,000 $213,000 and $421,000 in 2011, 2010 and 2009, respectively.

5	The tax equivalent adjustment was computed assuming a 34% statutory federal income tax rate in 2011, 2010 and 2009.

6	Includes $481,000 in 2011, $321,000 in 2010 and $387,000 in 2009 representing income received under the U.S. Treasury Department’s Bank Enterprise Award loan program.

7
The total yield enhancements on the interest bearing deposits with banks and loans increased net interest income by fourteen basis points in 2011, eight basis points in 2010 and nine basis points in 2009, respectively.

The table below sets forth, on a fully tax-equivalent basis, an analysis of the increase (decrease) in net interest income resulting from the specific components of income and expenses due to changes in volume and rate. Because of the numerous simultaneous balance and rate changes, it is not possible to precisely allocate such changes between balances and rates. Therefore, for purposes of this table, changes which are not due solely to balance and rate changes are allocated to rate.

	2011 Net Interest Income Increase (Decrease) from 2010 due to:			2010 Net Interest Income Increase (Decrease) from 2009 due to:
Dollars in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans:
Commercial	$(672)	$(122)	$(794)	$(233)	$(254)	$(487)
Real estate	(1,143)	(889)	(2,032)	(745)	(758)	(1,503)
Installment	(31)	3	(28)	(2)	(6)	(8)
Total loans	(1,846)	(1,008)	(2,854)	(980)	(1,018)	(1,998)
Taxable investment securities	(1,310)	(336)	(1,646)	(809)	(590)	(1,399)
Tax-exempt investment securities	(757)	—	(757)	(764)	(9)	(773)
Federal funds sold and securities purchased under agreements to resell	2	(19)	(17)	(8)	(4)	(12)
Interest-bearing deposits with banks	11	196	207	2	(23)	(21)
Total interest income	(3,900)	(1,167)	(5,067)	(2,559)	(1,644)	(4,203)
Interest expense
Demand deposits	73	96	169	(53)	160	107
Savings deposits	7	6	13	4	—	4
Money market deposits	93	98	191	425	83	508
Time deposits	582	605	1,187	300	1,036	1,336
Short-term borrowings	1	—	1	2	—	2
Long-term debt	1,000	(118)	882	115	16	131
Total interest expense	1,756	687	2,443	793	1,295	2,088
Net interest income	$(2,144)	$(480)	$(2,624)	$(1,766)	$(349)	$(2,115)

Loans
Loans declined to $208.7 million at December 31, 2011 from $245 million at December 31, 2010, while average loans in 2011 decreased to $227.4 million from $261.7 in 2010. The decline resulted primarily from paydowns and principal payments, which were not replaced by new loans as the Bank is presently originating very few loans, which are primarily to existing customers. We expect to resume originations as well as purchases in the secondary market in 2012, and will diversify the concentration in commercial real estate ("CRE") loans by seeking commercial or residential mortgage loans, as well as consumer credit. This will improve our concentration ratios which will remain high and even increase as our total portfolio is shrinking and capital levels are declining due to operating losses.
At December 31, 2011, the Bank had a concentration in CRE loans, including concentrations of loans to churches and loan participations with a third-party commercial real estate lender in New York City, both of which are experiencing credit quality problems and represent significant components of the Bank’s nonperforming loans. Loans to churches totaled $57.5 million at December 31, 2011, representing 27.6% of total loans outstanding, generally all of which were secured by real estate, compared to $62.8 million and 25.6% at December 31, 2010. Participations with the third-party lender totaled $11.6 million, of which $8 million were construction loans. Both types of loans are generally secured by commercial real estate, the appraised values of which have suffered large declines during the current economic downturn. Accordingly, both types of loans currently have generally higher loan-to-value ratios than when they were originated, which has been factored into the methodology for determining the allowance for loan losses.

Residential mortgage loans, including home equity loans, represent an insignificant part of the Bank’s lending portfolio. Consumer loans, including automobile loans, also comprise a relatively small part of the portfolio. Most of the Bank’s lending efforts are in Northern New Jersey, New York City and Nassau County.
The Bank generally secures its loans by obtaining first mortgage liens on real estate, both residential and commercial, and does virtually no asset-based financing. Without additional side collateral, the Bank generally requires maximum loan-to-value ratios that do not exceed 70% for loan transactions secured by commercial real estate at the time of origination. If a loan is performing, appraisals are performed when the loan renews, if there is a renewal date, and if nonperforming, appraisals are generally performed annually.
Maturities and interest sensitivities of loans
Information pertaining to contractual maturities without regard to normal amortization and the sensitivity to changes in interest rates of loans at December 31, 2011 is presented below.

Dollars in thousands	Due in One Year or Less	Due from One Year Through Five Years	Due After Five Years	Total
Commercial	$11,447	$7,885	$7,184	$26,516
Real estate:
Construction	18,485	—	—	18,485
Mortgage	30,912	70,389	61,693	162,994
Installment	558	160	2	720
Total	$61,402	$78,434	$68,879	$208,715
Loans at fixed interest rates	$12,951	$19,309	$45,394	$77,654
Loans at variable interest rates	48,451	59,125	23,485	131,061
Total	$61,402	$78,434	$68,879	$208,715

The Bank currently has $61.4 million in loans scheduled to mature in 2012, which includes $42 million in loans that are on nonaccrual status at December 31, 2011. For performing loans, updated financial information is requested from the borrower, as well as updated appraisals, when the value of the underlying real estate, if any, is questionable, as well as at renewal dates.
The following table reflects the composition of the loan portfolio for the five years ended December 31:

Dollars in thousands	2011	2010	2009	2008	2007
Commercial	$26,516	$38,225	$53,820	$44,366	$44,504
Real estate	181,531	206,072	221,601	226,546	187,447
Installment	720	718	926	1,153	1,061
Total loans	208,767	245,015	276,347	272,065	233,012
Less: Unearned income	52	60	105	159	188
Loans	$208,715	$244,955	$276,242	$271,906	$232,824

Summary of loan loss experience
Changes in the allowance for loan losses are summarized below.

Dollars in thousands	2011	2010	2009	2008	2007
Balance, January 1	$10,626	$8,650	$3,800	$3,000	$2,400
Charge-offs:
Commercial loans	411	2,676	1,703	651	118
Real estate loans	2,706	4,836	1,537	118	22
Installment loans	48	48	30	23	66
Total	3,165	7,560	3,270	792	206
Recoveries:
Commercial loans	219	46	—	5	2
Real estate loans	174	—	15	—	2
Installment loans	2	3	—	1	30
Total	395	49	15	6	34
Net (charge-offs) recoveries	(2,770)	(7,511)	(3,255)	(786)	(172)
Provision for loan losses charged to operations	3,014	9,487	8,105	1,586	772
Balance, December 31	$10,870	$10,626	$8,650	$3,800	$3,000
Net charge-offs as a percentage of average loans	1.22%	2.87%	1.17%	0.31%	0.80%
Allowance for loan losses as a percentage of loans	5.21	4.34	3.13	1.40	1.29
Allowance for loan losses as a percentage of nonperforming loans	24.58	27.77	48.35	44.13	37.67

The allowance for loan losses is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. The allowance is based on management’s evaluation of the loan portfolio and several other factors, including past loan loss experience, general business and economic conditions, concentration of credit and the possibility that there may be inherent losses in the portfolio that cannot currently be identified. Although management uses the most appropriate information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term changes.
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
The allowance allocations for non-impaired loans are calculated by applying loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s loss experience and may be adjusted for significant changes in the quality of the current loan portfolio that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.
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
On a quarterly basis, management performs an evaluation of the methodology in calculating the allowance, which may result in revisions to the loss factors for various types of loans.
During 2011, both commercial and real estate loan balances have declined considerably, continuing a trend that began in 2010 and 2009 with respect to real estate loans. The credit quality of this segment of the portfolio deteriorated earlier and at a faster pace than other portfolio segments, and also represent a concentration of capital. As a result, aggressive action was implemented in 2010, including write-downs and charge-offs, to the extent that the required provision fell from $5.2 million in 2010 to $1.7 million in 2011.
The allowance represented 5.21% of total loans at December 31, 2011 and 4.34% at December 31, 2010, while the allowance represented 24.58% of total nonperforming loans at December 31, 2011 compared to 27.77% at the end of 2010 due to an increase in nonperforming loans. The increase in the allowance as a percentage of total loans occurred due to the lack of originations in 2011, resulting in a decline in the overall portfolio. The allowance at December 31, 2011 rose nominally from December 31, 2010 due to a significant drop in charge-offs and the loan loss provision exceeding net chargeoffs for 2012.
Allocation of the allowance for loan losses
The allowance for loan losses has been allocated based on management’s estimates of the risk elements within the loan categories set forth below at December 31.

	2011		2010		2009		2008		2007
		Percentage of Loan Category to Gross		Percentage of Loan Category to Gross		Percentage of Loan Category to Gross		Percentage of Loan Category to Gross		Percentage of Loan Category to Gross
Dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$1,305	12.70%	$2,769	15.70%	$1,352	15.60%	$1,102	15.22%	$1,098	19.11%
Real estate	6,492	86.95	7,297	84.01	7,095	84.11	2,306	84.00	1,709	80.43
Installment	51	0.35	57	0.29	19	0.29	6	0.78	91	0.46
Unallocated	3,022	—	503	—	184	—	386	—	102	—
Total	$10,870	100.00%	$10,626	100.00%	$8,650	100.00%	$3,800	100.00%	$3,000	100.00%

Allowance allocations are subject to change based on the levels of classified loans in each segment of the portfolio. The minimum allowance levels depend on the internal loan classification and the risk assessment. The methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size and type, collateral adequacy and economic conditions are taken into consideration. Because CNB serves primarily low-to moderate-income communities, in general, the inherent credit risk profile of the loans it makes has a greater degree of risk than if a more economically diverse demographic area were served.

	Balance,	Provision for Loan Losses			Balance,
In thousands	December 31, 2010		Recoveries	Chargeoffs	December 31, 2011
Commercial loans	$2,770	$(1,274)	$220	$411	$1,305
Real estate loans
Church	1,559	492	99	68	2,082
Construction - other than third-party originated	462	2,038	—	1,502	998
Construction - third-party originated	1,575	(959)	—	270	346
Multifamily	633	(280)	—	68	285
Other	2,333	189	68	649	1,941
Residential	736	247	6	149	840
Installment	55	42	2	48	51
Unallocated	503	2,519		—	3,022
Total	$10,626	$3,014	$395	$3,165	$10,870

Although the allowance for loan and lease losses ("ALLL") was relatively unchanged at the end of 2011 compared to a year earlier, significant changes occurred within various components. The provisions for commercial loans and construction - third party originated each showed large ALLL reversals due to management's decision that the quality of the commercial loan portfolio has stabilized, and the overall commercial portfolio balance has declined, due to primarily to payoffs and paydowns. The construction - third party originated loan portfolio has also declined, due largely to charge-offs, reducing balances that management believes requires less of an ALLL. The provision for mortgage loans - construction rose because credit quality continues to be deficient and nonperforming loans in this category are increasing.
Charge-offs declined in 2011 compared to 2010. The unallocated portion of the ALLL grew from 4.7% of the total ALLL at December 31, 2010 to 27.8% a year later. Management believes that the unallocated allowance is appropriate given the current weak economic climate, the size of the loan portfolio and delinquency trends at the end of 2011.
Nonperforming assets
Information pertaining to nonperforming assets at December 31 is summarized below.

Dollars in thousands	2011	2010	2009	2008	2007
Loans past due 90 days or more and still accruing:
Commercial	$143	$1,415	$555	$—	$43
Real estate	2,075	928	1,012	376	377
Installment	—	—	—	8	18
Loans past due 90 days or more and still accruing	2,218	2,343	1,567	384	438
Nonaccrual loans:
Commercial	2,288	1,436	1,237	1,864	1,996
Real estate	39,720	34,480	15,080	6,356	5,485
Installment	—	—	6	7	45
Total nonaccrual loans	42,008	35,916	16,323	8,227	7,526
Total nonperforming loans	44,226	38,259	17,890	8,611	7,964
Other real estate owned	1,524	1,997	2,352	1,547	—
Total	$45,750	$40,256	$20,242	$10,158	$7,964

Nonperforming assets rose to $45.8 million at the end of 2011 due primarily to increasingly higher levels of nonaccruing commercial real estate loans. The commercial real estate portfolio continues to be stressed by the effects of the economic recession in the Bank’s trade area, which has been affected later than the rest of the country and is expected to recover later as well. The deterioration in credit quality in the overall portfolio since the end of 2009 has occurred primarily in two segments of the loan portfolio, comprised of loans acquired from a third-party non-bank lender located in New York City and loans made to churches. Both categories are considered commercial real estate loans.

Included in the portfolio are loans to churches totaling $57.5 million and loans acquired from the third-party lender totaling $10.4 million, compared to $62.8 million and $17.6 million at the end of 2010. Nonaccrual loans includes $8 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the weak economy, and $8 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be encumbered. Nonaccrual loans to churches located in New York totaled $4.9 million at December 31, 2011.
Impaired loans totaled $43 million at December 31, 2011, up from $34.8 million at December 31, 2010. The related allocation of the allowance for loan losses amounted to $1.5 million due to a shortfall in collateral values. Impaired loans totaling $36.7 million had no specific reserves at December 31, 2011 due to the net realizable value of the underlying collateral exceeding the carrying value of the loan. Impaired loan charge-offs totaled $2.2 million in 2011.There was no interest income recognized on impaired loans during 2011.
Included in impaired loans are loans to churches totaling $9.6 million with a related allowance of $545,000. Additionally, impaired loans includes $8 million of construction loan participations acquired from the third-party lender with a related allowance of $346,000. The average balance of impaired loans in 2011 was $38.9 million compared to $24.2 million in 2010. Most of the impaired loans are secured by commercial real estate properties.
Troubled debt restructured loans (“TDRs”) totaled $5.7 million, with a related allowance of $111,000 at December 31, 2011 and included eight borrowers. TDRs to five borrowers amounting to $4 million are accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.
Other assets
Other assets rose to $13.3 million at the end of 2011 compared to $10.8 million a year earlier, with the increase resulting primarily from investment securities purchased prior to December 31, 2011 that did not settle until January 2012.
Other real estate owned
Other real estate owned (“OREO”) was lower due to writedowns of foreclosed properties, although balances are expected to rise as nonaccrual loans move through the foreclosure process.
Deposits
The Bank’s deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank’s deposits and may be more volatile than commercial or retail deposits.
These municipal and U.S. Government accounts represent a substantial part of the Bank’s business, tend to have high balance relationships and comprise most of the Bank’s accounts with balances of $250,000 or more at December 31, 2011 and 2010. These accounts are used for operating and short-term investment purposes by the municipalities and require collateralization with readily marketable U.S. Government securities or Federal Home Loan Bank of New York municipal letters of credit. Prior to 2010, we also held short-term municipal investment time deposits but no longer offer such accounts.
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
Total deposits declined to $299.3 million at December 31, 2011 from $338.6 million a year earlier, while average deposits decreased to $329.8 million in 2011 from $372.8 million in 2010. Both reductions resulted from the deleveraging program, with the most significant declines occurring in municipal time deposits, which fell from $117.8 million at December 31, 2010 to $91.3 million a year later and brokered deposits, which declined from $49.7 million at the end of 2010 to $30 million a year later. Brokered deposit levels are expected to decline another $12.1 million during 2012 due to maturity runoff, as the Bank is precluded from issuing or renewing such deposits under the Consent Order.
Passbook and statement savings deposits totaled $22.7 million at December 31, 2011 compared to $23 million a year earlier, while such savings accounts averaged $22.8 million in 2011 compared to $24.2 million in 2010. The declines resulted primarily from closings of decedents’ accounts.
Money market deposit accounts declined to $44.2 million at December 31, 2011 from $61.9 million a year earlier, while average money market deposits decreased to $55.2 million in 2011 from $65.6 million in 2010.
Interest-bearing demand deposit account balances rose slightly to $47.7 million at the end of 2011 compared to $45.7 million at year-end 2010, while the related average balance of $45 million in 2011 declined from the average of $60.5 million in 2010.

Time deposits declined to $147.2 million at December 31, 2011 from $172.8 million at the end of 2010 while average time deposits were $164.4 million in 2011, compared to an average of $187.4 million in 2010. The declines occurred due to a $19.7 million reduction in brokered deposits.

Accrued expenses and other liabilities

This category rose due to a $15.1 million liability recorded for the purchase of an investment security that did not settle until January, 2012.
Short-term borrowings
There were no short-term borrowings at either December 31, 2011 or 2010, while average short-term borrowings were nominal during both 2011 and 2010.
Long-term debt
Long-term debt of $19.2 million at December 31, 2011 was unchanged from a year earlier, while the related average balance was $19.2 million in 2011 compared to $46.9 million in 2010. The decline resulted from a prepayment of $26.5 million of Federal Home Loan Bank advances in December 2010 in conjunction with a deleveraging program.

Results of operations – 2011 compared with 2010
The Corporation recorded a net loss of $3.7 million in 2011 compared to a loss of $7.5 million a year earlier, due to a drop in the provision for loan losses from $9.5 million to $3 million, offset in part by lower net interest income and other operating income. Our earnings continue to be negatively impacted by elevated credit costs and expenses incurred to remediate the Consent Order.
Included in both years’ earnings was award income received from the CDFI Fund. The awards were based primarily on the Bank’s lending efforts in qualifying lower-income communities. Award income attributable to its lending efforts and recorded as yield enhancements totaled $257,000 in 2011, $321,000 in 2010 and $386,000 in 2009 in addition to $600,000 of such income included in Other income that was not considered a yield enhancement. The Bank also recorded award income related to time deposits made in other CDFI’s of $224,000 in 2011, $24,000 in 2010 and $42,000 in 2009.
Finally, the Bank recorded award income of $71,000 in 2009 as a recovery of approved information technology-related costs. No such income was recorded in 2010 or 2011. In total, $1.1 million of award income was recorded in 2011, while $1.6 million was recorded in 2010 and $499,000 was recorded in 2009.
These awards are dependent on the availability of funds in the CDFI Fund as well as the Corporation meeting various qualifying standards. Accordingly, there is no assurance that the Corporation will continue to receive these awards in the future, although as a CDFI, our day-to-day business efforts are expected to provide opportunities to qualify for these awards. However, the Corporation has received various awards under these programs on a regular basis as follows over the past five years: 2011 - $500,000, 2010 - $1.6 million, 2009 - $700,000, 2008 - $1.2 million and 2007 - $542,000. The Corporation expects to continue to apply for these awards.
On a fully taxable equivalent (“FTE”) basis, net interest income of $13.2 million in 2010 declined to $10 million in 2011, while the related net interest margin declined nine basis points, from 3.04% to 2.95%. The reduced net interest margin occurred due to several factors as discussed below.
Interest income on a FTE basis declined from $20.6 million in 2010 to $15.1 million in 2011 due to several factors. The continued low interest rate environment had a significant impact because reinvestment of investment portfolio runoff was reinvested into the portfolio at lower rates. In order to enhance liquidity, much of the runoff in both the loan and investment portfolios was reinvested into Federal funds sold at minimal interest rates. Also, there were few new loan originations, further reducing our opportunities for generating spread income. Additionally, earning asset levels dropped during 2011 due to deleveraging. Finally, nonaccrual loan balances went up, further reducing interest income. The yield on interest earning assets fell 41 basis points, from 4.74% to 4.33%. Average balance reductions occurred in both investments and loans, and rates declined in all asset categories except for interest-bearing deposits with banks, where the rate rose because of income recorded as yield enhancement.
Interest income from Federal funds sold was lower in 2011 due to a lower average rate earned. The low yield resulted from the Federal Reserve Bank’s Federal Open Market Committee’s ongoing decision to leave the Federal funds target rate at a range of 0% to .25%.
Interest income on taxable investment securities decreased in 2011 due to a lower average rate, which declined from 4.28% to 3.92%, as well as a lower average balance. Tax-exempt investment income also fell due primarily to the sale of tax-exempt securities that were no longer beneficial to the Corporation because of net operating losses.
Interest income on loans declined due to a lower average rate earned, which decreased from 5.41% to 4.97% and sharply reduced loan volume, as few loans were originated during 2011. The lower yield was caused by the low interest rate environment along with the loss of interest from nonaccrual loans.
Interest expense declined sharply in 2011, as the average rate paid to fund interest-earning assets decreased from 1.70% to 1.38%.

This decline was due to the lower rates paid on deposits. The most significant reduction occurred in interest expense on time deposits, which declined $1.2 million in 2011. Additionally, all interest-bearing liabilities had volume reductions.
Service charges on deposit accounts declined 12.2% in 2011 from 2010 due primarily to a reduction in overdraft fees resulting largely from federal opt-out rules implemented in 2010. ATM fees were lower as a result of reducing the number of ATMs in our network. Undistributed income from unconsolidated subsidiaries was higher due to greater leasing activity by a minority leasing company in which we hold a minority interest.
Award income was lower in 2011 due to a reduction in federal funding available for the award program.
Net gains on securities transactions declined due to management's decision to limit the amount of such gains to a capital improvement transaction, compared to 2010, when we completed a major deleverage transaction.
Salaries and other employee benefits expense rose 4.4% in 2011 as head count declined from 89 full-time equivalent employees at the end of 2010 to 86 a year later due to branch closings and departmental restructuring. Almost all of the salary increase resulted from vacation and severance pay packages for officers who left the Bank during 2011. Health insurance expense was down due to less covered employees during the year.
Both occupancy and equipment expense were lower due to branch closings. Management consulting fees rose 27.8% in 2011 due to the retention of consultants to assist in complying with the terms of the Consent Order, along with the outsourcing of the internal audit and compliance functions.
Both OREO expense and foreclosure costs rose due to higher writedowns of foreclosed properties in 2011 as well as increased carrying costs of foreclosed properties. 2010 included charges for a $694,000 prepayment penalty on the prepayment of Federal Home Loan Bank advances and $696,000 of charges related to the closing of two branch offices, including the charge-off of $468,000 of core deposit intangible, that did not recur in 2011.
Other expenses were down 33.7% in 2011 due primarily to lower appraisal fees, and directors' fees, which cannot be paid under the terms of the Consent Order.
Income tax expense in 2011 was mostly related to state tax expense on income from an investment subsidiary as tax benefits resulting from losses were restricted by valuation allowances. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.
The Corporation is in process of attempting to raise capital. Section 382 of the Internal Revenue Code limits the utilization of an entity's net operating loss carryforwards and general business credits in the event a change in control is triggered.

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
Finally, the Bank recorded award income of $71,000 in 2009 and $18,000 in 2008 as a recovery of approved informationtechnology-related costs. No such income was recorded in 2010.
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
Interest income on taxable investment securities decreased in 2010 due to a lower average rate, which declined from 4.76% to 4.28%, as well as a lower average balance. Tax-exempt investment income declined substantially due primarily to a sale of tax-exempt securities that were no longer beneficial to the Bank because of net operating losses.
Interest income on loans declined due to a lower average rate earned, which decreased from 5.79% to 5.41% and reduced loan volume. The lower yield was caused by the low interest rate environment along with the foregone income from nonaccrual loans.
Interest expense declined in 2010, as the average rate paid to fund interest-earning assets decreased from 1.95% to 1.70%. This decline was due to the lower rates paid on all interest-bearing liabilities. The most significant reduction occurred in interest expense on time deposits, which declined 22.1% in 2010. Almost all interest-bearing liabilities had volume reductions.
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
Management consulting fees rose 100.1% in 2010 due to the retention of consultants to assist in complying with the terms of the Consent Order, along with the outsourcing of the internal audit, loan review and compliance functions.
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

The Bank depends primarily on deposits as a source of funds, and prior to the Consent Order, also provided for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank (“FHLB”), Federal Funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank and the Federal Reserve Bank discount window for longer-term funding purposes. All the Bank's borrowings must be collateralized.
A significant part of the Bank’s deposit base is from municipal deposits, which comprised $91.3 million, or 30.5% of total deposits at December 31, 2011, compared to $105.8 million, or 31.2% of total deposits at December 31, 2010. These relationships arise due to the Bank’s urban market, leading to municipal deposit relationships. $36.7 million of investment securities were pledged as collateral for these deposits along with $38.3 million in Federal Home Loan Bank letters of credit, all of which require collateralization. As a result of the large size of these individual deposit relationships, these municipalities represent a potentially volatile source of liquidity, although they have historically been a stable source of deposits.
Illiquidity in certain segments of the investment portfolio may limit the Corporation’s ability to dispose of various securities, although management believes that the Corporation has sufficient resources to meet all of its liquidity demands. Should the market for these and similar types of securities, such as single issuer trust preferred securities, continue to deteriorate, or should credit weakness develop, additional illiquidity could occur within the investment portfolio.
Municipal deposit levels may fluctuate significantly depending on the cash requirements of the municipalities. The Bank maintains significant Federal funds balances and has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include Federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. In certain instances, however, these lines may be reduced or not available in the event of a significant decline in the Bank’s credit quality or capital levels.
As a result of the loss incurred, there were no significant sources of funds during 2011 from operating activities.
Net cash provided by investing activities during 2011 was derived primarily from proceeds from sales of investment securities available for sale, amounting to $31.9 million, and proceeds from loan payoffs and payments totaling $30.6 million, while the primary use of cash was for purchases of investment securities available for sale, which amounted to $40.7 million.
There were no significant sources of cash provided by financing activities, while the most significant uses of funds was an outflow of $39.3 million of deposits resulting from the runoff of $20 million in brokered deposits and the deleveraging program.
As a result of the aforementioned Consent Order, the Corporation has implemented a contingency funding plan which provides detailed procedures to be instituted in the event of a liquidity crisis. The plan provides for, among other things, the sale of Bank-owned properties at distressed prices in the event of a crisis situation where the Bank would be unable to meet its funding obligations on a timely basis. This situation has not yet occurred where we would have to sell Bank-owned properties.
Contractual obligations
The Corporation has various financial obligations, including contractual obligations that may require future cash payments. These obligations are included in Notes 6,10,11 and 20 of the Notes to Consolidated Financial Statements.
The Corporation also will have future obligations under supplemental executive and directors’ retirement plans described in Note 14 of the Notes to Consolidated Financial Statements.
Commitments, contingent liabilities, and off-balance sheet arrangements
The following table shows the amounts and expected maturities of significant commitments as of December 31, 2011. Further information on these commitments is included in Note 21 of the Notes to Consolidated Financial Statements.

In thousands	One Year or Less	One to Three Years	Three to Five Years	Total
Commitments to extend credit:
Commercial loans and lines of credit	$7,963	$—	$—	$7,963
Commercial mortgages	1,398	—	—	1,398
Credit cards		—	1,183	1,183
Home equity and other revolving lines of credit	278	—	—	278
Standby letters of credit	23	—	—	23

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon CNB’s historical experience.
Effects of inflation

Inflation, as measured by the consumer price index (“CPI”), including all items for all urban consumers, rose 3.0% in 2011 compared to 1.5% in 2010 and 2.7% in 2009. The impact of inflation on financial institutions is not considered significant since financial assets and liabilities comprise most of their balance sheets.
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
Interest sensitivity analysis attempts to measure the responsiveness of net interest income to changes in interest rate levels. The difference between interest sensitive assets and interest sensitive liabilities is referred to as interest sensitive gap. At any given point in time, the Corporation may be in an asset-sensitive position, whereby its interest-sensitive assets exceed its interest-sensitive liabilities, or in a liability-sensitive position, whereby its interest-sensitive liabilities exceed its interest-sensitive assets, depending on management’s judgment as to projected interest rate trends.
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
Interest Sensitivity Gap Analysis

			December 31, 2011
In thousands	One Year Or Less	One Year to Three Years	Three Years to Five Years	More than Five Years	Total
Interest earning assets
Federal funds sold and securities purchased under agreements to resell	$32,600	$—	$—	$—	$32,600
Interest-bearing deposits with banks	340	1,600	—		1,940
Investment securities	—	1,304	356	93,398	95,058
Loans	98,575	65,357	18,061	26,722	208,715
	131,515	68,261	18,417	120,120	338,313
Interest bearing liabilities
Deposits:
Savings	114,675	—	—		114,675
Time	84,945	46,944	14,871	457	147,217
Long-term debt	—	—	—	19,200	19,200
	199,620	46,944	14,871	19,657	281,092
Interest sensitivity gap:
Period gap	$(68,105)	$21,317	$3,546	$100,463	$57,221
Cumulative gap	(68,105)	(46,788)	(43,242)	57,221	57,221

The cumulative gap between the Corporation’s interest rate sensitive assets and its interest rate sensitive liabilities at the one-year interval was $(68.1) million at December 31, 2011 compared to $(80.2) million December 31, 2010. This means that the Corporation had a “negative gap” position at the one-year interval, which theoretically will cause its interest-bearing liabilities to reprice faster than its interest-earning assets. However, interest sensitive assets and liabilities reprice at different speeds than yield curve changes. Based on the above model, which reflects a static interest rate environment and does not take into consideration that repricing may occur at different speeds, in a rising interest rate environment, interest income may be expected to rise slower than the interest paid on interest-bearing liabilities, thus reducing the net interest spread. Subsequent to the one-year time horizon, however, the gap is positive and remains positive in all periods listed thereafter. If interest rates decreased, the net interest received on earning assets will decline slower than the interest paid on the Corporation’s liabilities, increasing the net interest spread.

Certain shortcomings are inherent in the method of gap analysis presented above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while rates on other types of assets and liabilities may lag behind changes in market rates. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table. The ability of borrowers to service debt may decrease in the event of an interest rate increase. Management considers these factors when reviewing its sensitivity gap position and establishing its ongoing asset/liability strategy.
Because individual interest earning assets and interest bearing liabilities respond differently to changes in the prime rate, more refined results are obtained when a simulation model is used. The Corporation uses a simulation model to analyze earnings sensitivity to movements in interest rates. The simulation model projects earnings based on parallel shifts in interest rates over a twelve-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities, and incorporates various assumptions which management believes to be reasonable.
At December 31, 2011, the most recently prepared model indicates that net interest income would increase 1.79% from base case scenario if interest rates rise 200 basis points and decline 14.59% if rates decrease 200 basis points. Additionally, the economic value of equity would rise 13.86% if rates rise 200 basis points and decrease 25.12% if rates decline 200 basis points.
These results indicate that the Corporation is liability-sensitive, meaning that the interest rate risk is higher if interest rates rise, which management does not expect to occur during the near term based on the recent actions and public announcements by the Federal Reserve Board of Governors.
Capital
The following table presents the consolidated and bank-only capital components and related ratios as calculated under regulatory accounting practice.

	Consolidated		Bank Only
	December 31,		December 31,
Dollars in thousands	2011	2010	2011	2010
Total stockholders’ equity	$19,771	$22,896	$28,834	$31,798
Net unrealized loss (gain) on investment securities available for sale	(423)	126	(423)	126
Net unrealized loss on equity securities available for sale	(19)	(13)	(19)	(13)
Disallowed intangibles	(97)	(136)	(97)	(136)
Qualifying trust preferred securities	4,000	4,000	—	—
Tier 1 capital	23,232	26,873	28,295	31,775
Qualifying long-term debt	5,200	5,200	—	—
Allowance for loan losses	3,125	3,555	3,126	3,552
Other	80	80	80	80
Tier 2 capital	8,405	8,835	3,206	3,632
Total capital	$31,637	$35,708	$31,501	$35,407
Risk-weighted assets	$248,677	$283,701	$248,775	$283,487
Average total assets	356,109	426,797	356,223	426,569
Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets Actual	9.34%	9.47%	11.37%	11.21%
Minimum considered to be well-capitalized	6.00	6.00	6.00	6.00
Minimum considered to be well-capitalized under OCC requirements	N/A	N/A	10.00	10.00
Total capital to risk-adjusted assets Actual	12.72	12.59	12.66	12.49
Minimum considered to be well-capitalized	10.00	10.00	10.00	10.00
Minimum considered to be well-capitalized under OCC requirements	N/A	N/A	13.00	12.00
Leverage ratio
Actual	6.52	6.30	7.94	7.45
Minimum considered to be well-capitalized	5.00	5.00	5.00	5.00
Minimum considered to be well-capitalized under OCC requirements	N/A	N/A	9.00	8.00

Almost all capital ratios were higher at December 31, 2011 due to the deleveraging program that was undertaken in 2011 which reduced assets.
The Bank was subject to the Formal Agreement with the OCC which required, among other things, the enhancement and implementation of certain programs to reduce the Bank’s credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank’s loan administration. The Bank failed to comply with certain provisions of the Formal Agreement; and failed to comply with the higher leverage ratio of 9% required to be maintained.
Due to the Bank’s condition, the OCC has required that the Bank enter into the Consent Order of December 22, 2010 with the OCC, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Consent Order is summarized in Item 1. The Consent Order among other things requires that by March 31, 2011, and thereafter, the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 leverage capital at least equal to 9% of adjusted total assets. This requirement means that the Bank is not considered “well-capitalized” as otherwise defined in applicable regulations.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk
Information regarding this Item appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - Interest Rate Sensitivity.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
Dollars in thousands, except per share data	2011	2010
Assets
Cash and due from banks (Note 3)	$5,960	$7,228
Federal funds sold (Note 4)	32,600	13,550
Interest-bearing deposits with banks	1,940	3,289
Investment securities available for sale (Note 5)	95,058	105,420
Loans (Note 6)	208,715	244,955
Less: Allowance for loan losses (Note 7)	10,870	10,626
Net loans	197,845	234,329
Premises and equipment (Note 8)	2,686	2,974
Accrued interest receivable	1,561	1,933
Bank-owned life insurance	5,920	5,730
Other real estate owned	1,524	1,997
Other assets (Note 13)	13,348	10,817
Total assets	$358,442	$387,267

Liabilities and Stockholders’ Equity
Deposits: (Notes 5 and 9)
Demand	$37,379	$35,132
Savings	114,675	130,663
Time	147,217	172,756
Total deposits	299,271	338,551
Accrued expenses and other liabilities	20,200	6,620
Short-term portion of long-term debt (Note 11)	5,000	5,000
Long-term debt (Note 11)	14,200	14,200
Total liabilities	338,671	364,371
Commitments and contingencies (Note 21)
Stockholders’ equity (Notes 15, 16 and 24):
Preferred stock, no par value: Authorized 100,000 shares (Note 15);
Series A, issued and outstanding 8 shares in 2011 and 2010	200	200
Series C, issued and outstanding 108 shares in 2011 and 2010	27	27
Series D, issued and outstanding 3,280 shares in 2011 and 2010	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2011 and 2010	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2011 and 2010	6,790	6,790
Preferred stock, no par value, perpetual cumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares in 2011 and 2010	10,504	9,990
Common stock, par value $10: Authorized 400,000 shares;
134,530 shares issued in 2011 and 2010
131,326 shares outstanding in 2011 and 131,290 in 2010	1,345	1,345
Surplus	601	1,115
(Accumulated deficit) retained earnings	(3,163)	514
Accumulated other comprehensive income (loss)	423	(127)
Treasury stock, at cost - 3,204 common shares in 2011 and 3,240 in 2010	(226)	(228)
Total stockholders’ equity	19,771	22,896
Total liabilities and stockholders’ equity	$358,442	$387,267

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

	Year Ended December 31,
Dollars in thousands, except per share data	2011	2010	2009
Interest income
Interest and fees on loans	$11,294	$14,148	$16,146
Interest on Federal funds sold	25	42	54
Interest on deposits with banks	236	29	50
Interest and dividends on investment securities:
Taxable	3,623	5,269	6,668
Tax-exempt	246	746	1,256
Total interest income	15,424	20,234	24,174
Interest expense
Interest on deposits (Note 9)	4,155	5,715	7,670
Interest on short-term borrowings	—	1	3
Interest on long-term debt	809	1,691	1,822
Total interest expense	4,964	7,407	9,495
Net interest income	10,460	12,827	14,679
Provision for loan losses (Note 7)	3,014	9,487	8,105
Net interest income after provision for loan losses	7,446	3,340	6,574
Other operating income
Service charges on deposit accounts	1,158	1,319	1,476
ATM fees	291	360	482
Award income	600	1,100	71
Earnings from cash surrender value of bank-owned life insurance	257	257	252
Undistributed income from unconsolidated subsidiaries	308	130	201
Other income (Note 12)	417	371	630
Net gains on securities transactions (Note 5)	989	2,080	12
Other than temporary impairment losses on securities	—	—	(19)
Portion of loss recognized in other comprehensive income, before tax	—	—	(2,314)
Net impairment losses on securities recognized in earnings	—	—	(2,333)
Total other operating income	4,020	5,617	791
Other operating expenses
Salaries and other employee benefits (Note 14)	6,079	5,822	5,800
Occupancy expense (Note 8)	1,219	1,641	1,326
Equipment expense (Note 8)	500	557	648
Professional fees	798	837	432
Management consulting fees	1,749	1,369	683
Marketing expense	418	325	361
FDIC insurance expense	1,266	1,280	1,240
Data processing expense	393	352	361
Other real estate owned expense	780	146	558
Amortization of intangible assets	—	566	194
Federal Home Loan Bank advance prepayment penalty	—	694	—
Foreclosure expense	298	97	139
Other expenses (Note 12)	1,570	2,368	1,639
Total other operating expenses	15,070	16,054	13,381
Loss before income taxes	(3,604)	(7,097)	(6,016)
Income tax expense (Note 13)	73	360	1,806
Net loss	$(3,677)	$(7,457)	$(7,822)
Net loss per common share (Note 17)
Basic	$(32.60)	$(60.54)	$(68.36)
Diluted	(32.60)	(60.54)	(68.36)
Basic average common shares outstanding	131,320	131,290	131,300
Diluted average common shares outstanding	131,320	131,290	131,300
Cash dividends declared per common share	$—	$—	$2.00

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes
in Stockholders’ Equity

Dollars in thousands	Common Stock	Surplus	Preferred Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance, December 31, 2008	$1,345	$1,115	$10,287	$16,694	$(1,124)	$(225)	$28,092
Net loss	—	—	—	(7,822)	—	—	(7,822)
Other comprehensive loss
Unrealized holding gains on securities arising during the period (net of tax of $(2,574))	—	—	—	—	4,997	—	4,997
Reclassification adjustment for losses included in net income (net of tax of $485)	—	—	—	—	(2,333)	—	(2,333)
Total other comprehensive loss							(5,158)
Transition adjustment for adoption of FASB ASC 320-10-65-1	—	—	—	1,007	(1,007)	—	—
Proceeds from issuance of preferred stock	—	—	9,439	—	—	—	9,439
Purchase of treasury stock	—	—	—	—	—	(3)	(3)
Dividends paid on common stock	—	—	—	(1,094)	—	—	(1,094)
Dividends paid on preferred stock	—	—	—	(263)	—	—	(263)
Dividends accrued on preferred stock	—	—	60	(60)	—	—	—
Balance, December 31, 2009	1,345	1,115	19,786	8,462	533	(228)	31,013
Net loss	—	—	—	(7,457)	—	—	(7,457)
Other comprehensive loss
Unrealized holding losses on securities arising during the period (net of tax of $82)	—	—	—	—	(177)	—	(177)
Transfer of held to maturity securities to available for sale at market value (net of tax of $459)	—	—	—	—	890	—	890
Reclassification adjustment for gains included in net income (net of tax of $707)	—	—	—	—	(1,373)	—	(1,373)
Total other comprehensive loss							(8,117)
Dividends accrued on preferred stock	—	—	491	(491)	—	—	—
Balance, December 31, 2010	$1,345	$1,115	$20,277	$514	$(127)	$(228)	$22,896
Net loss	—	—	—	(3,677)	—	—	(3,677)
Other comprehensive loss
Unrealized holding gains on securities arising during the period (net of tax of $(620))	—	—	—	—	1,203	—	1,203
Reclassification adjustment for gains included in net income (net of tax of $336)	—	—	—	—	(653)	—	(653)
Total other comprehensive loss							(3,127)
Issuance of treasury stock	—	—	—	—	—	2	2
Dividends accrued on preferred stock	—	(514)	514	—	—	—	—
Balance, December 31, 2011	$1,345	$601	$20,791	$(3,163)	$423	$(226)	$19,771

See accompanying notes to consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2011	2010	2009
Operating activities
Net loss	$(3,677)	$(7,457)	$(7,822)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	366	404	432
Provision for loan losses	3,014	9,487	8,105
Premium amortization of investment securities	152	211	17
Amortization of intangible assets	—	566	194
Net gains on sales and early redemptions of investment securities	(989)	(2,080)	(12)
Net impairment losses on investment securities	—	—	2,333
Net (gains) losses on sales of loans held for sale	—	(6)	10
Net losses and writedowns of other real estate owned	613	43	427
Loans originated for sale	—	—	(312)
Proceeds from sales and principal payments from loans held for sale	—	196	273
Decrease in accrued interest receivable	372	613	250
Deferred taxes	—	845	2,372
Net increase in bank-owned life insurance	(190)	(193)	(192)
Increase in other assets	(2,577)	(1,935)	(6,103)
Increase in accrued expenses and other liabilities	13,580	670	70
Net cash provided by operating activities	10,664	1,364	42
Investing activities
Decrease (increase) in loans, net	33,330	23,532	(8,993)
Decrease (increase) in interest bearing deposits with banks	1,349	(2,680)	117
Proceeds from maturities of investment securities available for sale, including principal repayments and early redemptions	20,588	42,300	27,100
Proceeds from maturities of investment securities held to maturity, including principal repayments and early redemptions	—	1,247	15,574
Proceeds from sales of investment securities available for sale	31,865	70,718	189
Purchases of investment securities available for sale	(40,658)	(56,513)	(22,096)
Purchases of investment securities held to maturity	—	—	(2,462)
Proceeds from sales of other real estate owned	—	556	275
Purchases of premises and equipment	(78)	(429)	(139)
Net cash provided by investing activities	46,396	78,731	9,565
Financing activities
Decrease in deposits	(39,280)	(41,725)	(26,841)
Decrease in short-term borrowings	—	(100)	(1,750)
Decrease in short-term portion of long-term debt	—	—	(2,600)
(Decrease) increase in long-term debt	—	(29,800)	—
Proceeds from issuance of preferred stock	—	—	9,439
Issuance (purchases) of treasury stock	2	—	(3)
Dividends paid on preferred stock	—	—	(1,094)
Dividends paid on common stock	—	—	(263)
Net cash used in financing activities	(39,278)	(71,625)	(23,112)
Net increase (decrease) in cash and cash equivalents	17,782	8,470	(13,505)
Cash and cash equivalents at beginning of year	20,778	12,308	25,813
Cash and cash equivalents at end of year	$38,560	$20,778	$12,308
Cash paid (received) during the year
Interest	$4,951	$7,432	$9,864
Income taxes (refunds)	(1,417)	59	1,279
Non-cash transactions
Transfer of investments from held to maturity to available for sale	—	39,144	183
Transfer of loans to other real estate owned	140	244	1,508
Transfer of loans held for sale to loans	—	—	106

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1   Summary of significant accounting policies
The accounting and reporting policies of City National Bancshares Corporation (the “Corporation” or “CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II conform with U.S. generally accepted accounting principles (“GAAP”) and to general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the related periods. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. Judgments related to securities valuation and impairment are also critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Accordingly, it is reasonably possible that the Corporation may be required to record additional provisions for loan losses and other than temporary impairment charges in future periods. Additionally, significant judgment is required to determine the future realization of deferred tax assets and whether a valuation allowance may be required. The following is a summary of the more significant policies and practices.
Business
City National Bancshares Corporation primarily through its subsidiary City National Bank of New Jersey, offers a broad range of lending, leasing, depository and related financial services to individual consumers, businesses and governmental units through seven full-service offices located in New Jersey, New York City and Long Island, New York. CNB competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.
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
The Bank transferred its entire HTM portfolio to AFS in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM until the second quarter of 2012.
Loans held for sale
Loans held for sale include residential mortgage loans originated with the intent to sell. Loans held for sale are carried at the lower of aggregate cost or fair value.
Loans
Loans are stated at the principal amounts outstanding, net of unearned discount and deferred loan fees, as well as interest received on certain nonaccrual loans. Interest income is accrued as earned, based upon the principal amounts outstanding. Loan origination fees and certain direct loan origination costs, as well as unearned discount, are deferred and recognized over the life of the loan revised for loan prepayments, as an adjustment to the loan’s yield.
Recognition of interest on the accrual method is generally discontinued when a loan contractually becomes 90 days or more past due or a reasonable doubt exists as to the collectability of the loan, unless such loans are well-secured and in the process of collection. At the time a loan is placed on a nonaccrual status, previously accrued and uncollected interest is generally reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when it is current as to principal and interest and its future collectability is expected. Generally, this occurs after the loan has been performing for six months.
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
Trouble debt restructured (“TDR”) loans are those loans whose terms have been modified because of deterioration of the financial condition of the borrower to provide for a reduction of interest or principal payments, or both. An allowance is established for all TDR loans based on the present value of the respective loan’s future cash flows unless the loan is deemed collateral dependent. The majority of concessions made for TDRs involve lowering the monthly payments on the loans either through a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of the two methods. They seldom result in the forgiveness of principal or accrued interest. In addition, we attempt to obtain additional collateral or guarantees when modifying such loans. If the borrower demonstrates the ability to perform under the restructured terms, the loan will continue to accrue interest. Nonaccruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are considered collectible. TDRs are carried at a balance net of any charge-offs required when the modifications to the loan are made and the loan is determined to be a TDR.
Allowance for loan losses
The allowance for loan losses ("ALLL") is maintained at a level determined adequate to provide for losses inherent in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loans previously charged off and reduced by loan charge-offs. Generally, losses on loans are charged against the allowance for loan losses when it is believed that the collection of all or a portion of the principal balance is unlikely and the collateral is not adequate.

Certain inherent, but unconfirmed losses are probable within the loan portfolio. The Bank's operations and lending activities are centered in urban communities which are more vulnerable to economic downturns. Unanticipated events, including political, economic and regulatory changes could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance.

The Bank's current methodology for determining the projected level of losses is based on historical loss rates, current credit grades, specific reserve allocations on loans modified as TDRs and impaired commercial credits above specified thresholds, and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the calculated reserves required under the model may tend to slightly lag the deterioration in the portfolio in a stable or deteriorating credit environment and may tend not to be as responsive when improved conditions have presented themselves.

Given these model limitations and market characteristics, the qualitative adjustment factors may be incremental or detrimental to the quantitative model results. An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. Correspondingly, the portion considered unallocated may fluctuate from period to period based on management's evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience and current economic conditions.
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
Additionally, management individually evaluates nonaccrual loans and all troubled debt restructured loans for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows from the borrower or the proceeds from the disposition of the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses.
The allowance also contains unallocated reserves to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. This unallocated portion of the allowance reflects management's best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion considered unallocated may fluctuate from period to period based on management's evaluation of the factors affecting the assumptions used in calculating the overall allowance, including historical loss experience, current economic conditions, and industry or borrower concentrations. Changes may also occur due to the necessity of maintaining consistent loss coverage ratios for the various loan risk components.
Management believes that the allowance for loan losses is adequate. While management uses available information to determine the adequacy of the allowance, future additions may be necessary based on changes in economic conditions or subsequent events unforeseen at the time of evaluation. Additionally, to the extent that actual results differ from forecasts or management's judgment, the ALLL may be greater or less than future charge-offs.

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
Core deposit premiums
The premium paid for the acquisition of deposits in connection with the purchases of branch offices is amortized on a straight-line basis over a nine-year period, its estimated useful life, and is reviewed at least annually for impairment. If an impairment is found to exist, the carrying value is reduced by a charge to earnings. Amortization totaled $0 in 2011, $566,000 in 2010 and $194,000 in 2009. 2010 included accelerated amortization of $468,000 of core deposit intangibles of two closed branches. As of December 31, 2011, all core deposit premiums have been fully amortized.
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
Net loss per common share

Basic loss per common share is calculated by dividing net loss less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net loss and common shares outstanding are adjusted to assume the conversion of the convertible subordinate debentures, if determined to be dilutive.
Comprehensive income (loss)
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
ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” provides clarifying guidance intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU No. 2011-02, that both of the following exist: (i) the restructuring constitutes a concession to the debtor; and (ii) the debtor is experiencing financial difficulties. ASU No. 2011-02 applies retrospectively to restructurings occurring on or after January 1, 2011 and was effective on July 1, 2011. The adoption of ASU No. 2011-02 is not expected to have a significant impact on the consolidated financial statements.
ASU No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2001-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 was effective for all interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a significant impact on its consolidated financial statements.
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
ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to conduct the current two-step goodwill impairment test. Otherwise, the entity would not need to apply the two-step test. ASU No. 2011-28 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU No. 2011-08 is not expected to have a significant impact on its consolidated financial statements.
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

Note 2    Going Concern/Regulatory Compliance
The consolidated financial statements of the Corporation as of and for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
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
Specifically, the Order imposes the following requirements on the Bank:
•within five (5) days of the Order, the Bank Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank’s adherence to the Order.
•within ninety (90) days of the Order, the Bank Board must develop and submit to the OCC for review a written strategic plan covering at least a three-year period, establishing objectives for the overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives.
•by March 31, 2011, and thereafter, the Bank must maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well-capitalized” as otherwise defined in applicable regulations.
•within ninety (90) days of the Order, the Bank Board must submit to the OCC a written capital plan for the Bank covering at least a three-year period, including specific plans for the achievement and maintenance of adequate capital, projections for growth and capital requirements, based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities; identification of the primary sources from which the Bank will maintain an appropriate capital structure to meet the Bank’s future needs, as set forth in the strategic plan; specific plans detailing how the Bank will comply with restrictions or requirements set forth in the Order and with the restrictions against brokered deposits in 12 C.F.R. § 337.6; contingency plans that identify alternative methods to strengthen capital, should the primary source(s) not be available; and a prohibition on the payment of director fees unless the Bank is in compliance with the minimum capital ratios previously identified in the prior paragraph or express written authorization is provided by the OCC.

•the Bank is restricted on the payment of dividends.
•to ensure the Bank has competent management in place at all times, including: within 90 days of the Order the Bank Board shall provide to the OCC qualified and capable candidates for the positions of President, Senior Credit Officer, Consumer Compliance Officer and Bank Secrecy Officer; within 90 days of the date of the Order, the Bank Board (with the exception of Bank executive officers) shall prepare a written assessment of the Bank’s executive officers to perform present and anticipated duties; prior to appointment of any individual to an executive position provide notice to the OCC, who shall have the power to veto such appointment; and the Bank Board shall at least annually perform a written performance appraisal for each Bank executive officer.
•within sixty (60) days of the Order, the Bank Board shall develop and the Bank shall implement, and thereafter ensure compliance with, a written credit policy to ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management.
•within ninety (90) days of the Order the Bank Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing, and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank’s revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller’s Handbook on “Rating Credit Risk”; providing for identification, measurement, monitoring, and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank’s lending policies, and laws, rules, and regulations pertaining to the Bank’s lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.
•within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading, and other loan administration matters.
•the Bank must implement and maintain an effective, independent, and on-going loan review program to review, at least quarterly, the Bank’s loan and lease portfolios, to assure the timely identification and categorization of problem credits.
•the Bank is also required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Bank Board at least quarterly.
•within sixty (60) days of the Order, the Bank Board shall adopt and the Bank (subject to Bank Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank’s interest in those assets criticized in the most recent Report of Examination (“ROE”) by the OCC, in any subsequent ROE, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” “substandard,” or “special mention.”
•within one hundred twenty (120) days of the Order, the Bank Board must revise and maintain a comprehensive liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs, which program includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk.
•within ninety (90) days of the Order, the Bank Board shall identify and propose for appointment a minimum of two (2) new independent directors that have a background in banking, credit, accounting, or financial reporting, and such appointment will be subject to veto power of the OCC.
•within ninety (90) days of the Order, the Bank Board shall adopt, implement, and thereafter ensure adherence to a written consumer compliance program designed to ensure that the Bank is operating in compliance with all applicable consumer protection laws, rules, and regulations.
•within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated thereunder and regulations of the Office of Foreign Assets Control (“OFAC”), 31 C.F.R. Chapter V, as amended (collectively referred to as the “Bank Secrecy Act” or “BSA”) and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA.

•within ninety (90) days, of the Order, the Bank Board shall: develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank’s operations; determine the Bank’s level of compliance with all applicable laws, rules, and regulations; assess and report the effectiveness of policies, procedures, controls, and management oversight relating to accounting and financial reporting; evaluate the Bank’s adherence to established policies and procedures, with particular emphasis directed to the Bank’s adherence to its loan, consumer compliance, and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.
•within ninety (90) days of the Order, the Bank Board must develop and implement a comprehensive compliance audit function to include an independent review of all products and services offered by the Bank, including without limitation, a risk-based audit program to test for compliance with consumer protection laws, rules, and regulations that includes an adequate level of transaction testing; procedures to ensure that exceptions noted in the audit reports are corrected and responded to by the appropriate Bank personnel; and periodic reporting of the results of the consumer compliance audit to the Bank Board or a committee thereof.
•the Bank Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule, or regulation cited in any ROE, or brought to the Bank Board’s or Bank’s attention in writing by management, regulators, auditors, loan review, or other compliance efforts.
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
As of December 31, 2011, when considering deadline extensions granted, the Corporation has been informed by the OCC that it has fully complied with two of the thirteen articles of the Consent Order. The two articles in full compliance are Article II - Compliance Committee and Article XIII - Internal Audit Program. The remaining articles are in various stages of compliance and management is working diligently to achieve full compliance. Please see Note 24 for actual capital ratios as of December 31, 2011.
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
The FRBNY Agreement further provides that the Corporation shall not incur, increase or guarantee any debt without FRBNY approval. In addition, the Corporation must obtain the prior approval of the FRBNY for the repurchase or redemption of its shares of stock. Additionally, the FRBNY Agreement further provides that in appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior position, the Corporation must notify the Board of Governors of the Federal Reserve System and such board or the FRBNY or the OCC, may veto such appointment or change. The FRBNY Agreement further provides that the Corporation is restricted in making certain severance and indemnification payments. The failure of the Corporation to comply with the FRBNY Agreement could have severe adverse consequences on the Bank and the Corporation.
The Corporation recorded a net loss of $3.7 million in 2011 and a net loss of $7.5 million in 2010 primarily due to significant declines in net interest income and other operating income, along with higher costs for consultants retained to achieve compliance with the provisions of the Formal Agreement and Consent Order, offset by a reduction in the provision for loan losses. However, we are currently not generating sufficient operating income to cover operating expenses before consideration of the provision for loan losses, a condition which is worsening. These ongoing losses will hamper management's ability to achieve compliance with the required capital ratios.
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
As a result of the Consent Order, collateral requirements for municipal deposit letters of credit issued by the Federal Home Loan Bank are increasing.
Management has developed a plan to address the compliance matters raised by the OCC and the ability to maintain future financial viability and submitted the plan to the OCC for approval. The OCC indicated that they had no objections. The plan provides for the addition of new lines of business and strategic growth initiatives, a restructuring of staff where necessary, and the preparation and use of an Investor Presentation to assist in a capital raise. We have formed a strategic alliance with a third-party online deposit vendor, which we believe will attract new sources of deposits, and have completed the staff restructuring. We are also in process of our capital raise and expect to expand into new lines of business, subject to obtaining the necessary regulatory approvals, upon completion of the capital raise in 2012. However, there can be no assurances that the capital raise will be successful.

Note 3   Cash and due from banks
The Bank is required to maintain a reserve balance with the Federal Reserve Bank based primarily on deposit levels. These reserve balances averaged $3.1 million in 2011 and $2.5 million in 2010.

Note 4   Federal funds sold
Federal funds sold averaged $32.6 million during 2011 and $29.5 million in 2010, while the maximum balance outstanding at any month-end during 2011, 2010 and 2009 was $44.3 million, $49.8 million and $70.5 million, respectively.

Note 5   Investment securities available for sale
The amortized cost and fair values at December 31 of investment securities available for sale were as follows:

2011 In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$9,005	$146	$—	$9,151
Obligations of U.S. government sponsored entities	12,805	233	11	13,027
Obligations of state and political subdivisions	3,326	174	—	3,500
Mortgage-backed securities	58,373	2,059	—	60,432
Other debt securities	8,366	31	2,190	6,207
Equity securities:
Marketable securities	783	—	19	764
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,862	—	—	1,862
Total	$94,635	$2,643	$2,220	$95,058

2010 In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$3,389	$64	$24	$3,429
Obligations of U.S. government sponsored entities	15,447	100	267	15,280
Obligations of state and political subdivisions	9,604	194	285	9,513
Mortgage-backed securities	66,037	1,892	24	67,905
Other debt securities	8,358	37	1,839	6,556
Equity securities:
Marketable securities	748	—	21	727
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,895	—	—	1,895
Total	$105,593	$2,287	$2,460	$105,420

The amortized cost and the fair values of investments in debt securities available for sale are distributed by contractual maturity, without regard to normal amortization including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

In thousands	Amortized Cost	Fair Value
Due after one year but within five years:
U.S. Treasury securities and obligations of U.S. government agencies	$30	$30
Obligations of U.S. government sponsored entities	287	289
Obligations of state and political subdivisions	—	—
Mortgage-backed securities	374	391
Other debt securities	1,000	950
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	82	82
Obligations of U.S. government sponsored entities	3,322	3,449
Obligations of state and political subdivisions	1,680	1,761
Mortgage-backed securities	317	331
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	8,893	9,039
Obligations of U.S. government sponsored entities	9,196	9,289
Obligations of state and political subdivisions	1,646	1,739
Mortgage-backed securities	57,682	59,710
Other debt securities	7,366	5,257
Total debt securities	91,875	92,317
Equity securities	2,760	2,741
Total	$94,635	$95,058

Sales of investment securities available for sale resulted in gross losses of $0, $92,000 and $1,000 and gross gains of $989,000, $2,172,000 and $12,000 in 2011, 2010 and 2009, respectively. Additionally, impairment charges of 2.3 million were recorded during 2009 while none were recorded in 2011 or 2010. These charges resulted from the determination that the unrealized losses in two CDOs were other than temporary, based on the expectation that it is probable that all principal and interest payments will not be received in accordance with the securities’ contractual terms.
Interest and dividends on investment securities available for sale were as follows:

In thousands	2011	2010	2009
Taxable	$3,623	$5,112	$5,732
Tax-exempt	246	470	68
Total	$3,869	$5,582	$5,800

Investment securities available for sale with a carrying value of $62 million were pledged to secure U.S. government and municipal deposits and Federal Home Loan Bank borrowings at December 31, 2011. In certain instances, pledging requirements have increased as a result of the Consent Order.
Investment securities available for sale which have had continuous unrealized losses as of December 31 are set forth below.

	Less than 12 Months		12 Months or More		Total
2011 In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$28	$—	$28	$—
Obligations of U.S. Government sponsored entities	1,527	—	1,824	11	3,351	11
Other debt securities	831	104	4,809	2,086	5,640	2,190
Equity securities	—	—	783	19	783	19
Total	$2,358	$104	$7,444	$2,116	$9,802	$2,220

	Less than 12 Months		12 Months or More		Total
2010 In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$1,054	$23	$162	$1	$1,216	$24
Obligations of U.S. Government sponsored entities	6,733	254	2,080	13	8,813	267
Mortgaged-backed securities	6,219	24	—	—	6,219	24
Obligations of state and political subdivisions	5,147	285	—	—	5,147	285
Other debt securities	—	—	5,050	1,839	5,050	1,839
Equity securities	—	—	727	21	727	21
Total	$19,153	$586	$8,019	$1,874	$27,172	$2,460

The gross unrealized losses set forth above as of December 31, 2011 were attributable primarily to single-issue trust preferred securities (“TRUPS”) issued by financial institutions, CDOs collateralized primarily by TRUPS issued by banks and other corporate debt, all of which are included with other debt securities. The fair value of these securities has been negatively impacted by the lack of liquidity in the overall TRUPS and corporate debt markets although all issuers continue to perform. The decline in investment securities with continuing unrealized losses was a result of sales of securities with unrealized losses during the fourth quarter of 2011.
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
Changes in the credit loss component of credit-impaired debt securities were as follows:

	For the Year Ended	For the Year Ended
In thousands	December 31, 2011	December 31, 2010
Beginning balance	$—	$2,489
Add:
Initial credit
Impairments	—	—
Additional credit impairments	—	—
Deduct:
Dispositions	—	(2,489)
Balance, December 31	$—	$—

We recorded no OTTI charges during 2011 or 2010.

The Bank also owns a CDO with a carrying value of $996,000 and market value of $412,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the carrying value is fully recoverable based on the investment's payment performance, consistent market valuations and a third-party consultant's conclusion that the investment will continue to be fully performing and fully recoverable in accordance with the terms of the agreement. Additional information for this security is presented below.

In thousands	December 31, 2011
Par value	$1,000,000
Carrying value	996,000
Fair value	412,000
Unrealized loss	584,000
Number of original issuers	50
Number of currently paying banks in issuance	35
Number of defaulting and deferring banks	12
Percentage of remaining banks expected to default or defer payment (annually)	1.2%
Subordination	30.60%
Additionally, the Bank owns a portfolio of six single-issue trust preferred securities with a carrying value of $4.5 million and a market value of $3.3 million. Finally, the Bank also owns two corporate securities with a carrying value of $1.9 million and a market value of $1.6 million that are rated below investment grade. All values are as of December 31, 2011. None of these securities is considered impaired as they are all fully performing and are expected to continue performing.
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
As of December 31, 2011, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of December 31, 2011.

Note 6   Loans
Loans, net of unearned discount and net deferred origination fees and costs at December 31 were as follows:

In thousands	2011	2010
Commercial	$26,516	$38,225
Real estate	181,531	206,072
Installment	720	718
Total loans	208,767	245,015
Less: Unearned income	52	60
Loans	$208,715	$244,955

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
As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

In thousands	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans	$23,560	$1,084	$1,656	$216	$—	$26,516
Real estate loans
Church	30,133	7,105	20,220	—	—	57,458
Construction - other than third-party originated	3,115	—	7,333	—	—	10,448
Construction – third-party originated	—	—	6,990	1,047	—	8,037
Multifamily	10,594	66	1,673	273	—	12,606
Other	41,903	6,907	19,878	958	—	69,646
Residential	20,359	—	2,977	—	—	23,336
Installment	718	1	1	—	—	720
	$130,382	$15,163	$60,728	$2,494	$—	$208,767

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011.

In thousands	0-30 Days	30-60 Days	60-90 Days	More than 90 Days	Total Past Due	Current	Total
Commercial loans	$177	$1,743	$784	$2,248	$4,952	$21,564	$26,516
Real estate loans
Church	—	8,127	8,694	6,478	23,299	34,159	57,458
Construction - other than third-party originated	—	437	—	6,157	6,594	3,854	10,448
Construction - other than third-party originated	108	—	—	7,929	8,037	—	8,037
Mulifamily	—	106	608	1,404	2,118	10,488	12,606
Other	1,986	1,632	3,837	9,639	17,094	52,552	69,646
Residential	89	1,299	—	2,557	3,945	19,391	23,336
Installment	16	1	1	2	20	700	720
	$2,376	$13,345	$13,924	$36,414	$66,059	$142,708	$208,767

The following table presents the recorded investment in impaired loans as of December 31, 2011 by class of loans:

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance
Commercial loans	$363	$462	$216
Real estate loans
Church	9,586	9,973	545
Construction - other than third-party originated	6,070	7,509	311
Construction – third-party originated	8,037	10,815	346
Multifamily	1,308	1,951	—
Other	15,027	16,265	65
Residential	2,583	2,266	38
Installment	—	—	—
	$42,974	$49,241	$1,521

Nonperforming loans include loans which are contractually past due 90 days or more for which interest income is still being accrued and nonaccrual loans.
At December 31, nonperforming loans were as follows:

In thousands	2011	2010
Nonaccrual loans	$42,008	$35,916
Loans with interest or principal 90 days or more past due and still accruing	2,218	2,343
Total nonperforming loans	$44,226	$38,259
The effect of nonaccrual loans on income before taxes is presented below.

In thousands	2011	2010	2009
Interest income foregone	$(1,641)	$(1,723)	$(785)
Interest income received	—	119	188
	$(1,641)	$(1,604)	$(597)

The Bank received $1 million of interest payments in 2011 on nonaccrual loans, all of which will be used to reduce the related loan balance when the loan is ultimately paid off, sold, or charged off.

Nonperforming assets are generally secured by residential and small commercial real estate properties, except for church loans, which are generally secured by the church buildings.
At December 31, 2011, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s loan portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.
Impaired loans totaled $43.0 million at December 31, 2011 compared to $34.8 million at December 31, 2010. Charge-offs of impaired loans during 2011 totaled $2 million. The related allocation of the allowance for loan losses amounted to $1.5 million and $550,000 at December 31, 2011 and 2010, respectively. $36.7 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The average balance of impaired loans during 2011 was $38.9 million and amounted to $24.2 million in 2010. There was no interest income recognized on impaired loans during either 2011 or 2010.

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
As a result of the adoption of ASU 2011-02, CNB reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and has concluded that the adoption of ASU 2011-02 did not materially impact the number of TDRs or the specific reserves for such loans included in our allowance for loan losses at December 31, 2011.
Troubled debt restructured loans (“TDRs”) totaled $5.7 million at December 31, 2011 and $2.9 million at December 31, 2010, with a related allowance of $111,000 and none at December 31, 2010 and included eight borrowers at December 31, 2011. TDRs to five borrowers amounting to $4 million were accruing. The remainder are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans. Three TDRs totaling $1.8 million defaulted on the modified terms during 2011.
The following tables present loans by loan class modified as TDRs during 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at December 31, 2011, respectively. There were no chargeoffs resulting from loans modified as TDRs during 2011.

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Churches	3	$3,100	$2,650
Commercial real estate:
Other	2	3,225	2,323
Total commercial real estate	5	6,325	4,973
Residential mortgage	3	939	756
Total	8	$7,264	$5,729
TDRs totaling $1.8 million defaulted as to the modified terms during 2011.

Note 7   Allowance for loan losses
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
Transactions in the allowance for loan losses are summarized as follows:

	Balance,	Provision for Loan Losses			Balance,
In thousands	December 31, 2010		Recoveries	Chargeoffs	December 31, 2011
Commercial loans	$2,770	$(1,274)	$220	$411	$1,305
Real estate loans
Church	1,559	492	99	68	2,082
Construction - other than third-party originated	462	2,038	—	1,502	998
Construction - third-party originated	1,575	(959)	—	270	346
Multifamily	633	(280)	—	68	285
Other	2,333	189	68	649	1,941
Residential	736	247	6	149	840
Installment	55	42	2	48	51
Unallocated	503	2,519	—	—	3,022
Total	$10,626	$3,014	$395	$3,165	$10,870

	Balance,	Provision for Loan Losses			Balance,
In thousands	December 31, 2009		Recoveries	Chargeoffs	December 31, 2010
Commercial loans	$1,352	$3,764	$7	$2,353	$2,770
Real estate loans
Church	1,074	691	—	206	1,559
Construction - other than third-party originated	644	195	—	377	462
Construction - third-party originated	2,392	1,104	—	1,921	1,575
Multifamily	716	469	—	552	633
Other	2,080	1,840	39	1,626	2,333
Residential	189	1,024	—	477	736
Installment	19	81	3	48	55
Unallocated	184	319	—	—	503
Total	$8,650	$9,487	$49	$7,560	$10,626

The following tables present the allowance for loan losses by portfolio segment along with the related recorded investment in loans based on impairment method as of December 31, 2011.

In thousands	Individually Evaluated	Collectively Evaluated	Total Allowance
Commercial loans	$216	$1,089	$1,305
Real estate loans
Church	545	1,537	2,082
Construction - other than third-party originated	311	687	998
Construction – third-party originated	346	—	346
Multifamily	—	285	285
Other	65	1,876	1,941
Residential	38	802	840
Installment	—	51	51
Unallocated	—	3,022	3,022
	$1,521	$9,349	$10,870
In thousands	Individually Evaluated	Collectively Evaluated	Total Recorded Investment
Commercial loans	$363	$26,153	$26,516
Real estate loans
Church	9,586	47,872	57,458
Construction - other than third-party originated	6,070	4,377	10,447
Construction – third-party originated	8,037	—	8,037
Multifamily	1,308	11,298	12,606
Other	15,027	54,619	69,646
Residential	2,583	20,754	23,337
Installment	—	720	720
	$42,974	$165,793	$208,767

Note 8   Premises and equipment
A summary of premises and equipment at December 31 follows:

In thousands	2011	2010
Land	$329	$329
Premises	1,520	1,520
Furniture and equipment	4,278	4,436
Leasehold improvements	3,585	3,563
Total cost	9,712	9,848
Less: Accumulated depreciation and amortization	7,026	6,874
Total premises and equipment	$2,686	$2,974

Depreciation and amortization expense charged to operations amounted to $366,000, $404,000 and $432,000 in 2011, 2010, and 2009, respectively.

Note 9  Deposits
Deposits at December 31 are presented below.

In thousands	2011	2010
Noninterest bearing demand	$37,379	$35,132
Interest bearing:
Demand	47,744	45,707
Savings	22,696	23,009
Money market	44,235	61,947
Time	147,217	172,756
Total interest bearing deposits	261,892	303,419
Total deposits	$299,271	$338,551

Time deposits issued in amounts of $100,000 or more have the following maturities at December 31:

In thousands	2011	2010
Three months or less	$38,893	$41,276
Over three months but within six months	10,630	18,580
Over six months but within twelve months	12,941	13,937
Over twelve months	35,008	38,067
Total deposits	$97,472	$111,860

Interest expense on certificates of deposits of $100,000 or more was $1,747,000, $2,577,000 and $2,171,000 in 2011, 2010 and 2009, respectively.

Note 10  Short-term borrowings
Information regarding short-term borrowings at December 31, is presented below.

Dollars in thousands	December 31 Balance	Average Interest Rate on December 31 Balance	Average Balance During the Year	Average Interest Rate During the Year	Maximum Balance at any Month- End
2011
Federal funds purchased	$—	—%	$22	1.07%	$—
Securities sold under repurchase agreements	—	—	11	0.33	—
Total	$—	—%	$33	0.82%	$—
2010
Federal funds purchased	$—	—%	$33	0.89%	$—
Securities sold under repurchase agreements	—	—	56	0.31	1,718
Demand note issued to the U.S. Treasury	—	—	—	—	—
Total	$—	—%	$89	0.52%	$1,718

The demand note, which has no stated maturity is issued by the Bank to the U.S. Treasury Department is payable with interest at 25 basis points less than the weekly average of the daily effective Federal Funds rate and is collateralized by various investment securities held at the Federal Reserve Bank of New York with a book value of $0. There was no balance outstanding under the note at December 31, 2011 or 2010, so no collateral was required.
The Corporation had a short-term borrowing line of $3 million at December 31, 2011 and 2010 with a correspondent bank which was unused at December 31, 2011 and 2010.

Note 11  Long-term debt
Long-term debt at December 31 is summarized as follows:

In thousands	2011	2010
FHLB convertible advances due August 6, 2018	$10,000	$10,000
8.00% capital note, due May 6, 2017	200	200
5.00% senior note, due February 21, 2022	5,000	5,000
Subordinated debt	4,000	4,000
Total	19,200	19,200
Less: Short-term portion of long-term debt	5,000	5,000
Total	$14,200	$14,200

Interest is payable quarterly on the FHLB advance. The advance bears a fixed interest rate of 6.15% and is secured by mortgages and certain obligations of U.S. Government agencies under a blanket collateral agreement.
The Corporation had borrowing lines with the Federal Home Loan Bank totaling $52.5 million at December 31, 2011 and $60.4 million at December 31, 2010, of which $10.0 million $0 millionwas used and outstanding at both December 31, 2011 and 2010. The balance of the lines was used primarily as collateral for the issuance by FHLB of municipal letters of credit to our municipality customers. These lines may be utilized for long-term or short-term borrowing purposes. Loans and investment securities totaling $52.5 million were held by the FHLB as collateral for their available lines and advances, as well as $38.3 million of municipal letters of credit. During 2012, FHLB raised the collateral requirements for the Bank's borrowing lines.
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
The purpose of the Amendment was to: (a) modify the use of proceeds provisions of the Credit Agreement governing Prudential’s $5,000,000 unsecured term loan to the Corporation so that the Corporation could convert its $5,000,000 subordinated loan to the Bank into equity of the Bank that will be treated by the OCC as “Tier I” regulatory capital; (b) waive certain events of default resulting from the Bank’s entry into the Formal Agreement with the OCC and failure to meet certain other material obligations, including deferral of dividends to its Series F and G Preferred stockholders and deferral of certain obligations to holders of debentures related to its trust preferred securities; (c) waive any default interest that may have accrued during the pendency of such events of default; and (d) amend and restate the financial covenants of the Credit Agreement. On November 30, 2010, upon receipt of OCC approval the subordinated loan was converted into equity, thereby increasing the Bank’s Tier 1 leverage capital. However, as a result of the Consent Order entered into on December 22, 2010 and the failure to achieve certain capital ratios required by the OCC, the Corporation was in default under this loan and is attempting to obtain a waiver from the lender. As a result of the default, the loan has been reclassified to short-term portion of long-term debt on the accompanying Consolidated Balance Sheets.
On March 17, 2004, City National Bancshares Corporation issued $4 million of preferred capital securities through City National Bank of New Jersey Capital Trust II (the "Trust”), a special-purpose statutory trust created expressly for the issuance of these securities. Distribution of interest on the securities is payable at the three-month LIBOR rate plus 2.79%, adjustable quarterly. The rate in effect at December 31, 2011 was 3.35%.
The quarterly distributions may, at the option of the Trust, be deferred for up to twenty consecutive quarterly periods. If the interest is deferred for more than twenty quarters, then there is an event of default. In that event, and if the trustee, or more than 25% of the holders of the outstanding debt securities, declare the entire principal balance and outstanding interest to be immediately due and payable, then such amounts are to be paid to the trustee, along with amounts for trustee and other advisor expenses. The proceeds have been invested in junior subordinated debentures of CNBC, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable. The securities are generally redeemable in whole or in part on or after March 17, 2009, at any interest payment date, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed by March 17, 2034.
The Corporation has deferred its regularly scheduled quarterly interest payments on these securities and as of the last day of 2011, a total of $252,818 in interest was deferred. The subsidiary trust is not included with the consolidated financial statements of the Corporation because of the deconsolidation required by accounting standards. The debentures are eligible for inclusion in Tier 1 capital for regulatory purposes.
Scheduled repayments on long-term debt are as follows:

In thousands	Amount
2012	$5,000
2013	—
2014	—
2015	—
2016	—
Thereafter	14,200
Total	$19,200

Note 12  Other operating income and expenses
The following table presents the major components of other operating income and expenses.

In thousands	2011	2010	2009
Other income
Debit card income	$73	$71	$66
Agency fees	6	26	236
Miscellaneous other income	338	274	328
Total other income	$417	$371	$630
Other expenses
Appraisal fees	$125	$191	$35
ATM processing fees	139	157	122
Communications expense	105	123	129
Correspondent bank fees	106	142	146
Directors' fees	—	172	140
Forgery loss	—	300	—
Miscellaneous other expenses	1,095	1,283	1,067
Total other expenses	$1,570	$2,368	$1,639

Note 13  Income taxes
The components of income tax expense are as follows:

In thousands	2011	2010	2009
Current expense (benefit)
Federal	$9	$(681)	$(595)
State	64	196	29
	73	(485)	(566)
Deferred expense
Federal and state	—	845	2,372
Total income tax expense	$73	$360	$1,806

A reconciliation between income tax expense and the total expected federal income tax computed by multiplying pre-tax accounting income by the statutory federal income tax rate is as follows:

In thousands	2011	2010	2009
Federal income tax at statutory rate	$(1,225)	$(2,413)	$(2,046)
Increase (decrease) in income tax expense resulting from:
Gross state deferred tax asset benefit	(405)	—	—
State income tax (benefit) expense, net of federal benefit	48	(362)	517
Tax-exempt income	(121)	(318)	(450)
Carryback claims	—	(328)	—
Bank-owned life insurance	(64)	(65)	(65)
Increase in valuation allowance	1,702	3,800	3,505
Permanent deferred adjustments	167	—	—
Other, net	(29)	46	345
Total income tax expense (benefit)	$73	$360	$1,806

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows:

In thousands	2011	2010
Deferred tax assets
Allowance for loan losses	$4,858	$3,106
NOL carryforward	3,983	2,556
AMT tax credit carryforward	515	565
Investment securities	32	792
Premises and equipment	425	385
Deposit intangible	199	206
Deferred compensation	478	1,075
Deferred income	287	482
Nonaccrual loan interest	638	238
Capital loss carryforward	172	967
Other assets	435	60
Total deferred tax asset	12,022	10,432
Deferred tax liabilities
Unrealized losses on investment securities available for sale	35	63
Investment in partnership	1,302	1,128
Deferred income accretion	275	426
Total deferred tax liabilities	1,612	1,617
Deferred tax asset	10,410	8,815
Valuation allowance	10,410	8,815
Net deferred tax asset	$—	$—

The net deferred tax asset represents the anticipated federal and state tax assets to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. If it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized, the deferred tax asset must be reduced by a valuation allowance based on the weight of all available evidence. The allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. During 2011, the valuation allowance was increased by $1.7 million because the Corporation continues to be in a three-year cumulative loss position and it is not more likely than not that the Corporation will utilize its deferred tax assets.
The Corporation records estimated penalties and interest, if any, related to unrecognized tax benefits in other operating expense. The Corporation’s tax returns are subject to examination by federal tax authorities for the years 2008 through 2010 and by state authorities also for the years 2007 through 2010.
A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

In thousands	2011	2010
Balance at January 1	$44	$—
Additions based on tax positions related to the current year	—	44
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(44)	—
Balance at December 31	$—	$44

Note 14  Benefit plans
Savings plan
The Bank maintains an employee savings plan under section 401(k) of the Internal Revenue Code covering all employees with at least six months of service. Participants are allowed to make contributions to the plan by salary reduction, up to 15% of total compensation. The Bank provides matching contributions of 50% of the first 6% of participant salaries subject to a vesting schedule. Contribution expense amounted to $61,000 in 2011, $78,000 in 2010 and $23,000 in 2009. During 2010, the Bank reversed the discretionary contributions that are periodically credited to participants’ accounts.
Bonus plan
The Bank may award profit sharing bonuses to its officers and employees based on the achievement of certain performance objectives. Bonuses charged (credited) to operating expenses in 2011, 2010 and 2009 amounted to $0, $(85,000), and $(103,000), respectively. The credits in 2010 and 2009 resulted from decisions to permanently not pay bonuses previously accrued.

Nonqualified benefit plans
The Bank maintained a supplemental executive retirement plan (“SERP”), which provides a post-employment supplemental retirement benefit to certain key executive officers. SERP expense was $0 in 2011, $(40,000) in 2010 and $66,000 in 2009. The credit in 2010 resulted from the reversal of accrued benefits to a participant who left the Bank during 2010 and was not entitled to the benefits accrued.
The Bank also had a director retirement plan (“DRIP”). DRIP expense was $(31,000) in 2011, $47,000 in 2010 and $86,000 in 2009. Benefits under both plans were frozen as of June 30, 2010 upon termination of the plans.
Benefit costs under both plans are funded through bank-owned life insurance policies. In addition, expenses for both plans along with the expense related to carrying the policy itself are offset by increases in the cash surrender value of the policies. Such increases are included in “Other income” and totaled $257,000 in 2011, $257,000 in 2010 and $252,000 in 2009, while the related life insurance expense was $68,000 in 2011, $64,000 in 2010 and $59,000 in 2009.
Stock options
No stock options have been issued since 1997 and there were no stock options outstanding at December 31, 2011, 2010 and 2009.

Note 15  Preferred stock
The Corporation is authorized to issue perpetual preferred stock in one or more series, with no par value. Shares of preferred stock have preference over the Corporation’s common stock with respect to the payment of dividends and liquidation rights. Different series of preferred stock may have different stated or liquidation values as well as different rates. Dividends are paid annually.
Set forth below is a summary of the Corporation’s preferred stock issued and outstanding.

					December 31,
	Year Issued	Dividend Rate	Stated Value	Number of Shares	2011	2010
Series A	1996	6.00%	$25,000	8	$200,000	$200,000
Series C	1996	8.00	250	108	27,000	27,000
Series D	1997	6.50	250	3,280	820,000	820,000
Series E	2005	6.00	50,000	28	1,400,000	1,400,000
Series F	2005	8.53	7,000,000	7,000	6,790,000	6,790,000
Series E	2006	6.00	50,000	21	1,050,000	1,050,000
Series G	2009	5.00	9,439,000	9,439	10,504,000	9,990,000
					$20,791,000	$20,277,000

Series C and D shares are redeemable at any time at par value, while Series A shares are redeemable at par value plus a premium payable in the event of a change of control.
Each Series E share is convertible at any time into 333 shares of common stock of the Corporation, and are redeemable any time by the Corporation after 2008 at liquidation value. The Series F shares are redeemable after 2011 by the Corporation at a declining premium until 2020, at which time the shares are redeemable at par.
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
In 2011, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. In addition, the Corporation in 2011 deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. There were no dividend payments made on preferred stock during 2011, although such dividends have been accrued because they are cumulative.
On May 1, 2009, the Corporation paid a cash dividend of $2.00 per share to common stockholders, while no dividend has since been paid to common shareholders. The Corporation is currently unable to determine when dividend payments may be resumed and does not expect to pay a common stock dividend in 2012. Whether cash dividends will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at the time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends.

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
Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the OCC is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to declare any dividend. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at December 31, 2011. In addition, pursuant to the December 14, 2010 Agreement with the Federal Reserve Bank of New York, neither the Corporation nor the Bank may pay any dividends without the approval of the Federal Reserve Bank of New York and the Director of the Division of Banking Supervision and Regulation of the Board of Governors and the Consent Order with the OCC further restricts the payment of dividends without the consent of the OCC.

Note 17  Net loss per common share
The following table presents the computation of net loss per common share.

In thousands, except per share data	2011	2010	2009
Net loss	$(3,767)	$(7,457)	$(7,822)
Dividends on preferred stock	(514)	(491)	(1,154)
Net loss applicable to basic common shares	(4,281)	(7,948)	(8,976)
Dividends applicable to convertible preferred stock	147	147	147
Net loss applicable to diluted common shares	$(4,134)	$(7,801)	$(8,829)
Number of average common shares
Basic	131,320	131,290	131,290
Diluted:
Average common shares outstanding	131,320	131,290	131,290
Average potential dilutive common shares	—	—	—
	131,320	131,290	131,290
Net income per common share
Basic	$(32.60)	$(60.54)	$(68.36)
Diluted	(32.60)	(60.54)	(68.36)

Note 18  Related party transactions
Certain directors, including organizations in which they are officers or have significant ownership, were customers of, and had other transactions with the Bank in the ordinary course of business during 2011 and 2010. Such transactions were on substantially the same terms, including interest rates and collateral with respect to loans, as those prevailing at the time of comparable transactions with others. Further, such transactions did not involve more than the normal risk of collectability and did not include any unfavorable features.
Total loans to the aforementioned individuals and organizations amounted to $4.4 million and $4.5 million at December 31, 2011 and 2010, respectively. The highest amount of such indebtedness during 2011 and 2010 was $4.5 million in both years. During 2011, there were $10,000 of new loans and paydowns totaled $181,000. All related party loans were performing as of December 31, 2011.

Note 19  Fair value measurement of assets and liabilities
The following table represents the assets and liabilities on the Consolidated Balance Sheets at their fair value at December 31, 2011 by level within the fair value hierarchy. The fair value hierarchy established by ASC Topic 820, “Fair Value Measurements and Disclosures” prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below.
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liabilities; and
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following tables present the assets and liabilities that are measured at fair value hierarchy.

2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$95,058	$9,151	$85,495	$412

2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$105,420	$3,429	$101,492	$499

The fair value of Level 3 investments of $412,000 at December 31, 2011 was slightly less than the related fair value of $499,000 at December 31, 2010. Most of the reduction was attributable to a decline in value of a collateralized debt obligation (“CDO”).
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
At December 31, 2011, the Corporation had impaired loans with outstanding principal balances of $43 million. The Corporation recorded impairment net charge-offs of $2 million for the year ended December 31, 2011, utilizing Level 3 inputs. Additionally, during 2011, the Corporation transferred loans with a principal balance and an estimated fair value, less costs to sell, of $140,000 to other real estate owned. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

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
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2011 and 2010.
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
Deposit liabilities
The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2011 and 2010. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and letters of credit
The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2011 and 2010.
The following table presents the carrying amounts and fair values of financial instruments at December 31.

	2011		2010
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and other short-term Investments	$38,560	$38,560	$20,778	$20,778
Interest-bearing deposits with banks	1,940	1,940	3,289	3,289
Investment securities AFS	95,058	95,058	105,420	105,420
Loans	208,715	203,084	244,955	239,242
Financial liabilities
Deposits	299,271	289,043	338,551	331,434
Long-term debt	19,200	20,436	19,200	19,631

Note 21   Commitments and contingencies
In the normal course of business, the Corporation or its subsidiary may, from time to time, be party to various legal proceedings relating to the conduct of its business. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of any pending legal proceedings.
At December 31, 2011, the Bank was obligated under a number of noncancelable leases for premises and equipment, many of which provide for increased rentals based upon increases in real estate taxes and cost of living. These leases, most of which have renewal provisions, are considered operating leases. Minimum rentals under the terms of these leases for the years 2012 through 2016 are $324,000, $321,000, $329,000, $50,000, and $0, respectively.
Rental expense under the leases amount to $372,000, $817,000 and $587,000 during 2011, 2010 and 2009, respectively. 2010 included a $115,000 settlement payment for the early termination of a leased property that was never occupied and an $85,000 charge for early termination of lease agreements of two closed branches.

Note 22   Financial instruments with off-balance sheet risk
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, commitments to extend credit, standby letters of credit, and could involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements.
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments with credit risk.
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
At December 31, 2011 and 2010, the Bank had available mortgage commitments of $1.6 million and $23.1 million, unused commercial lines of credit of $8 million and $4 million, and $1.3 million and $1 million of other loan commitments, respectively. There were $23,000 of financial standby letters of credit outstanding at December 31, 2011 and $34,000 at December 31, 2010. The decline in commitments occurred because the Corporation originated very few loans during 2011 and concurrently allowed most commercial mortgage commitments to expire.

Note 23   Parent company information
Condensed financial statements of the parent company only are presented below.
Condensed Balance Sheet

	December 31,
In thousands	2011	2010
Assets
Cash and cash equivalents	$28	$33
Investment in subsidiary	28,834	32,180
Due from subsidiary	598	826
Other assets	185	5
Total assets	$29,645	$33,044
Liabilities and stockholders’ equity
Other liabilities	$550	$824
Notes payable	5,200	5,200
Subordinated debt	4,124	4,124
Total liabilities	9,874	10,148
Stockholders’ equity	19,771	22,896
Total liabilities and stockholders’ equity	$29,645	$33,044

Condensed Statement of Operations

	Year Ended December 31,
In thousands	2011	2010	2009
Income
Interest income	$—	$—	$1
Other operating income	100	1,100	78
Dividends from subsidiaries	—	—	687
Interest from subsidiaries	49	288	361
Total income	149	1,388	1,127
Expenses
Interest expense	399	406	439
Other operating expenses	2	2	3
Income tax (benefit) expense	(84)	358	15
Total expenses	317	766	457
(Loss) income before equity in undis- tributed (loss) income of subsidiaries	(168)	622	670
Equity in undistributed (loss) of subsidiaries	(3,509)	(8,079)	(8,492)
Net loss	$(3,677)	$(7,457)	$(7,822)

Condensed Statement of Cash Flows

	Year Ended December 31,
In thousands	2011	2010	2009
Operating activities
Net loss	$(3,677)	$(7,457)	$(7,822)
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed loss of subsidiaries	3,509	8,079	8,492
(Increase) decrease in other assets	(180)	188	306
(Decrease) increase in other liabilities	(274)	360	(77)
Net cash (used in) provided by operating activities	(622)	1,170	899
Investing activities
Decrease (increase) in investment in subsidiaries	387	(4,721)	(8,925)
Decrease in loans to subsidiaries	228	4,174	75
Net cash provided by (used in) investing activities	615	(547)	(8,850)
Financing activities
Decrease in notes payable	—	(100)	(100)
Proceeds from issuance of preferred stock	—	—	9,439
Issuance (purchases) of treasury stock	2	—	(3)
Dividends paid	—	(490)	(1,417)
Net cash provided by (used in) financing activities	2	(590)	7,919
(Decrease) increase in cash and cash equivalents	(5)	33	(32)
Cash and cash equivalents at beginning of year	33	—	32
Cash and cash equivalents at end of year	$28	$33	$—

Note 24   Regulatory capital requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2011, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-adjusted assets of 4.0% and 8.0%, respectively.
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
The following is a summary of City National Bank of New Jersey’s actual capital amounts and ratios as of December 31, 2011 and 2010, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized Bank:

In thousands	FDIC Requirements
Minimum Capital For Classification
	Bank Actual Amount Ratio		Adequacy Amount Ratio		Well-Capitalized Amount Ratio
December 31, 2011
Leverage (Tier 1) capital	$28,295	7.94%	$14,249	4.00%	$17,811	5.00%
Risk-based capital:
Tier 1	28,295	11.37	9,951	4.00	14,927	6.00
Total	31,501	12.66	19,902	8.00	24,878	10.00
December 31, 2010
Leverage (Tier 1) capital	$31,775	7.45%	$17,061	4.00%	$21,326	5.00%
Risk-based capital:
Tier 1	31,775	11.21	11,339	4.00	17,009	6.00
Total	35,407	12.49	22,679	8.00	28,349	10.00

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
The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued from City National Bancshares Corporation to the subsidiary trust.

Note 25   Summary of quarterly financial information

(unaudited)	2011
Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,076	$4,057	$3,729	$3,562
Interest expense	1,321	1,275	1,228	1,140
Net interest income	2,755	2,782	2,501	2,422
Provision for loan losses	1,200	814	500	500
Net gains on secu- rities transactions	—	—	—	989
Other operating income	637	618	645	1,131
Other operating expenses	3,735	3,684	3,963	3,688
Net income (loss) before income tax expense	(1,543)	(1,098)	(1,317)	354
Income tax expense	12	19	25	17
Net income (loss)	$(1,555)	$(1,117)	$(1,342)	$337
Net income (loss) per share- basic	$(12.80)	$(9.48)	$(11.20)	$0.88
Net income (loss) per share- diluted	$(12.80)	$(9.48)	$(11.20)	$0.88

(unaudited)	2010
Dollars in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$5,522	$5,273	$4,864	$4,575
Interest expense	1,998	1,895	1,839	1,675
Net interest income	3,524	3,378	3,025	2,900
Provision for loan losses	1,381	1,010	2,825	4,271
Net gains (losses) on secu- rities transactions	1	528	137	1,414
Net impairment losses on securities
Other operating income	690	1,644	577	626
Other operating expenses	3,523	3,665	4,184	4,683
Income (loss) before income tax expense	(689)	875	(3,270)	(4,013)
Income tax expense (benefit)	15	53	74	218
Net income (loss)	$(704)	$822	$(3,344)	$(4,231)
Net income (loss) per share- basic	$(6.72)	$5.32	$(26.43)	$(33.17)
Net income (loss) per share- diluted	$(6.72)	$5.32	$(26.43)	$(33.17)

Basic net income per common share is calculated by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net income and common shares outstanding are adjusted to assume the conversion of the preferred stock if conversion is deemed dilutive. For all periods presented, the assumption of the conversion would have been antidilutive.

Note 26   Subsequent events
In February 2012, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend of $117,987 on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program.
In addition, the Corporation deferred its regularly scheduled quarterly interest payment of $31,751 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II.
The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Accordingly, dividends on the remaining series of preferred stock that were payable in February 2012 were not paid.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
City National Bancshares Corporation:
We have audited the accompanying consolidated balance sheets of City National Bancshares Corporation and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Bancshares Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
Short Hills, New Jersey
May 25, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants during 2011.

Item 9a.	Controls and Procedures
(a) Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a – 13(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation’s periodic reports filed with the SEC. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.
(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Consent Order with the OCC.
(c)Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management has conducted an evaluation of the effectiveness of the Corporation’s control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that as of December 31, 2011, due to continued errors in the impairment analyses performed for the ALLL calculation, the failure of management to review at a level of precision to identify misstatements in the allowance calculation, and management’s failure to comply with articles in the Consent Order surrounding the allowance for loan losses, a material weakness exists in the preparation and review of the allowance for loan loss calculation.
Additionally, a material weakness was identified related to financial reporting due to the failure of management to review at a level of precision to identify misstatements in the financial statements and related footnote disclosures.
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

Item  9B.  Other Information
(a) Defaults Upon Senior Securities
Since the first quarter of 2010, City National Bancshares Corporation has deferred the payment of its regular quarterly cash dividends in the amount of $117,987 on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. As of the end of 2011, an aggregate of $943,900 in its Series G dividends had been deferred. The Corporation has also deferred its regularly scheduled quarterly interest payments on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”), as permitted by the terms of such debentures. As of the last day of 2011, a total of $252,818 in interest under such debentures were deferred.
In addition, dividends on all other series of the Corporation’s preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G Preferred is outstanding, without the consent of the holder of the Series G Preferred.

Series	Total Deferred through December 31,2011
A	$12,000
C	2,160
D	53,300
E	147,000
F	1,194,550

(b) Departure of Executive Officer
On March 1, 2011, Louis E. Prezeau retired as President and CEO.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Name of Director	Age	Director Since	Term Ends	Principal Occupations
Alfonso L. Carney, Jr.	63	2010	2013	Chairman of the Board, Dormitory Authority of the State of New York and New Jersey; Principal, Rockwood Partners, LLC (providers of medical and legal consulting services)
Eugene Giscombe	71	1991	2014	President, Giscombe Realty, LLC (real estate brokerage, leasing and management firm); President, 103 East 125th Street Corporation (real estate holding company)
Preston D. Pinkett, III	49	2010	2012	President and Chief Executive Officer, City National Bank of New Jersey and City National Bancshares Corporation (effective March 1, 2011)
Louis E. Prezeau	69	1989	2014	Retired President and Chief Executive Officer, City National Bank of New Jersey and City National Bancshares Corporation
Lemar C. Whigham	68	1989	2013	President, L & W Enterprises (vending machine operations)
H. O'Neil Williams	65	2009	2012	Retired Managing Partner, Mitchell & Titus, LLP (CPA Firm)

Alfonso L. Carney, Jr. has been Chairman of the Dormitory Authority of the State New York (DASNY) which provides low-cost capital financing and manages public construction projects since May 2009. Mr. Carney is also a member of the Water Board of the City of New York. Since 2005, Mr. Carney has also been a principal in Rockwood Partners LLC, a medical and legal consulting firm. For the prior 30 years, he held senior legal and executive positions at major organizations and their affiliates, including Goldman Sachs Foundation, Altria Group, Inc., Philip Morris Companies, and Kraft Foods. From 2008 to the present, Mr. Carney has served as a trustee of Trinity College, Riverdale Country School, the University of Virginia School of Law Foundation, The Thomas Jefferson Foundation, and Veritas, Inc. He is an attorney with broad experience in the fields of corporate governance, social responsibility, compliance, technology and government relations, which are qualifications that make him desirable for Board membership.
Eugene Giscombe has been President of Giscombe Realty Group, LLC, a commercial real estate brokerage, leasing and management firm located in New York City since 1972, as well as President of 103 East 125th Street Corporation, a commercial real estate holding company also located in New York City since 1979, and a member of TAP TAP LLC, a commercial real estate holding company also located in New York City. Mr. Giscombe's firm has provided real estate services to major banks and insurance companies for a period of 38 years. Mr. Giscombe currently serves as a director of the YMCA of Greater New York, Greater Harlem Nursing Home and formerly chaired the 125th Street Business Improvement District. Mr. Giscombe has served on several committees of the Real Estate Board of New York Inc. Mr. Giscombe's extensive experience in commercial real estate in the Bank's market area provides extensive insight into the management of the Bank's commercial real estate loan portfolio. Mr. Giscombe has been Chairman of our Board of Directors since May 1997.

Preston D. Pinkett, III has been serving as the President and Chief Executive Officer of the Bank and the Corporation since March 1, 2011. Prior to his employment at the Bank he was a Vice President at Prudential Financial Corporation since September 2007. Prior to his employment at Prudential, Mr. Pinkett had been the Senior Vice President at New Jersey Economic Development Authority (“NJEDA”) from 2003 to 2007. Prior to his employment at the NJEDA, Mr. Pinkett served as a Senior Vice President of PNC Bank where he managed a network of retail branches serving disinvested neighborhoods throughout New Jersey and Pennsylvania from 1995 to 2003. Prior to his employment at PNC Bank, Mr. Pinkett served as Senior Vice President of Chemical Bank, New Jersey, where he managed its community development activities within New Jersey from 1988 to 1995. Mr. Pinkett also serves on the board of University Ventures, Inc. a specialized small business investment company, Montclair State University, the National Bankers Association, Global Impact Investment Network, Gate Impact, LLC and Cityworks. He also services as Vice Chairperson of the Geraldine R. Dodge Foundation. Mr. Pinkett has developed a strong reputation as a creative, socially-conscious lender in many of the same communities currently served by the Bank, which are qualifications that make him desirable for Board membership.

Louis E. Prezeau has been the President and Chief Executive Officer of the Corporation and the Bank, serving in those capacities since 1989 until his retirement, effective March 1, 2011. He also serves on the boards of the Bank and the Corporation and boards of several nonprofit organizations located in the Bank's market area. Mr. Prezeau's direct experience in managing the operations and employees of the Bank provides the Board of Directors with insight into its operations, and his position on the Board of Directors provides a clear and direct channel of communication from senior management to the full Board and alignment on corporate strategy.

Lemar C. Whigham has been Secretary of the Board of the Corporation and the Bank, serving in this capacity since 1989. Mr. Whigham has also been President and owner of L&W Enterprises since May 1992, a company that places vending machines in small businesses in Newark, New Jersey, and surrounding areas, where Mr. Whigham has significant community ties near the Bank's locations. He was also the Chairman and Commissioner of the Parking Authority of the City of Newark, New Jersey from 2004 to 2008. Mr. Whigham has also been a New Jersey licensed funeral director since 1967. This knowledge provides him with valuable insights, particularly into portfolio loans and customer relationships in the Newark area. He is also the son of the founder of the Bank.
H. O'Neil Williams was a managing partner with the CPA firm of Mitchell & Titus, a member firm of Ernst & Young Global Limited, from 1981 until 2010. He is a CPA with over 35 years of diversified auditing and financial accounting experience with extensive insight into the financial aspects of the financial services industry. He currently serves as a trustee of on the New Jersey Teachers Pension and annuity Fund and on the board of the Cerebral Palsy of New Jersey. Mr. Williams has been designated as our audit committee “financial expert.”
Executive Officers
Listed below is certain information concerning the current executive officers of the Corporation.

Name	Age	In Office Since	Office and Business Experience
Preston D. Pinkett III	49	2011	President and Chief Executive Officer, City National Bancshares Corporation and City National Bank of New Jersey
Edward R. Wright	66	1994
Senior Vice President and Chief Financial Officer, City National Bancshares Corporation and City National Bank of New Jersey; Partner, Tap Tap LLC and Tap Tap Investments; 1978-1994, Executive Vice President and Chief Financial Officer, Rock Financial Corporation

Raul Oseguera	46	1990	Senior Vice President, City National Bank of New Jersey; Assistant Secretary, City National Bancshares Corporation
Walter T. Bond	54	11/2011	Senior Vice President and Chief Administration Officer, City National Bank of New Jersey; 2002-2011, Manager, The Bond Consulting Group
Carlton R. West	49	10/2011
Senior Vice President and Chief Information Officer, City National Bank of New Jersey; 2010-2011, Manager, New Trend Consulting; 2008-2010, Senior Vice President and Chief Information and Operations Officer, Orion Bank; 2005-2008, Chief Information Officer, Boca Developers/In Touch Communications

Corporate Governance

General
Our business and affairs are managed under the direction of the Board of Directors. Board members are kept informed of our business by participating in meetings of the Board and its committees and through discussions with corporate officers. All members also served as members of our subsidiary bank, City National Bank of New Jersey, during 2011. It is our policy that all directors attend the annual meeting, absent extenuating circumstances. All members of the Board attended the 2011 annual meeting.
Meetings of the Board of Directors and Committees
During 2011, the Board of Directors held ten meetings. A quorum was present at all meetings and no director attended fewer than 75% of the meetings held by the Board and committees of which such director was a member.
All of our directors are also directors of the Bank. Regular meetings of our and the Bank's Boards of Directors are held monthly. Additional meetings are held when deemed necessary. In addition to meeting as a group to review our business, certain members of the Board also serve on certain standing committees of the Bank's Board of Directors. These committees, which are described below, serve similar functions for the Corporation.
Because of the relatively small size of our Board, there is no standing Nominating Committee or nominating committee charter. The individual members of the entire Board, exclusive of interested directors, make the specific recommendations for Board nominees. Qualifications for prospective directors are reviewed by the entire Board. Messrs. Prezeau and Pinkett would not be considered independent under relevant SEC and NASDAQ rules.
The Board has not formulated specific criteria for nominees, but it considers qualifications that include, but are not limited to, ability to serve, conflicts of interest, and other relevant factors. In consideration of the fiduciary requirements of a Board member, and our relationship and our subsidiaries' relationship to the communities they serve, the Committee places emphasis on character, ethics, financial stability, business acumen, and community involvement among other criteria it may consider. In addition, as a bank holding company, we are regulated by the Federal Reserve Board (“FRB”) and the Bank, as a national banking association, is regulated by the Office of the Comptroller of the Currency (“OCC”). Directors and director-nominees are subject to various laws and regulations pertaining to bank holding companies and national banks, including a minimum stock ownership requirement. The Board may consider recommendations from shareholders nominated in accordance with our bylaws by submitting such nominations to the President of the Corporation and the Bank, the Office of the Comptroller of the Currency and the Federal Reserve. For additional information regarding the requirements for shareholder nominations of director nominees, see the Corporation's by-laws, copies of which are available upon request. We have not paid a third party to assist in identifying, evaluating, or otherwise assisting in the nomination process. The Board of Directors does not have a policy regarding diversity in identifying nominees for director.
The Audit and Examining Committee reviews significant auditing and accounting matters, the adequacy of the system of internal controls and examination reports of the internal auditor, regulatory agencies and independent public accountants. Messrs. Carney, Williams and Whigham currently serve as members of the Committee. Ms. Barbara Bell Coleman served on the Committee in 2011 until her resignation on June 30, 2011. Mr. Williams serves as Chairperson of the Committee. All directors currently on the Audit and Examining Committee are and Ms. Coleman was considered independent under SEC and NASDAQ rules applicable to audit committees. Mr. Williams is our audit committee financial expert. The Committee met four times during 2011.
The Audit and Examining Committee operates pursuant to a charter, which gives the Committee the authority and responsibility for the appointment, retention, compensation and oversight of the Corporation's independent registered public accounting firm, including pre-approval of all audit and non-audit services to be performed by our independent registered public accounting firm (See “Item 14 Principal Accountant Fees and Services”). The Audit and Examining Committee acts as an intermediary between the independent auditor and the Corporation and reviews the reports of the independent auditor. A copy of the charter may be accessed on our website located at www.citynatbank.com by clicking on the “Security & Disclosures” link at the bottom of the web site.
The Loan and Discount Committee reviews all (a) loan policy changes, (b) requests for policy exceptions, and (c) loans approved by management. Messrs. Carney, Pinkett, Prezeau, Williams, and Whigham currently serve as members of the Committee. Mr. Giscombe serves as Chairperson of this Committee. The Committee met 12 times during 2011. Ms. Coleman served on the Committee in 2011 until her resignation on June 30, 2011.
The Investment Committee reviews overall interest rate risk management and all investment policy changes, along with purchases and sales of investments. Messrs. Carney, Pinkett, Prezeau and Williams currently serve as members of this Committee. Mr. Prezeau serves as Chairperson of this Committee. The Committee met four times during 2011.
The Personnel/Director and Management Review Committee oversees personnel matters and reviews director and executive officer compensation, and serves as the “Compensation Committee.” Messrs. Carney and Williams currently serve as members of the Committee. Mr. Carney serves as Chairperson of the Committee. Ms. Coleman served as Chairperson of the Committee in 2011 until her resignation on June 30, 2011. This Committee addresses issues related to attracting, retaining, and measuring employee performance. The Committee recommends to the Board of Directors the annual salary levels and any bonuses to be paid to all Corporation and Bank executive officers. The Committee also makes recommendations regarding other compensation related matters. The Committee has not delegated this authority. The Committee has not historically engaged consultants, although the Committee continued its 2010 engagement of the services of an independent executive compensation consultant, I.F.M. Group, Inc., to assist it in carrying out certain responsibilities with respect to executive and employee compensation. Such consultant has provided no other services. In addition, the Committee requested Sandler O'Neil Partners, who has been engaged to assist us with matters relating to capital raising, to provide assistance in valuing shares of our common stock that are being issued to Mr. Pinkett pursuant to his November 2011 employment agreement. The Committee has a charter, which may be accessed on our website located at www.citynatbank.com by clicking on the “Security & Disclosures” link at the bottom of the web site.
The executive officers do not play a role in the compensation process, except for the former chief executive officer Mr. Prezeau, who during his tenure in office presented information regarding the other executive officers to the Committee for its consideration, but he was not present while the Committee deliberated on his compensation package. All members of the Committee are independent (and Ms. Coleman was independent when she served) under NASDAQ independence standards. The Committee met four times during 2011. See “Item 11 Executive Compensation-- Compensation Discussion and Analysis” for more information regarding the role of this Committee. Notwithstanding the foregoing, for purposes of making the assessments and reviews required to comply with TARP (as defined below), the entire Board carries out the duties and functions of a compensation committee under TARP.
The Compliance Committee was formed as a result of the Formal Agreement, dated June 29, 2009 (the “Agreement”), between the OCC and the Bank, to oversee compliance with the terms of the Agreement and the Consent Order, dated December 22, 2010, between the OCC and the Bank. The entire Board serves as the Compliance Committee. Ms. Coleman served on the Committee in 2011 until her resignation from the Board. Director Williams chairs this Committee. The Committee held eighteen meetings during 2011.
As Chairman of the Board, Mr. Giscombe currently serves on all committees, with the exception of the Audit and Examining Committee.
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
Board's Role in Risk Assessment
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
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any persons owning ten percent or more of our common stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that our executive officers and directors, and any persons owning ten percent or more of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2011, with the exception that (i) a Form 4 was not timely filed with respect to one transaction for Mr. Carney, (ii) separate Form 4s were not timely filed with respect to Mr. Pinkett's acquisition of 667 shares in connection with his initial employment agreement and 20,000 shares (which will vest ratably during the term of his current employment agreement) in connection with his current employment agreement, and (iii) separate Form 3s were not timely filed with respect to Messrs. Bond and West's employment as senior executive officers.

Item 11.  Executive Compensation

Compensation Discussion and Analysis
The Board of Directors, through its Personnel/Director and Management Review Committee, is responsible for establishing and monitoring compensation levels. The primary factors that affect compensation are our operating results, the individual's job performance and peer group compensation comparisons. The key components of executive compensation are base salary and annual bonuses, which are performance based, and retirement and welfare benefits, which are non-performance based. The Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities, although no such factor is assigned a quantitative weighting. Because a substantial majority (99.2%) of our stockholders approved the compensation program described in our proxy statement in 2011, the Committee did not implement changes to our executive compensation program as a result of the stockholder advisory vote.
Salary
The primary factors that affect the compensation of Messrs. Pinkett, Prezeau, Wright and Oseguera (the “named executive officers”) are the responsibilities of the position, the individual's job performance, our operating results and peer group compensation comparisons. Salary levels are reviewed annually and adjustments are made in the year following the year being reviewed.
Cash Bonus
As a recipient of TARP funds that have not been repaid, the Corporation may no longer pay a bonus to the President and CEO. Cash bonuses for other named executive officers are based on their job performances, the performance of their particular areas of responsibility and the overall performance of the Corporation compared to budgeted projections.
Non-performance Based Compensation Elements
The Corporation maintains a supplemental employee retirement plan (the “SERP”) implemented by salary continuation agreements with all of our named executive officers other than Mr. Pinkett. This provides benefits upon retirement, death and change of control. This part of our compensation package encourages executives to remain employed by us for the long term. However, the SERP was terminated and the accrued benefits frozen as of June 30, 2010. See “Item 11 Executive Compensation-Supplemental Executive Retirement Plan,” below.
TARP/CPP Executive Compensation Compliance and Restrictions
As part of our participation in the Capital Purchase Program (“CPP”) of the Troubled Assets Relief Program (“TARP”) and our acceptance of a $9.4 million investment from the U.S. Treasury Department (“Treasury”) in April 2009, we agreed to adhere to several restrictions relative to compensation for our five senior executive officers (“SEOs”), which include the executives listed in our Summary Compensation Table below during the time in which the Treasury holds any equity or debt securities of the Corporation acquired through the CPP. At the time of our acceptance into the CPP, the restrictions and requirements included:

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
In February 2009, TARP was amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Treasury issued final interim rules on June 15, 2009 to implement the ARRA standards. Such amendments further restrict our ability to pay executive compensation. Specifically, under such prohibitions, since we received less than $25 million of financial assistance, we are prohibited from paying or accruing any bonus, retention award, or incentive compensation to our most highly-compensated employee during the period that we have an outstanding obligation to the Treasury arising from the financial assistance provided under CPP. This restriction continues until repayment of the Treasury's investment. This restriction does not apply to payment of a portion of salary in stock. This restriction also does not apply to our issuance of incentive compensation in the form of restricted stock to our most highly-compensated employee so long as such restricted stock: (i) does not fully vest during the CPP obligation period; (ii) has a value no greater than one-third of the total amount of “annual compensation” of the executive receiving the restricted stock; and (iii) is subject to such other terms as the Treasury determines to be in the public interest. No restricted stock was awarded or issued in 2011 other than as part of salary.
In addition, the new legislation expands the prohibition against paying golden parachute payments by defining a golden parachute payment as any payment to an SEO or any of the next five most highly compensated employees for departure from the Corporation for any reason, except for payments for (a) services performed or benefits accrued, (b) death and disability and/or (c) qualified plans. Accordingly, for as long as we participate in the CPP, our SEOs will not be entitled to any payments upon departure from us other than payments for (i) services performed or which were accrued at the time of departure, (ii) death and disability at the time of such death or disability, and/or (c) pursuant to qualified plans at the time of departure. Regulatory guidance has not yet been issued on the restrictions set forth in the new legislation. Such guidance, when issued, may change the manner in which such restrictions are applied. The Corporation believes this would restrict its ability to make change of control payments under the Director's Retirement Plan (as defined below) with respect to executive officers that are also directors and the SERP.
Pinkett Compensation and Employment Agreement
Effective March 1, 2011, the Bank and the Corporation entered into an employment agreement, as amended (the “Original Agreement”), with Mr. Pinkett to serve as the President and Chief Executive Officer of both entities. The Original Agreement was for a term of six months. Under the Original Agreement, Mr. Pinkett received a salary of $150,000 consisting of $125,000 in cash and 667 shares of the Corporation's common stock, valued at $37.50 per share or $25,000 in the aggregate.
On October 31, 2011, the Bank and the Company entered into a new one year employment agreement (the “Current Agreement”) effective as of November 1, 2011 with Mr. Pinkett to serve as President and Chief Executive Officer at an annual salary of $395,000 per year, consisting of $335,000 in cash and $60,000 in stock (20,000 shares of common stock valued at $3.00 each). Mr. Pinkett is also entitled to a $1,200 per month auto allowance.
In the Current Agreement, Mr. Pinkett has agreed that following (i) voluntary termination by him of his employment for any reason other than as a result of a material breach of his employment agreement by us, (ii) termination of his employment by us for cause, or (iii) expiration of his employment agreement as a result of his failure to accept our offer of a renewal of the employment agreement, he will not compete with us or any of our affiliates for a period of one (1) year following such termination within a 30 mile radius from the Bank's main office located at 900 Broad Street, Newark, New Jersey or within a three mile radius from the location of any branch of the Bank existing as of the date of such termination.
In addition, the Current Agreement provides that its terms are subject to the laws, rules, and guidance of the U.S. Department of Treasury's Troubled Asset Relief (“TARP”) Program Capital Purchase Program and that until we are no longer a participant in and subject to the TARP Capital Purchase Program rules and guidance the Board of Directors of the Bank and CNBC (collectively, the “Board”) can unilaterally and without Mr. Pinkett's consent amend any of the provisions of his Current Agreement, including, but not limited to, reducing the amount of compensation and benefits provided therein, if in the Board's sole judgment the modification is necessary to comply with the mandatory application of the U.S. Department of Treasury's rules and guidance governing executive compensation of participants of the TARP Capital Purchase Program.
In connection with the Original Agreement, Mr. Pinkett was required to execute a waiver, which remains in effect, disclaiming any rights to payment of a bonus as well as any severance or change of control benefits, if any, for as long as the TARP preferred stock is outstanding.
Mr. Pinkett is also entitled to fringe, medical, health and life insurance benefits comparable to those received by other full-time Bank employees. Mr. Pinkett is currently eligible to participate in the Bank's 401(k) plan.
Mr. Prezeau

Prezeau Employment Agreement
On May 18, 2010, the Corporation and Bank entered into an employment agreement with Mr. Prezeau (the “Agreement”) to serve as the President and Chief Executive Officer of both entities. The Agreement was for a term of one year and was scheduled to automatically renew for successive one-year terms unless six months notice was given prior to the expiration of the Agreement. Under the Agreement, Mr. Prezeau was entitled to an annual salary of $268,000, which could be increased annually at the discretion of the Board.

Upon termination of the Agreement with or without cause, or upon death or disability, Mr. Prezeau was entitled to receive accrued and unpaid salary and benefits thereunder as of such termination date. In addition, solely upon (a) death while employed, we were required to continue health benefits for Mr. Prezeau's family members for one year after death, and (b) disability, we were required to provide long-term disability benefits for Mr. Prezeau, including an additional long-term disability policy providing a disability benefit of an amount equal to two-thirds of Mr. Prezeau's annual base salary in effect at the time of disability.

Mr. Prezeau was also entitled to fringe, medical, health and life insurance benefits, including life insurance for an amount of up to three times his base salary then in effect and a $1,200 per month car allowance.

Mr. Prezeau retired effective as of March 1, 2011.

Prezeau Trust Agreement
In the past, Mr. Prezeau has deferred portions of his salary under a deferred compensation arrangement (often called a “rabbi trust arrangement”) set up by the Corporation.  All deferrals of Mr. Prezeau's salary were deposited by us into a trust (the "Trust") established for Mr. Prezeau's benefit pursuant to an irrevocable trust agreement (the "Trust Agreement”)   The assets of the trust were paid to Mr. Prezeau after termination of his employment.
Messrs. Wright and Oseguera
Other named executive officers are not parties to employment agreements with the Corporation. Messrs. Wright and Oseguera receive annual salaries of $131,500 and $130,000, and monthly automobile allowances of $333 and $250, respectively. The Corporation also makes 401(k) contributions on their behalf. They also receive medical and dental benefits and participate in the SERP.
Supplemental Employee Retirement Plan
Certain executive officers participate in the SERP. Upon reaching normal retirement age of 65 while employed by us (“normal retirement”), executives will receive a lump sum payment based on an annual benefit equal to 40% of the annual base salary received by the executive during the last complete fiscal year of his or her service as an employee (the “normal retirement benefit”) except in the case of Mr. Prezeau, who will receive 60%. If the executive dies while in our active service, the beneficiary of the executive will receive an amount equal to the greater of that part of the normal retirement benefit accrued by us for the executive as of the date of the executive's death or the projected retirement benefit calculated based on the executive's age and other assumptions regarding increases in base salary. This death benefit is payable to the beneficiary in equal monthly installments over 15 years.
If the executive's employment with us is terminated for any reason (other than death) between the age of 60 and 65 (“early retirement”), the executive shall receive the same benefit payable over the same period of time multiplied by a fraction the numerator of which is the executive's years of service prior to termination of employment and the denominator of which is the years of service the executive would have had if the executive's employment terminated when he was 65.
Upon a change in control of the Corporation (which is defined in the SERP as a change in the ownership or effective control of the Corporation, as defined in Internal Revenue Code Section 409A) followed at any time during the succeeding 12 months by a cessation in the executive's employment for reasons other than death, disability or retirement, the executive shall receive (the “change of control benefit”) a lump sum payment equal to the present value of the stream of payments the executive would have received had he qualified for the normal retirement benefit.
If an executive's employment with us is terminated for cause (as defined in the SERP) an executive is not entitled to any benefit under the SERP.
Under the SERP, an executive will receive only one of the normal retirement benefit, the early retirement benefit or the change of control benefit.
Under TARP, certain payments (that relate to unvested benefits to be received such as a result of a change of control) under the SERP are prohibited, see “Item 11 Executive Compensation--TARP/CPP Executive Compensation Compliance and Restrictions”, above. Messrs. Pinkett, Wright and Oseguera have waived any rights to prohibited payments under TARP.
We terminated the SERP as of June 30, 2010, at which time all accrued benefits as of such date were frozen.
Other Benefits and Perquisites

Executive officers are eligible to participate (as are all officers and employees who meet service requirements under the several plans) in other components of the benefit package described below.

•	401(k) plan;

•	Medical and dental health insurance plans; and

•	Life insurance plans.

We also provide automobile allowances to certain executive officers. No individual named executive officer received a total value of perquisites in excess of $25,000 during 2011. Additional details on perquisites are provided in the Summary Compensation Table included in this Annual Report on Form 10-K. We view certain perquisites as being beneficial to the Corporation and the Bank, in addition to being directly compensatory to the executive officers. In addition, these perquisites, as a minor expense to the Company and the Bank, provide a useful benefit in our efforts to recruit, attract and retain top executive talent.

Executive Compensation Tables

Summary Compensation Table

The following table summarizes compensation in 2011 for services to the Corporation and the Bank paid to the Chief Executive Officers, Chief Financial Officer and to the only other two executive officers of the Corporation whose compensation exceeded $100,000 (“named executive officers”).

Name and Principal Position	Year	Salary		Stock Awards ($)		Change in Pension Value and Non- Qualified Deferred Compensation Earnings		All Other Compensation		Total
Preston D. Pinkett, III, President and Chief Executive Officer, City National Bancshares Corporation and City National Bank of New Jersey	2011	$218,519	(2)	$85,013	(2)	—		$—	(2)	$303,532
Louis E. Prezeau President and Chief Executive Officer, City National Bancshares Corporation and City National Bank of New Jersey (retired March 1, 2011)	2009	$268,000		—		$44,247	(6)	$42,404	(3)	$354,651
	2010	$268,000		—		$83,205	(6)	$49,178	(3)	$400,383
	2011	$90,728	(7)	—		$1,759	(6)	$2,164	(3)	$94,651
Edward R. Wright Senior Vice President and Chief Financial Officer, City National Bancshares Corporation and City National Bank of New Jersey	2009	131,500		—		$68,928	(1)	$9,944	(4)	$210,370
	2010	$131,500		—		$36,772	(1)	$9,944	(4)	$178,216
	2011	$131,500		—		$—	(1)	$9,944	(4)	$141,444
Raul Oseguera Senior Vice President, City National of Bank New Jersey and Assistant Secretary of City National Bancshares Corporation	2009	$111,500		—		$22,609	(1)	$6,345	(5)	$140,454
	2010	$125,730		—		$13,759	(1)	$6,772	(5)	$146,261
	2011	$133,000		—		$—	(1)	$6,990	(5)	$139,990

(1)
Represents the change in the net present value of benefits from the taking into consideration each executive's age, an interest rate discount factor and their remaining time until retirement (“Change in Pension Value”) with respect to the SERP.

(2)
All amounts reported in the “stock awards” column were an integral part of salary which had a cash component and stock component. The cash component is reported in the salary column and the stock component is reported under “stock awards.” Amounts reported in the “stock awards” column includes 667 shares valued at $37.50 per share for the period from March 1, 2011 through August 31, 2011 and 20,000 shares valued at $3.00 per share issued or to be issued for the period from November 1, 2011 through October 31, 2012. Mr. Pinkett received no compensation for services as a director in 2011.

(3)
Includes payments made under our profit sharing plan of $8,040, $8,040 and $2,164 in 2009, 2010, and 2011, respectively. Also includes $10,164, $11,988 and $0 in 2009, 2010 and 2011 representing Mr. Prezeau's use of a Bank-leased automobile in such years. Includes Director Fees paid in cash of $24,200, and $29,150 in 2009 and 2010, respectively. Also includes contributions to a trust created pursuant to a Trust Agreement (see section below titled “Prezeau Trust Agreement”) of $6,694, $0 and $0 in 2009, 2010 and 2011, respectively, to reimburse the trust for payment of life insurance premiums on the life of Mr. Prezeau. Does not include $1,464,955 paid under the SERP or $85,000 withdrawn by Mr. Prezeau from the aforementioned trust in 2011. Mr. Prezeau received no compensation for services as a director in 2011.

(4)
Includes payments made under our profit sharing plan of $$3,944, $3,944 and $3,944 in 2009, 2010 and 2011, respectively, and automobile allowance payments of $6,000, $6,000 and $6,000 in 2009, 2010 and 2011, respectively.

(5)
Includes payments made under our profit sharing plan of $3,345, $3,772 and $3,990 in 2009, 2010, and 2011, respectively, and automobile allowance payments of $3,000, $3,000 and $3,000, in 2009 2010 and 2011, respectively.

(6)
Includes Changes in Pension Value of $1,716, $9,991 and $0 in 2009, 2010 and 2011, respectively, from the Director's Retirement Plan, Changes in Pension Value of $24,471, $73,214 and $0 in 2009, 2010 and 2011, respectively, from the SERP and $18,080 and $1,759 of the above market return from the trust created pursuant to the Trust Agreement in 2009, and 2011, respectively. There was no above market return for such trust in 2010.

(7)	Includes amounts for unused 2011 vacation that Mr. Prezeau received upon retirement

Pension Benefits Table
The following table provides information for the named executive officers for the year ended December 31, 2011

Name	Plan name	Number of Years of Credited Service	Present Value of Accumulated Benefits (Accrued 12-31-11)	Payments During Last Fiscal Year
Preston D. Pinkett, III	—	—	—	—
Louis E. Prezeau(1)	SERP	21	—	$1,464,955
Louis E. Prezeau(2)	Director's Retirement	21	$64,102	—
Edward R. Wright (3)	SERP	16	$450,001	—
Raul Oseguera	SERP	20	$84,457	—

(1)	Mr. Prezeau received a lump sum-payment of $1,465,000 on his retirement date of March 1, 2011. See “Item 11 Executive Compensation--Supplemental Employee Retirement Plan.”

(2)	Mr. Prezeau is currently eligible for normal retirement under the Director's Retirement Plan. See “Item 11 Executive Compensation-Director Compensation--Director's Retirement Plan.”

(1)	Mr. Wright is currently eligible for normal retirement under the SERP. See “Item 11 Executive Compensation-- Supplemental Employee Retirement Plan.”

Grants of Plan Based Awards in 2011

The following table presents information regarding the grant of awards made to Mr. Pinkett, the only named executive officer to receive such awards under his employment agreements in 2011. All stock was issued to Mr. Pinkett under his employment agreements that mandated that part of his salary consist of cash and part of his salary consist of stock.

Grants of Plan-Based Awards

Name	Grant Date	All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards

Preston D. Pinkett, III	3/1/2011 11/1/2011	667 20,000	$25,013 $60,000
Louis E. Prezeau	—	—	—
Edward R. Wright	—	—	—
Raul Oseguera	—	—	—

Option Exercises and Stock Vested in 2011

The following table presents information regarding the vesting of awards made to a 2011 named executive officer that occurred in our last completed fiscal year

Option Exercises and Stock Vested In Fiscal Year 2011

	Option awards		Stock awards
Name	Number of shares acquired on exercise	Value realized on exercise($)	Number of Shares Vested (#)	Value Realized on Vesting ($)(1)
Preston D. Pinkett, III	—	—	4,009	$23,533
Louis E. Prezeau	—	—	—	—
Edward R. Wright	—	—	—	—
Raul Oseguera	—	—	—	—

(1)
The shares are not traded on the market. Shares have been valued at $3.00 per share for the 3,342 shares granted at November 1, 2011 that vested in 2011. For the 667 shares granted at March 1, 2011 we have used an average value of $20.25, as we assumed that the shares declined in value from $37.50 to $3 over the six month course of issuance.

Outstanding Equity Awards at 2011 Year End

The following table presents information regarding outstanding stock awards at December 31, 2011 for each of the 2011 named executive officers who has such awards outstanding:

Outstanding Equity Awards at 2011 Year-End

Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Preston D. Pinkett, III	16,658	49,974(1)
Louis E. Prezeau	—	—
Edward R. Wright	—	—
Raul Oseguera	—	—

(1) Based on $3 per share valuation
Payments upon Separation of Service and Change of Control
The following table sets forth the severance amounts and benefits that would be paid to each of our named executive officers if employment with the Bank had been terminated on December 31, 2011, except Mr. Prezeau's amounts include amounts actually paid (as opposed to estimated) to Mr. Prezeau as a result of his retirement.

Name	Retirement	Dismissal Without Cause (No Change in Control)	Termination for Cause	Payments Upon a Change-in‑ Control		Death
Preston D. Pinkett III	—	—	—	—		$530,000(1)
Louis Prezeau	$1,464,955 (2)	—	—	—		—
Edward R. Wright	$450,001(3)	$450,001(4)	—	—	(4)	$713,001(1)
Raul Oseguera	—	—	—	—		$344,457(1)

(1)
Includes life insurance of $530,000, $263,000 and $260,000 for Messrs. Pinkett, Wright and Oseguera. Messrs. Wright's and Oseguera's figures also include the value of their SERP benefit of $450,001 and $84,457, respectively.

(2)
Mr. Prezeau retired on March 1, 2011. Entry represents withdrawal from SERP of $1,464,955 but does not include payment for unused 2011 vacation which is included in salary in the Summary Compensation Table.

(3)Mr. Wright has reached normal retirement age.

(4)
Gives effect to TARP's elimination of change-in-control payments. All executive officers have executed waivers disclaiming rights to payments prohibited by TARP. All payments represent payments from the SERP.

Non-Qualified Deferred Compensation Table

The following table lists certain information with respect to the Trust Agreement established with respect to Mr. Prezeau:

Name	Executive contributions in 2011 ($)	Registrant contributions in 2011 ($)	Aggregate earnings in 2011 ($)	Aggregate withdrawals/distributions in 2011 ($)	Aggregate balance at 2011 year end ($)
Louis E. Prezeau	$—	$—	6,753	109,235(1)	$133,731
(1) Includes $85,000 in withdrawals, $24,151 in insurance premiums and $84 in other charges.
Director Compensation
The following describes the provisions of our Director compensation plan. Under the plan, each of our directors receives an annual retainer of $4,000 (with the exception of Messrs. Carney and Pinkett with respect to such retainer), and a $600 fee for each board meeting attended except for the chairperson, who receives $700, and the secretary, who receives $650. Committee chairpersons receive $350 for each meeting attended other than the chairperson of the Loan and Discount Committee who receives

$400 per meeting. Other committee members receive $300 for each meeting attended. Directors are eligible to receive bonuses based on our overall earnings performance for the previous fiscal year as determined by our chief executive officer. Directors received no fees or other compensation under the plan in 2011 as stipulated by the Consent Order.
Director's Retirement Plan
Effective January 1, 1997, we instituted a director retirement plan (“Director's Retirement Plan”). Under this plan, a director who attains the age of at least 65 and has completed five years of service on the Board, shall receive a lump sum benefit equal to 50% of the aggregate amount of the director's fees paid to such director during the then last full fiscal year of the Corporation (the “normal retirement benefit”). If the director ceases service on the Board prior to attaining the age of 65 but after completing at least five years of service on the Board, the director shall receive an annual benefit equal to the normal retirement benefit payable over the same period of time multiplied by a fraction the numerator of which is the director's years of service prior to termination of employment and the denominator of which is the years of service the director would have had the director remained employed until age 65.
Upon a change in control of the Corporation (which is defined in the director retirement plan as the acquisition by a non-affiliate of the Corporation of 30% or more of our outstanding common stock which is followed by (a) the termination of a director for any reason, or (b) the failure of such director to be elected, for whatever reason, for an immediately succeeding term upon the natural expiration of his/her term) followed by a termination of the director's status as a member of the Board for any reason or a failure for whatever reason for the director to be nominated and elected to an immediately succeeding term, the director shall receive a benefit equal to the present value (discounted at the rate of 4%) of a theoretical series of 120 monthly payments, with each payment equal to 1/12 of the normal retirement benefit without regard as to whether the director otherwise qualified for the normal retirement benefit.
If a director dies while in active service on the Board, the designated beneficiary of such director shall receive the greater of the normal retirement benefit accrued by us for such director as of the date of such director's death or the normal retirement benefit described above.
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
Director Compensation Table
Messrs Pinkett, Giscombe, Williams, Whigham, Carney and Prezeau and Ms. Coleman served as directors in 2011. There was no reportable compensation to any person who served as director in 2011 , and as a result the Director Compensation Table is omitted. Compensation for Messrs. Pinkett and Prezeau for their service as officer is set forth in the Summary Compensation Table.

Compensation Committee Report
A discussion of the principles, objectives, components, analyses and determinations of the Personnel/Director and Management Review Committee with respect to executive compensation is included in the Compensation Discussion and Analysis above. The Compensation Discussion and Analysis also includes commentary with respect to the Committee's review of officer and employee compensation plans and more specifically any features of those places that may encourage employees to take unnecessary and excessive risks. None of the plans identified is of a nature or magnitude that could be expected reasonably to encourage any employee, particularly executives, to take any unnecessary and/or excessive risk. In fact our supplemental employee retirement plan, prior to termination, encouraged employees to stay with the Corporation for the long term. The specific decisions of the Committee regarding the compensation of the named executive officers are reflected in the compensation tables and narrative above that follow the Compensation Discussions and Analysis.
In 2011, no incentive compensation was paid to any employee. Salaries remained constant for fiscal year 2011, with the exception of the salary approved by the Committee for the CEO. That salary, discussed in greater detail above, consisted of both cash and common stock, as reflected in the tables above. Because the Corporation's common stock is not traded publically, it was necessary for the committee to determine a value for the stock which the Committee required constitute a part of the CEO's salary. The common stock component was assigned a value with the assistance of an independent third party reviewer. Both the total salary and the common stock component and its proposed valuation were submitted to and approved by the appropriate federal regulators, as the Committee deemed this to be a necessary prerequisite to the salary decision. As a result, the Committee certifies that: (a)

it has reviewed with our Senior Risk Officer the SEO compensation plans and has made reasonable efforts to ensure that such plans do not encourage SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation and its subsidiaries; (b) it has reviewed with our Senior Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Corporation and its subsidiaries; and (c) it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation and its subsidiaries to enhance the compensation of any employee.
We have reviewed and discussed the Compensation Discussion and Analysis with management and, based upon that review and discussion, we recommend that the section be included in our annual report on Form 10-K for the year-ended December 31, 2011 and the 2012 proxy statement.
Alfonso L. Carney, Jr., Chairman Eugene Giscombe
H. O'Neil Williams
Date: April 27, 2012
Compensation Committee Interlocks and Insider Participation
Certain members of the Personnel/Director and Management Review Committee or their affiliates, engaged in loan transactions with the Bank during 2011. All such loans were made in the ordinary course of business on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable loans with others and did not involve more than the normal risk of collectability or present other unfavorable features. As noted above, Messrs. Carney, Giscombe, and Williams are members of the Personnel/Director and Management Review Committee. Barbara Bell Coleman served on the Committee until her resignation on June 30, 2011. Notwithstanding the foregoing, for purposes of making the assessments and reviews required to comply with TARP (as defined below), the entire board carries out the duties and functions of a compensation committee under TARP, including, a current officer, Mr. Pinkett, and a former officer, Mr. Prezeau, each of whom are not independent.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership of Management and Principal Shareholders
The following table presents information about the beneficial ownership of our common stock at April 1, 2012 by each person who is known by us to beneficially own more than five percent (5%) of the issued and outstanding common stock, each director and each of our executive officers for whom individual information is required to be set forth in this Annual report on Form 10- K under rules of the Securities and Exchange Commission, and by directors and all executive officers as a group.

COMMON STOCK
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Alfonso L. Carney, Jr., Director	30		*

Eugene Giscombe, Director c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	11,246	(1)	8%

Preston D. Pinkett, III, President and CEO and Director c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	14,366	(2)	8.6%

Louis E. Prezeau, Director, Retired President and CEO c/o City National Bancshares Corporation. 900 Broad Street Newark, New Jersey 07102	25,216	(3)	17.5%

Lemar C. Whigham, Director c/o City National Bancshares Corporation 900 Broad Street Newark, New Jersey 07102	9,624	(4)	6.9%

H. O'Neil Williams, Director	773		*

Raul Oseguera, Senior Vice President and Assistant Secretary	750		*

Edward R. Wright, Senior Vice President and CFO	5,000		3.6%

Directors and named executive officers as a group (8 persons)	64,977	(5)	44.6%

Carolyn M. Whigham, 5% stockholder 580 Dr. Martin Luther King Jr. Blvd., Newark, NJ 07102	8,495		6.1%

(1)

Includes 780 shares of common stock held by his wife. Also includes 333 shares of common stock and 333 shares of common stock issuable to Mr. Giscombe and his spouse, respectively, upon conversion of Series E Preferred Stock.
(2)

Includes 3,288 shares of common stock vesting within 60 days of April 1 , 2012
(3)

Includes 2,375 shares of common stock held by his sons, 110 shares of common stock held by his daughter and 1,402 shares held by his wife. Also includes 1,332 shares of common stock and 666 shares of common stock issuable to Mr. Prezeau and his spouse, respectively, upon conversion of Series E Preferred. Stock.
(4)

Includes 1,064 shares of common stock held by his wife.
(5)

Includes 2,664 shares of common stock issuable upon conversion of Series E Preferred Stock.

* Less than 1%

The following table presents information about the beneficial ownership of each series of preferred stock in which any named executive officer or director had any ownership interest at April 1, 2012 by each director and each of our executive officers for whom individual information is required to be set forth in this Annual report on Form 10- K under rules of the Securities and Exchange Commission, and by directors and all executive officers as a group. “Series E” means the 6% Non-Cumulative Perpetual Preferred Stock, Series E and “Series F” means the Series F Non-cumulative Redeemable Preferred Stock.

PREFERRED STOCK
Name of Beneficial Owner	Series E		Series E%	Series F (1)	Series F %(1)
Alfonso L. Carney, Jr., Director	—		—	636.4	9.1%

Eugene Giscombe, Director	2	(2)	4.1%	636.4	9.1%

Preston D. Pinkett, III, President, CEO and Director	—		—	636.4	9.1%

Louis E. Prezeau, Director, Retired CEO and President	6	(3)	12.2%	636.4	9.1%

Lemar C. Whigham, Director	—		—	636.4	9.1%

H. O'Neil Williams, Director	—		—	636.4	9.1%

Raul Oseguera, Senior Vice President and Assistant Secretary	—		—	636.4	9.1%

Edward R. Wright, Senior Vice President and CFO	—		—	636.4	9.1%

Directors and all executive officers as a group (10 persons)	—		—	6,364	90.9%

(1)

In December 2011, all of the individuals in the above named table and three other persons formed Greene Street Enterprises, LLC (“Greene Street”) and acquired all 7,000 outstanding shares of Series F Preferred Stock from a third party. Mr. Pinkett is the managing member of such entity, but does not have the power to vote the shares of preferred stock which can only be exercised by the members of Greene Street. The percentages and amounts reported are the economic interests of each of the above in such entity. Greene Street as holder of the Series F Preferred Stock, together with the U.S. Department of Treasury as the holder of all Series G Preferred Stock of the Corporation, have the right to appoint 2 directors as a result of the deferral of dividends, which director appointment rights have not been exercised.

(2)	Includes one share held by spouse.

(3)	Includes two shares held by spouse.

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
On December 16, 2011, Mr. Pinkett and all directors of the Corporation (including Messrs. Eugene Giscombe, Lemar Whigham, H. O'Neil Williams, Alfonso Carney Jr.), Mr. Edward Wright, its Chief Financial Officer and Mr. Oseguera, a Senior Vice President, Walter Bond and Carlton West, officers of the Bank, and David Scheck, formed Greene Street Enterprises LLC (“Greene Street”) pursuant to an Operating Agreement and contributed $35,000 each in capital for equal membership interests. The purpose of Greene Street was to purchase all of outstanding shares the Multimode Series F Noncumulative Redeemable Preferred Stock

(“Series F Preferred Stock”) of the Corporation from a third party and to attempt to exchange such non-voting non-convertible preferred stock with the Corporation for common stock on terms to be negotiated and then to distribute the common stock to members of Greene Street. On December 29, 2011, Greene Street acquired all of the Series F Preferred Stock from a third party. Greene Street as holder of the Series F Preferred Stock, together with the U.S. Department of Treasury as the holder of all Series G Preferred Stock of the Corporation, have the right to appoint 2 directors as a result of the deferral of dividends, which director appointment rights have not been exercised. Greene Street has not yet exchanged such preferred stock for common stock, and there are no currently proposed terms for the exchange. The Board has not yet reviewed and determined how it would view such an exchange.
The Board, as a whole, reviews related party transactions, but there is no written policy or procedure with respect thereto and such reviews are conducted on a transaction by transaction basis. Under the Audit Committee charter, the Audit Committee may also review summary of directors' and officers' related party transactions and potential conflicts of interest.
Director Independence
The Board has determined that all the directors, with the exception of Louis E. Prezeau and Preston D. Pinkett, III (upon commencement of service as President and Chief Executive Officer of the Corporation), are “independent” within the meaning of the NASDAQ listing standards, the exchange whose standards we use in determining director independence. In reviewing the independence of these directors, the Board considered that transactions with the Bank were made in the ordinary course of business, including loans that were made in accordance with Federal Reserve Regulation O.

Item 14. Principal Accountant Fees and Services
The accounting firm of KPMG LLP served as the independent registered public accountants for the Corporation for the year ended December 31, 2011. Services provided included the examination of the consolidated financial statements and preparation of the tax returns.
The Board has appointed KPMG LLP as the independent registered public accountants for the Corporation and the Bank for 2012. Stockholder ratification of the appointment is not required under the laws of the State of New Jersey, but the Board has decided to ascertain the position of the stockholders on the appointment. The Board may reconsider the appointment if it is not ratified. The affirmative vote of a majority of the shares voted at an annual meeting to be held will be required for ratification.
The Corporation incurred the following fees for services provided by KPMG LLP:

	2011	2010
Audit fees	$300,000	$325,000
Audit-Related Fees
Tax fees	$52,300	$38,000
All Other Fees
	$352,300	$363,000
All audit, as well as non-audit, services to be performed by the independent accountants to the Corporation must be pre-approved by the Audit Committee in order to assure that the provision of such services does not impair the auditor's independence. During 2011 and 2010, the Audit Committee pre-approved all of the services provided by KPMG LLP. The Audit Committee has considered the provisions of these services by KPMG LLP and has determined that the services are compatible with maintaining KPMG LLP's independence.

Part IV

Item 15.   Exhibits and Financial Statement Schedules
(a)        The following documents are filed as part of this report:
(1)   Financial Statements: The consolidated balance sheets of City National Bancshares Corporation, and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2010, together with the related notes and the independent auditor’s report of KPMG LLP.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CITY NATIONAL BANCSHARES CORPORATION

By:	/s/ Preston D. Pinkett III	By:	/s/ Edward R. Wright
	Preston D. Pinkett III President and Chief Executive Officer		Edward R. Wright Chief Financial Officer and Principal Accounting Officer

Date:	May 25, 2012	Date:	May 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appointPreston D. Pinkett III his true and lawful attorney in fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney in fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could in person, hereby ratifying and confirming all that said attorney in fact and agent, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Eugene Giscombe	Director,	May 25, 2012
Eugene Giscombe	Chairperson of the Board

/s/ Preston D. Pinkett III	Director,	May 25, 2012
Executive Officer

/s/ Lemar C. Whigham	Director	May 25, 2012
Lemar C. Whigham

/s/ H. O’Neil Williams	Director	May 25, 2012
H. O’Neil Williams

/s/ Alfonso Carney	Director	May 25, 2012
Alfonso Carney

/s/ Louis E. Prezeau	Director	May 25, 2012
Louis E. Prezeau

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

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

10(y)	TARP Waiver, executed by Preston D. Pinkett, III, effective as of March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on March 9, 2011).

10(z)	Employment Agreement, effective as of November 1, 2011, by and between City National Bank of New Jersey, City National Bancshares Corporation and Preston D. Pinkett III

10(aa)	Amendment No. 2 to Employment Agreement, effective as of March 1, 2011, between City National Bank of New Jersey, City National Bancshares Corporation and Preston D. Pinkett III

(11)	Statement regarding computation of per share earnings. The required information is included in Note 18.

(21)	Subsidiaries of the registrant. The required information is included on page one.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(99)
Certifications of Principal Executive Officer and Principal Financial Officer (TARP Certifications) Pursuant to Section 11(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA) (filed herewith).

(101)	Interactive data