Form 10-K/A
period 2011-12-31
CITY NATIONAL BANCSHARES CORP
filed 2012-07-16
CIK 714980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2011
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from     ______________    to

Commission file number    0-11535

City National Bancshares Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2434751
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

900 Broad Street Newark, New Jersey  07102
(Address of principal executive offices   (Zip Code)

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
☐ Yes       ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐       Accelerated filer  ☐        Non-accelerated filer ☒         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes   ☒No

On June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no public trading market for the registrant’s common stock, consequently, the registrant was not able to determine the aggregate market value held by non-affiliates as of such date, based upon the price at which its common equity was last sold or the average bid and asked price of such common equity as of such date.

There were 142,842 shares of common stock outstanding at May 16, 2012.

TABLE OF CONTENTS

Section	Page
1
Explanatory Note

Signatures	2

Exhibit Index	3

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10−K (“Form 10-K/A”) of City National Bancshares Corporation for the year ended December 31, 2011, originally filed on May 25, 2012 (the “Original Filing”), is being filed to: (i) correct an error in the number of common shares outstanding shown on the cover page; (ii) to indicate that the aggregate market value of the voting and non-voting common equity of non-affiliates as of the last day of the second fiscal quarter could not be calculated;  (iii) to submit the TARP Certification of the Principal Financial Officer, which appeared on the Exhibit List, but was not attached to the Original Filing and the TARP Certification of the Principal Executive Officer for convenience; (iv) to indicated where Items 10(bb) and 10(cc) in the Exhibit Index can be found; to add items 4(a), 10(f) and 10(l) to the Exhibit List; (v) to make other minor changes to Item 15; and (vi) to correct the language in the certifications in Exhibit 31 to mirror the language in Regulation S-K.

This Form 10−K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

(2)  Financial Statement Schedules:  All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes made in the Original Filing.

(3)      Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report on Form 10-K is shown on the “Exhibit Index” filed after the signature page.

(b)           Exhibits filed are indicated on the Exhibit Index appearing after the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, City National Bancshares Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CITY NATIONAL BANCSHARES CORPORATION

By:	/s/ Edward R. Wright
Name:	Edward R. Wright
Title:	Senior Vice President and Chief Financial Officer

Date:	July 13, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit No.	Description of Exhibit

(3)(a)	The Corporation’s Restated Articles of Incorporation (incorporated herein by reference to Exhibit (3)(d) of the Corporation’s Current Report on Form 8-K dated July 28, 1992).

(3)(b)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(c)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit (3)(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

(3)(d)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit (3)(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3)(e)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(3)(f)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s Non-cumulative Perpetual Preferred Stock, Series E (incorporated herein by reference to Exhibit (3)(i) filed with the Corporation’s Quarterly Report on Form 10-Q filed on March 4, 2005).

(3)(g)	Amendments to the Corporation’s Articles of Incorporation establishing the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (3)(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(3)(h)	Amendment to the Corporation’s Articles of Incorporation establishing the Fixed Rate Cumulative Perpetual Preferred Stock, Series G (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(i)	Amendment to the Corporation’s Articles of Incorporation reallocating unissued Series B, Series C and Series E Preferred Stock to unallocated and unissued preferred stock (incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 10, 2009).

(3)(j)	The amendment to the By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991).

(3)(k)	The By-Laws of the Corporation (incorporated herein by reference to Exhibit (3)(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988).

(4)(a)	Indenture dated March 17, 2004, between the Corporation and U.S. Bank, N.A. (incorporated herein by reference to Exhibit 4(d) on Form 10-Q for the quarter ending March 31, 2004).

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

(10)(e)
Loan Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated herein by reference to Exhibit 10(f) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(f)
Secured Promissory Note of the Corporation dated December 28, 2001 payable to National Community Investment Fund in the principal amount of $1,000,000 (incorporated herein by reference to Exhibit 10(e) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(g)
Pledge Agreement dated December 28, 2001 by and between the Corporation and National Community Investment Fund (incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

(10)(h)
Asset Purchase and Sale Agreement between City National Bank of New Jersey and Carver Federal Savings Bank dated as of January 26, 1998 (incorporated herein by reference to Exhibit 10(h) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

(10)(i)
Promissory Note dated May 6, 2002 payable to United Negro College Fund, Inc., in the principal amount of $200,000 (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002).

(10)(j)
Purchase and Assumption Agreement dated as of March 31, 2004, by and among The Prudential Savings Bank, F.S.B., The Prudential Bank and Trust Company and City National Bank of New Jersey (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(k)
Guarantee Agreement dated March 17, 2004 from the Corporation in favor of U.S. Bank, N.A., as trustee for holders of securities issued by City National Bank of New Jersey Capital Statutory Trust II (incorporated herein by reference to Exhibit 10(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(l)
Amended and Restated Declaration of Trust of City National Bancshares Corporation, dated March 17, 2004 (incorporated herein by reference to Exhibit 10(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(10)(m)
Purchase Agreement dated September 27, 2005 by and between Sandler O’Neil & Partners, L.P., and the Corporation with respect to issue and sale of 7,000 shares of the Corporation’s MultiMode Series F Non-cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit (10)(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(10)(n)
Credit Agreement dated February 21, 2007 by and between The Prudential Insurance Company of America and the Corporation with respect to a $5,000,000 loan to the Corporation (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2007).

(10)(o)
Branch Purchase and Assumption Agreement, dated as of November 1, 2006, by and between City National Bank of New Jersey (“CNB”) and Sun National Bank (“Sun”), as amended by Amendment to Branch Purchase and Assumption Agreement, dated as of March 8, 2007, by and between CNB and Sun (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 14, 2007).

(10)(p)
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

(10)(v)	Form of Director’s Retirement Agreement (the “Director’s Retirement Plan”) (incorporated by reference to Exhibit 10(h) to the Form 10-K for the year ended December 31, 1998, filed on March 30, 1999).

10(w)
First Amendment to Credit Agreement, dated as of November 3, 2010, by and among the Corporation, and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated November 3, 2010.

10(x)	Consent Order dated December 22, 2010 between the Bank and the OCC (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on December 29, 2010)

10(y)	Agreement dated December 14, 2010 between the Corporation and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on December 29, 2010)

10(z)
Employment Agreement, effective as of March 1, 2011, by and between the Bank and Preston D. Pinkett III (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on March 9, 2011).

10(aa)	TARP Waiver, executed by Preston D. Pinkett, III, effective as of March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on March 9, 2011).

10(bb)
Employment Agreement, effective as of November 1, 2011, by and between City National Bank of New Jersey, City National Bancshares Corporation and Preston D. Pinkett III (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on November 17, 2011.)

10(cc)
Amendment No. 2 to Employment Agreement, effective as of March 1, 2011, between City National Bank of New Jersey, City National Bancshares Corporation and Preston D. Pinkett III (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on November 17, 2011.)

(11)	Statement regarding computation of per share earnings. The required information is included in Note 18.

(21)	Subsidiaries of the registrant. The required information is included on page one.

(31)	Certifications of Principal Executive Officer and Principal Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(32)	Certifications of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)).

(99)
Certification of Principal Executive Officer (Tarp Certification) pursuant to Section 11(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA)  (filed with the Original Filing) and TARP Certification of Principal Financial Officer (filed herewith)