Form 10-Q
period 2012-03-31
CITY NATIONAL BANCSHARES CORP
filed 2012-08-21
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☒    No ☐
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
Yes ☐    No ☒
On March 30, 2012 (the last business day of the registrant's most recently completed first fiscal quarter), there was no public trading market for the registrant's common stock, consequently, the registrant was not able to determine the aggregate market value held by non-affiliates as of such date, based upon the price at which its common equity was last sold or the average bid and ask price of such common equity as of such date. There were 142,842 shares of common stock outstanding at August 2, 2012.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)
Dollars in thousands, except per share data	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$48,622	$5,960
Federal funds sold	—	32,600
Interest-bearing deposits with banks	1,652	1,940
Investment securities available for sale	99,043	95,058
Loans	201,977	208,715
Less: Allowance for loan losses	10,610	10,870
Net loans	191,367	197,845
Premises and equipment	2,659	2,686
Accrued interest receivable	1,550	1,561
Bank-owned life insurance	5,967	5,920
Other real estate owned	2,101	1,524
Other assets	6,437	13,348
Total assets	$359,398	$358,442
Liabilities and Stockholders' Equity
Deposits:
Demand	$32,528	$37,379
Savings	132,141	114,675
Time	151,461	147,217
Total deposits	316,130	299,271
Accrued expenses and other liabilities	4,573	20,200
Short-term portion of long-term debt	5,000	5,000
Long-term debt	14,200	14,200
Total liabilities	339,903	338,671
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value: Authorized 100,000 shares ;
Series A , issued and outstanding 8 shares in 2012 and 2011	200	200
Series C , issued and outstanding 108 shares in 2012 and 2011	27	27
Series D , issued and outstanding 3,280 shares in 2012 and 2011	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2012 and 2011	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2012 and 2011	6,790	6,790
Preferred stock, no par value, perpetual noncumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares,	10,637	10,504
Common stock, par value $10: Authorized 400,000 shares
134,530 shares issued in 2012 and 2011,
131,326 shares outstanding in 2012 and 2011	1,345	1,345
Surplus	468	601
(Accumulated deficit) retained earnings	(3,807)	(3,163)
Accumulated other comprehensive income	791	423
Treasury stock, at cost - 3,204 common shares in 2012 and 2011, respectively	(226)	(226)
Total stockholders' equity	19,495	19,771
Total liabilities and stockholders' equity	$359,398	$358,442

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
Dollars in thousands, except per share data	2012	2011
Interest income
Interest and fees on loans	$2,516	$2,961
Interest on Federal funds sold and securities purchased under agreements to resell	4	11
Interest on deposits with banks	60	59
Interest and dividends on investment securities:
Taxable	753	983
Tax-exempt	—	62
Total interest income	3,333	4,076
Interest expense
Interest on deposits	858	1,121
Interest on long-term debt	216	200
Total interest expense	1,074	1,321
Net interest income	2,259	2,755
Provision for loan losses	125	1,200
Net interest income after provision for loan losses	2,134	1,555
Other operating income
Service charges on deposit accounts	253	282
ATM fees	68	76
Undistributed income from unconsolidated subsidary	204	98
Earnings from cash surrender of life insurance	63	63
Other income	184	118
Total other operating income	772	637
Other operating expenses
Salaries and other employee benefits	1,567	1,435
Occupancy expense	358	368
Equipment expense	131	133
Data processing expense	128	94
Professional fees	178	194
Marketing expense	119	59
Management consulting fees	374	485
Regulatory expense	251	295
Insurance claim recovery	(150)	—
OREO expense	93	103
Other expenses	479	569
Total other operating expenses	3,528	3,735
Loss before income tax expense	(622)	(1,543)
Income tax expense	22	12
Net loss	$(644)	$(1,555)
Net loss per common share
Basic	$(5.91)	$(12.80)
Diluted	(5.91)	(12.80)
Basic average common shares outstanding	131,326	131,300
Diluted average common shares outstanding	131,326	131,300

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
In thousands	2012	2011
Net loss	$(644)	$(1,555)
Other comprehensive income (loss), net of tax
Unrealized gains and losses on securities available for sale	368	(259)
Total other comprehensive income (loss)	368	(259)
Total comprehensive loss	$(276)	$(1,814)

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
In thousands	2012	2011
Operating activities
Net loss	$(644)	$(1,555)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	92	123
Provision for loan losses	125	1,200
Premium amortization of investment securities	203	28
Net gain on sales of OREO	(2)	—
Decrease (increase) in accrued interest receivable	11	(48)
Deferred taxes	—	(46)
Increase in bank-owned life insurance	(47)	(47)
Decrease in other real estate owned	48	84
Decrease in other assets	6,911	4,345
Decrease in accrued expenses and other liabilities	(15,627)	(272)
Net cash (used in) provided by operating activities	(8,930)	3,812
Investing activities
Decrease in loans, net	5,730	8,687
Decrease in interest-bearing deposits with banks	288	2,149
Proceeds from maturities of investment securities available for
sale, including principal repayments and early redemptions	8,733	5,132
Purchases of investment securities available for sale	(12,553)	(3,246)
Purchases of premises and equipment	(65)	—
Net cash provided by investing activities	2,133	12,722
Financing activities
Increase in deposits	16,859	13,413
Issuance of treasury stock	—	2
Net cash provided by financing activities	16,859	13,415
Net increase in cash and cash equivalents	10,062	29,949
Cash and cash equivalents at beginning of period	38,560	20,778
Cash and cash equivalents at end of period	$48,622	$50,727
Cash paid during the year
Interest	$974	$1,282
Income taxes	14	41
Non-cash transactions
Transfer of loans to other real estate owned	$623	$—

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

1. Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the “Corporation” or “CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Trust II. All intercompany accounts and transactions have been eliminated in consolidation.

The words “we,” “our” and “us” refer to City National Bancshares Corporation and its wholly-owned subsidiaries, unless we indicate otherwise.

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and assuming the Corporation and Bank will continue as going concerns. See Note 3 for discussion with respect to going concern. Accordingly, they do not include all the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2011 Annual Report to Stockholders.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.

3. Going concern/regulatory compliance

The consolidated financial statements of the Corporation as of and for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Bank was subject to a Formal Agreement with the Office of the Comptroller of the Currency (the “OCC”) entered into on June 29, 2009 (the “Formal Agreement”). The Formal Agreement required, among other things, the enhancement and implementation of certain programs to reduce the Bank's credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank's loan administration. The Bank failed to comply with certain provisions of the Formal Agreement and failed to comply with the higher leverage ratio of 8% required to be maintained.

Due to the Bank's condition, the OCC has required that the Board of Directors of the Bank (the “Bank Board”) sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from OCC's examination and to address the Bank's current financial condition. The Bank entered into a Consent Order (“Order” or “Consent Order”) with the OCC on December 22, 2010, which contains a list of requirements. The Order supersedes and replaces the Formal Agreement. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank's asset quality as well as routine reporting on the Bank's progress toward compliance with the Order to the Bank Board and the OCC. As a result of the Order, the Bank may not be deemed “well capitalized.” The description of the Consent Order is only a summary.

Specifically, the Order imposes the following requirements on the Bank:

•
within five (5) days of the Order, the Bank Board must appoint a Compliance Committee to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates, to monitor and coordinate the Bank's adherence to the Order.

•
within ninety (90) days of the Order, the Bank Board must develop and submit to the OCC for review a written strategic plan covering at least a three-year period, establishing objectives for the overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in volume of nonperforming assets, product line development and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives.

•
by March 31, 2011, and thereafter, the Bank must maintain total capital at least equal to 13% of risk-weighted assets and tier 1 leverage capital at least equal to 9% of adjusted total assets; this requirement means that the Bank may not be considered “well capitalized” as otherwise defined in applicable regulations.

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

•
within ninety (90) days of the Order, the Bank Board shall develop, implement and thereafter ensure Bank adherence to a written program to improve the Bank's loan portfolio management, including: requiring that extensions of credit are granted, by renewal or otherwise, to any borrower only after obtaining, performing and documenting a global analysis of current and satisfactory credit information; requiring that existing extensions of credit structured as single pay notes are revised upon maturity to conform to the Bank's revised loan policy; ensuring satisfactory and perfected collateral documentation; tracking and analyzing credit, collateral, and policy exceptions; providing for accurate risk ratings consistent with the classification standards contained in the Comptroller's Handbook on “Rating Credit Risk”; providing for identification, measurement, monitoring and control of concentrations of credit; ensuring compliance with Call Report instructions, the Bank's lending policies and laws, rules and regulations pertaining to the Bank's lending function; ensuring the accuracy of internal management information systems; and providing adequate training of Bank personnel performing credit analyses in cash flow analysis, particularly analysis using information from tax returns, and implement processes to ensure that additional training is provided as needed.

•
within sixty (60) days of the Order, the Bank Board must establish a written performance appraisal and salary administration process for loan officers that adequately consider performance relative to job descriptions, policy compliance, documentation standards, accuracy in credit grading and other loan administration matters.

•
the Bank must implement and maintain an effective, independent and ongoing loan review program to review, at least quarterly, the Bank's loan and lease portfolios, to assure the timely identification and categorization of problem credits.

•
the Bank is also required to implement and adhere to a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, providing for review of the allowance by the Bank Board at least quarterly.

•
within sixty (60) days of the Order, the Bank Board shall adopt and the Bank (subject to Bank Board review and ongoing monitoring) shall implement and thereafter ensure adherence to a written program designed to protect the Bank's interest in those assets criticized in the most recent Report of Examination (“ROE”) by the OCC, in any subsequent ROE, by any internal or external loan review or in any list provided to management by the national bank examiners during any examination as “doubtful,” “substandard" or “special mention.”

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

•
within ninety (90) days of the Order, the Bank Board shall identify and propose for appointment a minimum of two (2) new independent directors who have a background in banking, credit, accounting or financial reporting, and such appointment will be subject to veto power of the OCC.

•
within ninety (90) days of the Order, the Bank Board shall adopt, implement and thereafter ensure adherence to a written consumer compliance program designed to ensure that the Bank is operating in compliance with all applicable consumer protection laws, rules and regulations.

•
within ninety (90) days of the Order, the Bank Board shall develop, implement and thereafter ensure Bank adherence to written program of policies and procedures to provide for compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311 et seq.), the regulations promulgated there under and regulations of the Office of Foreign Assets Control (“OFAC”), 31 C.F.R. Chapter V, as amended (collectively referred to as the “Bank Secrecy Act” or “BSA”) and for the appropriate identification and monitoring of transactions that pose greater than normal risk for compliance with the BSA.

•
within ninety (90) days of the Order, the Bank Board shall develop, implement, and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank's operations; determine the Bank's level of compliance with all applicable laws, rules and regulations; assess and report the effectiveness of policies, procedures, controls and management oversight relating to accounting and financial reporting; evaluate the Bank's adherence to established policies and procedures, with particular emphasis directed to the Bank's adherence to its loan, consumer compliance and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.

•
within ninety (90) days of the Order, the Bank Board must develop and implement a comprehensive compliance audit function to include an independent review of all products and services offered by the Bank, including without limitation, a risk-based audit program to test for compliance with consumer protection laws, rules and regulations that include an adequate level of transaction testing; procedures to ensure that exceptions noted in the audit reports are corrected and responded to by the appropriate Bank personnel; and periodic reporting of the results of the consumer compliance audit to the Bank Board or a committee thereof.

•
the Bank Board shall require and the Bank shall immediately take all necessary steps to correct each violation of law, rule or regulation cited in any ROE, or brought to the Bank Board's or Bank's attention in writing by management, regulators, auditors, loan review or other compliance efforts.

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

As of March 31, 2012, when considering deadline extensions granted, the Corporation has been informed by the OCC that it has fully complied with two of the thirteen articles of the Consent Order. The two articles in full compliance are Article II - Compliance Committee and Article XIII - Internal Audit Program. The remaining articles are in various stages of compliance and management continues to work diligently to achieve full compliance. Refer to the capital section of the Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

The FRBNY Agreement further provides that the Corporation shall not incur, increase or guarantee any debt without FRBNY approval. In addition, the Corporation must obtain the prior approval of the FRBNY for the repurchase or redemption of its shares of stock. Additionally, the FRBNY Agreement further provides that in appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior position, the Corporation must notify the Board of Governors of the Federal Reserve System and such board or the FRBNY or the OCC may veto such appointment or change. Finally, the FRBNY Agreement further provides that the Corporation is restricted in making certain severance and indemnification payments. The failure of the Corporation to comply with the FRBNY Agreement could have severe adverse consequences on the Bank and the Corporation.

The Corporation recorded a net loss of $644,000 in the first three months of 2012 compared to a net loss of $1.6 million in the comparable 2011 period primarily due to a reduction in the provision for loan losses, offset in part by a decline in net interest income. However, we are currently not generating sufficient operating income to cover operating expenses before consideration of the provision for loan losses. These ongoing losses will hamper management's ability to achieve compliance with the required capital ratios.

The decrease in real estate values in the Bank's market, as well as other macroeconomic factors such as unemployment levels, has contributed to the decrease in credit quality and the continuing necessity of the Bank to provide for higher loan loss provisions. Additionally, collateral requirements for municipal deposit letters of credit ("MULOC") issued by the Federal Home Loan Bank have increased. While the Bank and the Corporation are implementing steps to improve their financial performance, there can be no assurance they will be successful. These deteriorating financial results and the failure of the Bank to comply with the OCC's higher mandated capital ratios under the Consent Order, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation's and the Bank's ability to continue as going concerns.

Management has developed a plan to address the compliance matters raised by the OCC and the ability to maintain future financial viability and submitted the plan to the OCC for approval. The plan provides for the addition of new lines of business and strategic growth initiatives, a restructuring of staff where necessary and the preparation and use of investor presentation to assist in a capital raise. We have formed a strategic alliance with a third-party online deposit vendor, which we believe will attract new sources of deposits. We are also in process of a capital raise and are expanding into new lines of business primarily to increase fee income and become less dependent on spread income. However, there can be no assurances that this plan, including the capital raise, can be successfully achieved.

4. Net loss per common share

The following table presents the computation of net loss per common share.

	Three Months Ended
	March 31,
In thousands, except per share data	2012	2011
Net loss	$(644)	$(1,555)
Dividends on preferred stock	133	126
Net loss applicable to basic common shares	(777)	(1,681)
Dividends applicable to convertible preferred stock	—	—
Net loss applicable to diluted common shares	$(777)	$(1,681)
Number of average common shares
Basic	131,326	131,300
Diluted	131,326	131,300
Net loss per common share
Basic	$(5.91)	$(12.80)
Diluted	(5.91)	(12.80)

Basic loss per common share is calculated by dividing net loss plus dividends paid on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net loss and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both 2012 and 2011, the assumption of the conversion would have been anti-dilutive.

On April 10, 2009, the Corporation issued 9,439 shares of fixed-rate cumulative perpetual preferred stock to the U.S. Department of Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. These shares pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of issuance, after which the rate increases to 9% per annum. Dividends are paid quarterly in arrears and unpaid dividends are accrued over the period the preferred shares are outstanding.

During 2011 and the first three months of 2012, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury. In addition, the Corporation deferred its regularly scheduled quarterly interest payments on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”) for the same periods.

The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. There were no dividend payments made on preferred stock in 2011 or 2012, although such dividends have been accrued because they are cumulative.

The Corporation did not pay a dividend in 2012 and is currently unable to determine when dividend payments may be resumed, and does not expect to pay common stock dividends for the foreseeable future. Whether cash dividends will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at this time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends. Finally, the Consent Order stipulates that the Bank not pay dividends until it is in compliance with the provisions of the capital plan.

Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. Because CNB is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to its parent corporation, CNBC. Prior approval of the OCC is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to any dividend. Based upon this limitation, no funds were available for the payment of dividends to the parent corporation at March 31, 2012.

5. Comprehensive income (loss)

Total comprehensive income (loss) includes net loss and other comprehensive income or (loss), which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total accumulated other comprehensive income (loss) as of March 31, 2012 and 2011 was $791,000 and $(386,000), respectively. The difference between the Corporation's net loss and total comprehensive gain or loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

6. Recent accounting pronouncements

ASU No. 2011-04, “Fair Value Measurements (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” was issued as a result of the effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU No. 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands the existing disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IFRS No. 13. Many of the requirements for the amendments in ASU No. 2011-04 do not result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 was effective for all interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a significant impact on the consolidated financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU No. 2011-5 must be applied retrospectively and was effective for all interim and annual periods beginning on or after December 15, 2011. The adoption of ASU No. 2011-05 did not have a significant impact on the consolidated financial statements. The Corporation has included separate Consolidated Statements of Comprehensive Income as part of these financial statements.

7. Investment securities available for sale

The amortized cost and fair values of investment securities available for sale were as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$8,879	$156	$—	$9,035
Obligations of U.S. government sponsored entities	20,127	296	66	20,357
Obligations of state and political subdivisions	3,322	215	—	3,537
Mortgage-backed securities	54,820	2,005	—	56,825
Other debt securities	8,336	97	1,892	6,541
Equity securities:
Marketable securities	791	—	20	771
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,862	—	—	1,862
Total	$98,252	$2,769	$1,978	$99,043

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$9,005	$146	$—	$9,151
Obligations of U.S. government sponsored entities	12,805	233	11	13,027
Obligations of state and political subdivisions	3,326	174	—	3,500
Mortgage-backed securities	58,373	2,059	—	60,432
Other debt securities	8,366	31	2,190	6,207
Equity securities:
Marketable securities	783	—	19	764
Nonmarketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,862	—	—	1,862
Total	$94,635	$2,643	$2,220	$95,058

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, including mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

March 31, 2012	Amortized Cost	Fair Value
In thousands
Due after one year but within five years:
U.S. Treasury securities and obligations of U.S. government agencies	$40	$40
Obligations of U.S. government sponsored entities	143	144
Mortgage-backed securities	330	345
Other debt securities	1,000	954
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	79	79
Obligations of state and political subdivisions	1,676	1,781
Obligations of U.S. government sponsored entities	2,237	2,337
Mortgage-backed securities	347	365
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	8,760	8,916
Obligations of state and political subdivisions	1,646	1,756
Obligations of U.S. government sponsored entities	17,747	17,876
Mortgage-backed securities	54,143	56,114
Other debt securities	7,336	5,588
Total debt securities	95,484	96,295
Equity securities	2,768	2,748
Total	$98,252	$99,043

Investment securities available for sale that have had continuous unrealized losses as of March 31, 2012 and December 31, 2011 are set forth below.

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$26	$—	$26	$—
Obligations of U.S. government sponsored entities	5,051	58	1,768	8	6,819	66
Other debt securities	—	—	5,005	1,892	5,005	1,892
Equity securities	—	—	792	20	792	20
Total	$5,051	$58	$7,591	$1,920	$12,642	$1,978

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$28	$—	$28	$—
Obligations of U.S. government sponsored entities	1,527	—	1,824	11	3,351	11
Other debt securities	831	104	4,809	2,086	5,640	2,190
Equity securities	—	—	783	19	783	19
Total	$2,358	$104	$7,444	$2,116	$9,802	$2,220

The gross unrealized losses set forth above as of March 31, 2012 were attributable primarily to single-issue trust preferred securities (“TRUPS”) issued by financial institutions, CDOs collateralized by TRUPS issued by banks and other corporate debt, all of which are included with other debt securities. The fair value of these securities has been negatively impacted by the lack of liquidity in the overall TRUPS and corporate debt markets although all issuers continue to perform. The decline in investment securities with continuing unrealized losses was a result of improved valuations in our other debt securities portfolio.

During the first three months of 2012 and 2011, respectively, we recorded no other-than-temporary-impairment (“OTTI) charges.

The Bank owns a collateralized debt obligation (“CDO”) with a book value of $996,000 and market value of $410,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the book value is fully recoverable based on the investment's payment performance, higher market valuations and a third-party consultant's conclusion that the investment will continue to be fully performing and be fully recoverable in accordance with the terms of the agreement. Additional information is presented below.

In thousands	March 31, 2012
Par value	$1,000
Carrying value	996
Fair value	410
Unrealized loss	586
Number of original issuers	50
Number of currently paying banks in issuance	34
Number of defaulting and deferring banks	10
Percentage of remaining banks expected to default or defer payment (annually)	1.2%
Subordination	34.40%

The 34.4% subordination means that the tranche that we own has excess collateral providing additional collateral support to the tranche. Additionally, the Bank owns a portfolio of six single-issue trust preferred securities with a book value of $4.4 million and a market value of $3.4 million. Finally, the Bank also owns two corporate securities with a book value of $1.9 million and a market value of $1.7 million that are rated below investment grade. All values are as of March 31, 2012. None of these securities is considered impaired as they are all fully performing and are expected to continue performing.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Corporation's ongoing assessment of OTTI. When the Corporation intends to sell available-for-sale securities, the Corporation recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities. When the Corporation does not intend to sell available-for-sale securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Corporation estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and to determine if any adverse changes in cash flows have occurred. The Corporation's cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period.

Other factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been below cost; the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and the forecasted recovery period using current estimates of volatility in market interest rate (including liquidity and risk premiums).

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

As of March 31, 2012, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of March 31, 2012.

8. Investment securities held to maturity

The Bank transferred its entire held-to-maturity (“HTM”) portfolio to available for-sale (“AFS”) in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities may not be classified as HTM through March 2012.

9. Loans

Loans, net of unearned discount and net deferred origination fees and costs, were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Commercial	$24,035	$26,516
Real estate	177,371	181,531
Installment	630	720
Total loans	202,036	208,767
Less: Unearned income	59	52
Loans	$201,977	$208,715

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans, the Corporation analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. The Corporation uses the following definitions for risk ratings:

Pass – Pass assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full questionable and improbable on the basis of currently known facts, conditions and values.

Loss – An asset or portion thereof, classified loss is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is significant doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012		Special Mention
(In thousands)	Pass		Substandard	Doubtful	Loss	Total
Commercial loans	$21,319	$1,199	$1,304	$213	$—	$24,035
Real estate loans
Church	29,338	7,528	19,153	528	—	56,547
Construction - other than third-party originated	2,532	747	6,811	—	—	10,090
Construction - third-party originated	—	—	6,752	1,047	—	7,799
Multifamily	8,737	—	2,088	273	—	11,098
Other	42,386	4,802	18,725	525	—	66,438
Residential	22,481	—	2,918	—	—	25,399
Installment	627	1	1	1	—	630
	$127,420	$14,277	$57,752	$2,587	$—	$202,036

December 31, 2011		Special Mention
(In thousands)	Pass		Substandard	Doubtful	Loss	Total
Commercial loans	$23,560	$1,084	$1,656	$216	$—	$26,516
Real estate loans
Church	30,133	7,105	20,220	—	—	57,458
Construction - other than third-party originated	3,115	—	7,333	—	—	10,448
Construction - third-party originated	—	—	6,990	1,047	—	8,037
Multifamily	10,594	66	1,673	273	—	12,606
Other	41,903	6,907	19,878	958	—	69,646
Residential	20,359	—	2,977	—	—	23,336
Installment	718	1	1	—	—	720
	$130,382	$15,163	$60,728	$2,494	$—	$208,767

The following tables present the aging of the recorded investment in past due loans.

March 31, 2012		30-60 Days	60-90 Days	More than 90 Days	Total Past Due
(In thousands)	0-30 Days					Current	Total
Commercial loans	$2,014	$903	$836	$2,164	$5,917	$18,118	$24,035
Real estate loans
Church	1,512	3,140	5,407	7,652	17,711	38,836	56,547
Construction - other than third-party originated	—	1,185	—	5,641	6,826	3,264	10,090
Construction - third-party originated	—	—	—	7,799	7,799	—	7,799
Multifamily	—	169	536	1,761	2,466	8,632	11,098
Other	3,685	4,872	225	7,663	16,445	49,993	66,438
Residential	312	781	86	2,446	3,625	21,774	25,399
Installment	5	20	1	—	26	604	630
	$7,528	$11,070	$7,091	$35,126	$60,815	$141,221	$202,036

December 31, 2011		30-60 Days	60-90 Days	More than 90 Days	Total Past Due
(In thousands)	0-30 Days					Current	Total
Commercial loans	$177	$1,743	$784	$2,248	$4,952	$21,564	$26,516
Real estate loans
Church	—	8,127	8,694	6,478	23,299	34,159	57,458
Construction - other than third-party originated	—	437	—	6,157	6,594	3,854	10,448
Construction - third-party originated	108	—	—	7,929	8,037	—	8,037
Multifamily	—	106	608	1,404	2,118	10,488	12,606
Other	1,986	1,632	3,837	9,639	17,094	52,552	69,646
Residential	89	1,299	—	2,557	3,945	19,391	23,336
Installment	16	1	1	2	20	700	720
	$2,376	$13,345	$13,924	$36,414	$66,059	$142,708	$208,767

The following tables present the recorded investment in impaired loans by class of loans.

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
In thousands
Commercial loans	$354	$461	$214
Real estate loans
Church	10,008	10,585	545
Construction - other than third-party originated	5,555	7,001	—
Construction - third-party originated	7,799	10,558	—
Multifamily	1,665	2,308	204
Other	14,798	15,286	65
Residential	2,513	2,623	26
	$42,692	$48,822	$1,054

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
In thousands
Commercial loans	$363	$463	$216
Real estate loans
Church	9,586	9,973	545
Construction - other than third-party originated	6,070	7,509	311
Construction - third-party originated	8,037	10,815	346
Multifamily	1,308	1,951	—
Other	15,027	16,265	65
Residential	2,583	2,266	38
	$42,974	$49,242	$1,521

Nonperforming loans include loans that are contractually past due 90 days or more for which interest income is still being accrued, and nonaccrual loans. Nonperforming loans were as follows:

In thousands	March 31, 2012	December 31, 2011
Nonaccrual loans	$41,770	$42,008
Loans with interest or principal 90 days or more past due and still accruing	139	2,218
Total nonperforming loans	$41,909	$44,226

Nonperforming assets are generally secured by small commercial real estate properties, except for church loans, which are generally secured by the church buildings.

At March 31, 2012, there were no commitments to lend additional funds to borrowers for loans that were on nonaccrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.

Impaired loans totaled $42.7 million at March 31, 2012, compared to $43.0 million at December 31, 2011. The related allocation of the allowance for loan losses amounted to $1.1 million and $1.5 million at March 31, 2012 and December 31,2011, respectively. Charge-offs of impaired loans in the 2012 first quarter totaled $347,000, while $37.5 million of impaired loans have no allowance allocated to them as sufficient collateral exists.

The average balance of impaired loans in the first quarter of 2012 was $42.9 million, compared to $36.5 million for the same period in 2011. Most of the impaired loans are secured by small commercial real estate properties. There was no interest income recognized on impaired loans during the first three months of 2012 or 2011.

Included in impaired loans are loans to churches totaling $10.0 million with a related allowance of $545,000. Additionally, impaired loans include $7.8 million of construction loans participations acquired from the third-party lender with no related allowance.

We may extend, restructure or otherwise modify the terms of existing loans on a case-by-case basis to remain competitive or to assist other customers who may be experiencing financial difficulty. If a concession has been made to a borrower experiencing financial difficulty, the loan is then classified as a troubled debt restructuring (“TDR”). The majority of concessions made for TDRs involve lowering the monthly payments on the loans either through a reduction in the interest rate below a market rate, an extension of the term of the loan or a combination of the two methods. They seldom result in the forgiveness of principal or accrued interest; in addition, we attempt to obtain additional collateral or guarantees when modifying such loans. If the borrower demonstrates the ability to perform under the restructured terms, the loan will continue to accrue interest. Nonaccrual restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are considered collectible.

As a result of the adoption of ASU 2011-02, CNB reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and has concluded that the adoption of ASU 2011-02 did not materially impact the number of TDRs or the specific reserves for such loans included in our allowance for loan losses.

Troubled debt restructured loans (“TDRs”) totaled $5.2 million, with a related allowance of $108,000 at March 31, 2012 and included seven borrowers. TDRs to five borrowers amounting to $3.9 million were accruing. The remaining two loans continue to be on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.

The Corporation did not have any loans modified as TDRs during the first three months of 2012.

The following tables present loans by loan class modified as TDRs as of March 31, 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at March 31, 2012, respectively. There were no charge-offs resulting from loans modified as TDRs during the first quarter of 2012.

	At March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding
Churches	3	$3,100	$2,591
Commercial real estate:
Other	2	3,225	1,895
Total commercial real estate	5	6,325	4,486
Residential mortgage	3	939	749
Total	8	$7,264	$5,235

10. Provision and allowance for loan losses

The following tables present the allowance for loan losses by portfolio segment along with the related recorded investment in loans based on impairment method.

	Allowance for Loan Losses				Recorded Investments
March 31, 2012	Individually Evaluated	Collectively Evaluated	Unallocated	Total Allowance	Individually Evaluated	Collectively Evaluated	Total Recorded Investment
(In thousands)
Commercial loans	$214	$937	$—	$1,151	$354	$23,681	$24,035
Real estate loans
Church	545	1,434		1,979	10,008	46,539	56,547
Construction - other than third-party	—	567		567	5,555	4,535	10,090
Construction - third-party originated	—	—		—	7,799	—	7,799
Multifamily	204	259		463	1,665	9,433	11,098
Commercial	65	1,695		1,760	14,798	51,640	66,438
Residential	26	849		875	2,513	22,886	25,399
Installment	—	45		45	—	630	630
Unallocated	—	—	3,770	3,770	—	—	—
	$1,054	$5,786	$3,770	$10,610	$42,692	$159,344	$202,036

	Allowance for Loan Losses				Recorded Investments
December 31, 2011	Individually Evaluated	Collectively Evaluated	Unallocated	Total Allowance	Individually Evaluated	Collectively Evaluated	Total Recorded Investment
(In thousands)
Commercial loans	$216	$1,089	$—	$1,305	$363	$26,153	$26,516
Real estate loans
Church	545	1,537		2,082	9,586	47,872	57,458
Construction - other than third-party	311	687		998	6,070	4,378	10,448
Construction - third-party originated	346	—		346	8,037	—	8,037
Multifamily	—	285		285	1,308	11,299	12,607
Commercial	65	1,876		1,941	15,027	54,619	69,646
Residential	38	802		840	2,583	20,752	23,335
Installment	—	51		51	—	720	720
Unallocated	—	—	3,022	3,022	—	—	—
	$1,521	$6,327	$3,022	$10,870	$42,974	$165,793	$208,767

The changes in allowance for loan losses are set forth below:

	Balance,	Provision for Loan Losses			Balance,
(In thousands	December 31, 2011		Recoveries	Charge-offs	March 31, 2012
Commercial loans	$1,305	$(48)	$38	$144	$1,151
Real estate loans
Church	2,082	37	—	140	1,979
Construction - other than third-party originated	998	(428)	2	5	567
Construction - third-party originated	346	(346)	—	—	—
Multifamily	285	178	—	—	463
Other	1,941	(131)	91	141	1,760
Residential	840	122	12	99	875
Installment	51	(7)	1	—	45
Unallocated	3,022	748	—	—	3,770
	$10,870	$125	$144	$529	$10,610

11. Long-term debt

At March 31, 2012, long-term debt included a $5 million, 5% senior note due in February 2022 issued under a Credit Agreement (as defined below). Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the note agreement. Quarterly principal payments of $250,000 commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100,000 annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by CNB and the lender to provide financing to small businesses that would not qualify for bank loans.

On November 3, 2010, the Corporation entered into a First Amendment to Credit Agreement (the “Amendment”) with The Prudential Insurance Company of America (“Prudential”) amending and modifying that certain Credit Agreement by and between the Corporation and Prudential, dated as of February 21, 2007 (the “Credit Agreement”).

The purpose of the Amendment was to: (a) modify the use of proceeds provisions of the Credit Agreement governing Prudential’s $5,000,000 unsecured term loan to the Corporation so that the Corporation could convert its $5,000,000 subordinated loan to the Bank into equity of the Bank that will be treated by the OCC as tier I regulatory capital; (b) waive certain events of default resulting from the Bank’s entry into the Formal Agreement with the OCC and failure to meet certain other material obligations, including deferral of dividends to its Series F and G preferred stockholders and deferral of certain obligations to holders of debentures related to its trust preferred securities; (c) waive any default interest that may have accrued during the pendency of such events of default; and (d) amend and restate the financial covenants of the Credit Agreement. On November 30, 2010, upon receipt of OCC approval the subordinated loan was converted into equity, thereby increasing the Bank’s tier 1 leverage capital. However, as a result of the Consent Order entered into on December 22, 2010 and the failure to achieve certain capital ratios required by the OCC, the Corporation was once again in default under this loan and is attempting to obtain a waiver from the lender. As a result of the default, the loan has been reclassified to short-term portion of long-term debt on the accompanying Consolidated Balance Sheets.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Level 1 securities include securities issued by the U.S. Treasury Department based upon quoted market prices. Level 2 securities include fair value measurements obtained from various sources including the utilization of matrix pricing, dealer quotes, market spreads, live trading levels, credit information and the bond's terms and conditions, among other things. Any investment security not valued based on the aforementioned criteria are considered level 3. Level 3 fair values are determined using unobservable inputs and include corporate debt obligations for which there are no readily available quoted market values as discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments.” For such securities, market values have been provided by the trading desk of an investment bank, which compares characteristics of the securities with those of similar securities and evaluates credit events in underlying collateral or obtained from an external pricing specialist, which utilized a discounted cash flow model.

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

The fair value information provided is indicative of the estimated fair values of those financial instruments and should not be interpreted as an estimate of the fair market value of the Corporation taken as a whole. The disclosures do not address the value of recognized and unrecognized non-financial assets and liabilities or the value of future anticipated business. In addition, tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2012 and December 31, 2011.

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

Deposit liabilities

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at March 31, 2012 and December 31, 2011. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

These fair values do not include the value of core deposit relationships that comprise a significant portion of the Bank's deposit base.

Management believes that the Bank's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial value separate from the deposit balances.

Long-term debt

The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

Commitments to extend credit and letters of credit

The estimated fair value of financial instruments with off-balance sheet risk is not significant at March 31, 2012 and December 31, 2011.

The following tables present the assets that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy and on the consolidated statements of financial condition at March 31, 2012 and December 31, 2011. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
	March 31,	For Identical Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U. S. government agency securities	$9,035	$9,035	$—	$—
Obligations of U.S. government sponsored entities	20,357	—	20,357	—
Obligations of state and political subdivisions	3,537	—	3,537	—
Mortgage-backed securities	56,825	—	56,825	—
Corporate and other debt securities	6,541	—	6,131	410
Equity securities	2,748	—	2,748	—
Total available for sale	99,043	9,035	89,598	410
Total assets	$99,043	$9,035	$89,598	$410
Nonrecurring fair value measurements:
Collateral-dependent impaired loans	$11,578	$—	$—	$11,578
Other real estate owned	2,101	—	—	2,101
Total	$13,679	$—	$—	$13,679

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
	December 31,	For Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U. S. government agency securities	$9,151	$9,151	$—	$—
Obligations of U.S. government sponsored entities	13,027	—	13,027	—
Obligations of state and political subdivisions	3,500	—	3,500	—
Mortgage-backed securities	60,432	—	60,432	—
Corporate and other debt securities	6,207	—	5,795	412
Equity securities	2,741	—	2,741	—
Total available for sale	95,058	9,151	85,495	412
Total assets	$95,058	$9,151	$85,495	$412
Nonrecurring fair value measurements:
Collateral-dependent impaired loans	$12,632	$—	$—	$12,632
Other real estate owned	1,524	—	—	1,524
Total	$14,156	$—	$—	$14,156

The following table presents the carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated balance sheets at March 31, 2012 and December 31, 2011.

		March 31, 2012		December 31, 2011
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and other short-term investments	Level 1	$48,622	$48,622	38,560	38,560
Interest-bearing deposits with banks	Level 1	1,652	1,661	1,940	1,940
Net loans	Level 3	201,977	197,008	208,715	203,084
Accrued interest receivable	Level 1	1,550	1,550	1,561	1,561
Financial liabilities
Deposits without stated maturities	Level 1	164,669	149,607	152,054	138,290
Deposits with stated maturities	Level 2	151,461	154,580	147,217	150,753
Long-term debt	Level 2	19,200	20,412	19,200	20,436
Accrued interest payable (1)	Level 1	781	781	681	681
(1) Included in accrued expenses and other liabilities.

The following methods and assumptions that were used to estimate the fair value of other financial assets and financial liabilities in the table above:

Cash and due from banks and interest-bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of that value because of the short maturity of these items.

Loans. Fair value of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate and exit- price to fair value, but instead area based on a comparison to current market rates for comparable loans.

Accrued interest receivable and payable. The carrying amounts of accrued interest approximate their fair value due to the short-term nature of these items.

Deposits without stated maturities. The current carrying amounts approximate the estimated fair value of demand deposits and savings accounts.

Deposits with stated maturities. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Long-term debt. The fair value of long-term debt was estimated based on rates currently available to the Corporation for debt with similar terms and remaining maturities.

13. Subsequent events

As defined in FASB ASC 855-10, “Subsequent Events,” subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that compiles with GAAP. The Corporation has evaluated subsequent events through August 21, 2012, which is the date that the Corporation’s financial statements are being issued.

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

In the second quarter of 2012, we sold our interest in an unconsolidated leasing subsidiary for $2.9 million, recognizing a gain on the transaction of $500,000.

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

Cautionary statement concerning forward-looking statements

This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. Such forward - looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayments assumptions, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligations for updating any such forward-looking statement at any time.

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

The Federal Reserve Bank maintained and continued to support a target range of zero to .25% for the federal funds rates. Management believes that the current low interest rate environment, coupled with persistent high unemployment and depressed commercial real estate prices in our market area, will continue to challenge our business operations during the remainder of 2012.

The Bank is subject to a Consent Order with the Comptroller of the Currency (the “OCC”), and the Corporation is a party to the FRBNY Agreement, each as described in Note 3 of the Notes to the Consolidated Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent Order and is taking steps to remedy its noncompliance with the Consent Order; however, there is no assurance that it will be able to do so.

The Corporation recorded a $644,000 net loss for the first quarter ended March 31, 2012 compared to a net loss of $1.6 million for the same period in 2011. The first - quarter loss reduction resulted primarily from a decline in the loan loss provision from $1.2 million to $125,000, offset in part by a decline in net interest income from $2.8 million to $2.3 million. Driving the recurring losses from operations were higher credit costs and expenses incurred in connection with complying with the provisions of the aforementioned Consent Order.

Additionally, we expect to record operating losses for the remainder of 2012 due to costs related to consultants retained to achieve compliance with the Consent Order, higher FDIC insurance expense and elevated credit costs, along with lower net interest income.

Financial Condition

At March 31, 2012, total assets were $359.4 million, which was relatively unchanged from $358.4 million at the end of 2011. Average assets, however, declined $42.5 million for the first three months of 2012 to $352.5 million from a year earlier. Total deposits increased by $16.8 million to $316.1 million at March 31, 2012 from $299.3 million at December 31, 2011.

Federal funds sold

There were no federal funds sold at March 31, 2012 compared to $32.6 million at December 31, 2011, as all the federal funds sold balances were transferred to higher earning interest-bearing deposits with banks.

Cash and due from banks

This category grew significantly as we moved our federal funds balances into an interest-bearing account at the Federal Reserve Bank of New York, earning a higher rate than other correspondents. The account balance in the Federal Reserve Bank of New York totaled $45.0 million at March 31, 2012.

Investments

The investment portfolio increased $3.9 million, or 4.2%, to $99.0 million at March 31, 2012 from $95.1 million at December 31, 2011. The portfolio was relatively inactive except for pay downs and purchases to replace collateral for municipal deposits.

Loans

Loans declined $6.7 million, or 3.2%, to $202.0 million at March 31, 2012 from $208.7 million at December 31, 2011, while average loans of $205.1 million in the first three months of 2012 were down from $241.6 million for the first three months of 2011. The declines resulted primarily from pay downs and principal payments. We are presently originating very few loans, which are primarily to existing customers. We expect to resume originations as well as purchases in the secondary market in 2012, and will diversify the concentration in commercial real estate (“CRE”) loans by seeking commercial or residential mortgage loans, as well as consumer credit. This will improve our concentration ratios which will remain high and even increase as our total portfolio is shrinking and capital levels are declining due to operating losses.

Allowance requirements for several categories of loans declined at March 31, 2012 compared to 2011 year-end, reflecting improvements in the credit quality of the portfolio as evidenced by reductions in special mention and substandard loans and a small increase in the doubtful categories. Additionally, total past due loans declined from $66.1 million at the end of 2011 to $60.8 million at March 31, 2012, with the largest decline occurring in church loans.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

(In thousands)	Balance, December 31, 2011	Provision for Loan Losses	Recoveries	Charge offs	Balance, March 31, 2012
Commercial loans	$1,305	$(48)	$38	$144	$1,151
Real estate loans
Church	2,082	37	—	140	1,979
Construction - other than third-party originated	998	(428)	2	5	567
Construction - third-party originated	346	(346)	—	—	—
Multifamily	285	178	—	—	463
Other	1,941	(131)	91	141	1,760
Residential	840	122	12	99	875
Installment	51	(7)	1	—	45
Unallocated	3,022	748	—	—	3,770
	$10,870	$125	$144	$529	$10,610

(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance at beginning of period	$10,870	$10,626
Provision for loan losses	125	1,200
Recoveries of previous charge-offs	144	91
	11,139	11,917
Less: Charge-offs	529	1,087
	$10,610	$10,830

The allowance for loan losses (“ALLL”) is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. Generally, losses on loans are charged against the allowance for loan losses when it is believed that the collection of all or a portion of the principal balance is unlikely and the collateral is not adequate.

Certain inherent, but unconfirmed losses are probable within the loan portfolio. The Bank's operations and lending activities are centered in urban communities that are more vulnerable to economic downturns. Unanticipated events, including political, economic and regulatory changes, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance.

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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk - related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. The Bank's methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans and assessing the nature and trend of loan charge-offs. Additionally, the volume of nonperforming loans, concentration risks by size, type and geography, new markets, collateral adequacy and economic conditions are taken into consideration.

The allowance established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. Loans with a grade that is below a predetermined grade are adversely classified. Any change in the credit risk grade of performing and/or nonperforming loans affects the amount of the related allowance.

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

Additionally, management individually evaluates nonaccrual loans and all troubled debt restructured loans for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows from the borrower or the proceeds from the disposition of the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral - dependent impaired loan balances are written down to the current fair value of each loan's underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank's collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan's original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses.

The allowance also contains unallocated reserves to cover inherent losses within a given loan category, which have not been otherwise reviewed or measured on an individual basis. This unallocated portion of the allowance reflects management's best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion considered unallocated may fluctuate from period to period based on management's evaluation of the factors affecting the assumptions used in calculating the overall allowance, including historical loss experience, current economic conditions and industry or borrower concentrations. Changes may also occur due to the necessity of maintaining consistent loss coverage ratios for the various loan risk components.

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

Most loan risk categories experienced declines in the related ALLL allocations at March 31, 2012 due to reductions in the related unpaid principal balances, along with improvements in asset quality, as excess allowance balances were transferred to the unallocated allowance.

The allowance represented 5.25% of total loans at March 31, 2012 compared to 5.21% at December 31, 2011, while the allowance represented 25.32% of total nonperforming loans at March 31, 2012 compared to 24.58% at the end of 2011 due to a decline during the first quarter of 2012 in total loans and nonperforming loans, respectively.

Allowance for loan losses as a percentage of:

	March 31, 2012	December 31, 2011	March 31, 2011
Allowance for loan losses as a percentage of:
Total Loans	5.25%	5.21%	4.60%
Total nonperforming loans	25.32%	24.58%	23.44%
Year-to-date net charge-offs as a percentage of average loans (annualized)	0.75%	1.22%	1.65%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments are credited to principal when received.

The following table presents the principal amounts of nonperforming loans and other real estate owned.

Nonperforming loans and other real estate owned

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Loans past due 90 days and still accruing:
Commercial	$114	$143	$634
Real estate	25	2,075	5,910
Total loans past due 90 days and still accruing:	139	2,218	6,544
Nonaccrual loans:
Commercial	2,087	2,288	2,036
Real estate	39,683	39,720	37,628
Total nonaccrual loans	41,770	42,008	39,664
Total nonperforming loans	41,909	44,226	46,208
Other real estate owned	2,101	1,524	1,913
Total nonperforming assets	$44,010	$45,750	$48,121

Nonperforming assets decreased to $44.0 million for the period ending March 31, 2012 from $45.8 million at the end of 2011 due primarily to a large decline in loans past due 90 days and still accruing, which declined due to loan payoffs. Nonperforming loans decreased by $2.3 million, while other real estate owned increased due to the transfer of a commercial real estate loan.

During the first quarter of 2012, the commercial real estate portfolio continues to be stressed by the effects of the economic recession in the Bank's trade area. Included in the March 31, 2012 portfolio, there are loans to churches totaling $56.5 million and loans acquired from a third-party lender totaling $10.7 million, compared to $57.5 million in loans to churches and $10.4 million in loans acquired from a third-party lender for the year ended 2011. Nonaccrual loans include $8.5 million of loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the weak economy and $7.8 million of loans acquired from the third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be encumbered. Nonaccrual loans to churches located in New York totaled $3.9 million at March 31, 2012.

Impaired loans totaled $42.7 million at March 31, 2012 compared to $43.0 million at December 31, 2011. Charge-offs of impaired loans totaled $347,000 for the three months ended March 31, 2012, while $37.5 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The related allocation of the allowance for loan losses on impaired loans amounted to $1.1 million and $1.5 million for March 31, 2012 and December 31, 2011, respectively. The average balance of impaired loans in the first quarter of 2012 and 2011 was $42.9 million and $36.5 million, respectively. Most of the impaired loans are secured by commercial real estate properties.

Troubled debt restructured loans (“TDRs”) totaled $5.2 million at March 31, 2012 compared to $5.7 million at December 31, 2011, with a related allowance of $108,000 and $111,000 at March 31, 2012 and December 31, 2011, respectively, and included seven borrowers. TDRs to five borrowers amounting to $3.9 million are accruing. The remaining two loans are on nonaccrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.

Other assets

Other assets declined $6.9 million, or 51.8%, to $6.4 million at March 31, 2012 from $13.3 million at December 31, 2011. This decrease was primarily due to the January 2012 settlement of securities sold in December 2011.

Other real estate owned

Other real estate owned (“OREO”) increased $577,000, or 37.9%, to $2.1 million at March 31, 2012 from $1.5 million at December 31, 2011. The balance increase was due to a commercial real estate foreclosure of $623,000, offset by a sale of an existing residential property of $46,000.

Deposits

The Bank's deposit levels may change significantly on a daily basis because deposit accounts maintained by municipalities represent a significant part of the Bank's deposits and may be more volatile than commercial or retail deposits.

These municipal and U.S. government accounts represent a substantial part of the Bank's business, tend to have high balance relationships and comprise most of the Bank's accounts with balances of $250,000 or more. These accounts are used for operating and short-term investment purposes by the municipalities and require collateralization with readily marketable U.S. government securities or Federal Home Loan Bank of New York municipal letters of credit. Prior to 2010, we also held short-term municipal investment time deposits for the municipalities' investment purposes but no longer offer such accounts.

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

Total deposits increased $16.8 million, or 5.6%, to $316.1 million at March 31, 2012 from $299.3 million at December 31, 2011, while average deposits decreased to $308.6 million for the first three months of 2012 from $346.9 million for the first three months of 2011. The decline in deposits resulted from a deleverage program whereby asset levels are reduced to improve capital ratios.

Total non-interest - bearing demand deposits declined $4.9 million, or 13%, to $32.5 million at March 31, 2012 from $37.4 million at December 31, 2011, while average demand deposits decreased to $35.9 million for the first three months of 2012 compared to $45.8 million for the first quarter of 2011.

Passbook and statement savings deposits totaled $23.0 million at March 31, 2012, relatively unchanged from December 31, 2011 and averaged $22.9 million for the first quarter of 2012 compared to $23 million at March 31, 2011.

Money market deposit accounts declined $639,000 or 1.4%, to $43.6 million at March 31, 2012 from $44.2 million at December 31, 2011, while the average balance declined $11.2 million, or 19.4%, to $46.8 million for the first three months of 2012 from $58 million for the first quarter of 2011.

Interest-bearing demand deposit accounts increased $17.8 million, or 37.3%, to $65.6 million at March 31, 2012 from $47.7 million at December 31, 2011, while the average balance increased $3.7 million, or 7.9% to $51.1 million for the first three months of 2012 from $47.4 for the first quarter of 2011.

Total time deposits increased $4.2 million, or 2.9%, to $151.5 million at March 31, 2012, from $147.2 million at December 31, 2011, while average time deposits decreased to $151.8 million for the first three months of 2012 compared to $172.7 million for the same quarter in 2011.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $15.6 million to $4.6 million at March 31, 2012 from $20.2 million at December 31, 2011. This decrease was primarily due to securities purchased in December 2011 with settlement dates in January 2012 totaling $15.1 million.

Long-term debt

Long-term debt totaled $14.2 million at March 31, 2012 and December 31, 2011, respectively, while the average balance of long-term debt was also $14.2 million for the first three months of March 31, 2012 and March 31, 2011, respectively.

Capital

A significant measure of the strength of a financial institution is its shareholder's equity, which is comprised of three components: (1) core capital (common equity), (2) preferred stock and (3) accumulated other comprehensive income or loss (“AOCI”). For regulatory purposes, capital is defined differently, as are the ratios used to determine capital adequacy. Regulatory risk-based capital ratios are expressed as a percentage of risk-adjusted assets, and relate capital to the risk factors of a bank's asset base, including off-balance sheet risk exposures. Various weights are assigned to different asset categories as well as off-balance sheet exposures depending on the risk associated with each. In general, less capital is required for less risk. Capital levels are managed through asset size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

Typically, the primary source of capital growth is through retention of earnings, reduced by dividend payments. During 2010, 2011 and as well as in February and May 2012, City National Bancshares Corporation deferred the payments of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”).

The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently, and no dividend payments were made during the first three months of 2012. Accrued but unpaid dividends have been charged to surplus and added to the preferred stock outstanding balance.

Set forth below are consolidated and bank-only capital ratios.

	Consolidated		Bank Only
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets	9.55%	9.34%	11.71%	11.37%
Minimum to be considered well-capitalized	6.00	6.00	6.00	6.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	10.00	10.00

Total capital to risk-adjusted assets	13.03	12.72	13.00	12.66
Minimum to be considered well-capitalized	10.00	10.00	10.00	10.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	13.00	13.00

Leverage ratio:
Actual	6.42	6.52	7.88	7.94
Minimum to be considered well-capitalized	5.00	5.00	5.00	5.00
Minimum to be considered well-capitalized under OCC requirements	N/A	N/A	9.00	9.00

Almost all the regulatory capital ratios at March 31, 2012 were generally higher than the ratios at December 31, 2011 due to the continuing effects of the deleveraging program undertaken in 2011, while the leverage ratios were lower due to the operating losses.

On April 10, 2009, CNBC issued 9,439 shares of senior fixed-rate cumulative perpetual preferred stock, Series G, to the U.S. Department of Treasury under the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The shares have an annual 5% cumulative preferred dividend rate for the first five years, payable quarterly, after which the rate increases to 9%. The $9.4 million preferred stock issuance is considered Tier I capital, as is the $9.0 million of such capital that was down streamed to the Bank.

The Bank is subject to a Consent Order with the Comptroller of the Currency and the Corporation is a party to the FRBNY Agreement, each as described in Note 3 to the Consolidated Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent order. The Bank is taking steps to remedy its non-compliance with the Consent Order; however, there is no assurance that it will be able to do so.

The Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier I capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011.

As of March 31, 2012 and December 31, 2011, 100% of the trust preferred securities qualified as tier I capital under the final rule adopted in March 2005. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, the Corporation's outstanding trust preferred securities will continue to count as tier I capital but the Corporation will be unable to issue replacement or additional trust preferred securities that would count as tier I capital.

The Corporation is presently attempting to raise additional capital. A capital raise may trigger a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carry forwards upon a change of control. If a change of control is triggered, it could result in a loss of deductibility of a portion of the Corporation's deferred tax asset.

Results of Operations

The Corporation recorded a net loss of $644,000 for the first quarter of 2012 compared to a net loss of $1.6 million for the same 2011 period. Related loss per share on a diluted basis were $(5.91) and $(12.80), respectively. The decrease in net loss was primarily due to the reduction of the provision for loan losses of $1.1 million, partially offset by a reduction in net interest income of $496,000.

Net interest income

On a fully taxable equivalent (“FTE”) basis, net interest income totaled $2.3 million in the first quarter of 2012, $496,000 less than the similar 2011 period, while the related net interest margin fell 21 basis points, to 2.65% from 2.86%. Although interest expense declined $247,000, interest income was down $743,000 due to a number of factors, including the lack of loan originations, the continued interest loss on nonaccrual loans and loan and investment principal payments were largely reinvested in interest-bearing deposits with banks.

Interest income on an FTE basis declined to $3.3 million for the first quarter of 2012 from $4.1 million in the similar 2011 quarter due to a reduction in earning assets, which averaged $339.9 million in the first quarter of 2012 compared to $378.3 million in the first quarter of 2011. The continued low interest rate environment had a significant impact because reinvestment of the investment portfolio pay downs and maturities were reinvested into the portfolio at lower rates. Additionally, in order to enhance liquidity, much of the runoff in both the loan and investment portfolios was reinvested into interest-bearing deposits with banks at minimal interest rates.

Interest income on federal funds declined $7,000 to $4,000 for the first three months of 2012 compared to $11,000 for the same period of 2011, while the average balance declined by $12.7 million to $19.3 million for the current quarter of 2012 from $32 million for the same quarter of 2011, combined with the average yield declining 6 basis points to .08% for the period of 2012 from .14% for the same period in 2011. The low yield resulted from the Federal Reserve Bank's Federal Open Market Committee's ongoing decision to leave the federal funds target rate at a range of 0%-.25%.

Interest income on taxable investment securities decreased $230,000 to $753,000 for the first three months of 2012 from $983,000 for the first three months of 2011 due to a decline in the average balance of $1.9 million to $95.0 million for the first quarter of 2012 compared to $96.9 million for the same period of 2011, along with a lower average rate earned, which fell from 4.06% to 3.17%.

Tax-exempt investment income also declined due to the sale of the tax-exempt investment portfolio in 2011.

Interest income on loans fell $445,000 in the first three months of 2012 compared to the same period in 2011from $3.0 million to $2.5 million due to a lower average rate earned, which declined from 4.97% to 4.91%, and was further reduced by income lost on nonaccrual loans.

Interest expense declined $247,000, or 18.7%, from $1.3 million to $1.1 million in the first three months of 2012, as the average rate paid on interest-bearing liabilities declined 20 basis points, from 1.67% to 1.47%, while the average balance of interest-bearing liabilities declined $28.4 million from $320.3 million in the first three months of 2011 to $291.9 million for the first quarter of 2012.

Provision for loan losses

The provision declined significantly in the first quarter of 2012 to $125,000 from $1.2 million for the similar quarter in 2011. The decline resulted from a reduction in loan charge-offs in 2012. Although net charge-offs totaled $385,000, which is in excess of the provision, based on an ongoing evaluation of the loan portfolio and the ALLL, management believes that the ALLL level at March 31, 2012 is adequate.

Other operating income

Other operating income, including the results of investment securities transactions, increased $135,000, to $772,000 in the first quarter of 2012 from $637,000 for the similar quarter in 2011, primarily due to higher income from an unconsolidated leasing subsidiary that we have a 35.4% ownership interest along with two other minority-owned banks, as well as rental income received from OREO properties.

Other operating expenses

Other operating expenses of $3.5 million in the first quarter of 2012 were slightly lower by $207,000, or 5.5%, than the first quarter of 2011, although there were significant changes within the various expense categories. Salaries and other employee benefits rose by $132,000 due to hiring of additional senior management to assist in the Corporation's restructure. Additionally, we received an insurance claim recovery of $150,000 from a loss incurred in 2010, management consulting fees declined $111,000 and appraisal fees declined $100,000.

Income tax expense

Income tax expense in both the first quarter of 2012 and 2011 was limited to state tax expense as federal income tax benefits were restricted by valuation allowances. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.

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

The Bank depends primarily on deposits as a source of funds, and prior to the Consent Order, also provided for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank (“FHLB”), federal funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank and the Federal Reserve Bank discount window for longer-term funding purposes and at March 31, 2012 had $10 million in long-term advances outstanding. All the Bank's borrowings must be collateralized.

A significant part of the Bank's deposit base is from municipal deposits, which comprised $107.7 million, or 34.1% of total deposits at March 31, 2012, compared to $91.3 million or 30.5% of total deposits at December 31, 2011. These relationships arise due to the Bank's urban market, leading to municipal deposit relationships. $57.5 million of investments securities were pledged as collateral for these deposits along with $38.3 million in Federal Home Loan Bank letters of credit, all of which require collateralization. As a result of the large size of these individual deposit relationships, these municipalities represent a potentially volatile source of liquidity, although they have historically been a stable source of deposits.

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

Municipal deposit levels may fluctuate significantly depending on the cash requirements of the municipalities. The Bank maintains significant interest-earning bank balances and has ready sources of available short-term borrowings in the event that the municipalities have unanticipated cash requirements. Such sources include federal funds lines, FHLB advances and access to the repurchase agreement market, utilizing the collateral for the withdrawn deposits. In certain instances, however, these lines may be reduced or not available in the event of a significant decline in the Bank's credit quality or capital levels.

As a result of the loss incurred, there were no significant sources or uses of cash during the first three months of 2012 from operating activities. Net cash used in investing activities was for investing in short-term interest-bearing deposits with the Federal Reserve Bank and investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from loan maturities, principal payments and early redemptions of investment securities available for sale. The most significant use of funds for financing activities was a decrease in deposits while there were no uses of cash provided by financing activities.

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

A simulation model is used for asset-liability management purposes, assuming an immediate and parallel 100 basis point shift in interest rates. The most recently prepared model indicates that net interest income would increase 3.83% from base case scenario if interest rates rise 200 basis points and decline 14.64% if rates decrease 200 basis points. Additionally, the economic value of equity would increase 6.16% if rates rose 200 basis points and decline 22.14% if rates declined 200 basis points.

Management believes that the exposure to 200 basis points or more, falling rate environment is nominal given the historically low interest rate environment. These results indicate that the Corporation is asset-sensitive, meaning that the interest rate risk is higher if interest rates fall, which management does not expect to occur during 2012 based on the current low interest rate environment.

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

(b)  Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Agreement with the OCC in the Consent Order.

(c) Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13-a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management has conducted an evaluation of the effectiveness of the Corporation's control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that as of March 31, 2012, due to continued errors in the impairment analysis performed for the ALLL calculation, the failure of management to review at a level of precision to identify misstatements in the allowance calculation, and management's failure to comply with articles in the Consent Order surrounding the Allowance for loan losses, a material weakness exists in the preparation and review of the allowance for loan loss calculation.

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

The Corporation's Financial Results and the Bank's Failure to Comply with the Consent Order Raises Substantial Doubt About the Corporation's and the Bank's Ability to Continue as Going Concerns Through the End of 2012.

The Corporation recorded a net loss of $644,000 for the 2012 first quarter and a net loss of $3.7 million for fiscal 2011. These financial results and the failure of the Bank to comply with the Consent Order with the OCC, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation's and the Bank's ability to continue as going concerns through the end of 2012.

The Corporation Has Deferred Payment of Dividends on its Series G Preferred Stock and Certain Debentures and May Not Pay Dividends on its Common or other Preferred Stock Until Such Series G Dividends and Interest on Debentures are Paid.

In February, 2012, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program.   In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II. The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively.  Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid-up currently. Additionally, the Corporation intends to defer payments in 2012 on the aforementioned instruments and cannot presently determine when such payments will resume.

There have been no other material changes in risk factors since December 31, 2011.

For a summary of risk factors relevant to the corporation and its subsidiary's operations, please refer to Part I, Item 1a in the Corporation's December 31, 2011 Annual Report to Stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to his employment agreement dated October 1, 2011 we are issuing to Mr. Pinkett 20,000 shares of common stock at a price of $3.00 per share evenly over the term of his employment (from October 1, 2011 to October 1, 2012).

The Corporation is relying on the exemption in Section 4(2) of the Securities Act and/or Regulation D adopted pursuant to the Securities Act in the issuance of the aforesaid shares, as these were private placements of securities to our principal executive officer and a director.

Item 3. Defaults Upon Senior Securities

(b) In the first quarter of 2012, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividends in the amount of $117,987 each on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program.  As of the last day of the 2012 first quarter, an aggregate of $1.1 million in its Series G dividends had been deferred.  In addition, during the first quarter of 2012, the Corporation deferred its regularly scheduled quarterly interest payments of $33,863 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”), as permitted by the terms of such debentures. As of the last day of the first quarter of 2012, a total of $252,818 in interest under such debentures was deferred.

In addition, dividends on all other series of the Corporation's preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G preferred is outstanding, without the consent of the holder of the Series G preferred.

	Amount Deferred	Total Deferred
Series	in First Quarter	to Date
A	$12,000	$12,000
C	2,160	2,160
D	3,300	3,300
E	147,000	147,000
F	149,318	1,343,869

The Corporation's failure to pay dividends for the previous five (5) consecutive dividend periods has triggered board appointment rights for the holders of the Series F preferred stock.  The Corporation's failure to pay dividends for six (6) consecutive dividend periods with respect to the Series G preferred stock has triggered additional board appointment rights for the holders of Series G preferred stock and Series F preferred stock.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

August 21, 2012	/s/ Preston D. Pinkett III
Preston D. Pinkett III
Chief Executive Officer and President

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

August 21, 2012	/s/ Edward R. Wright
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