Form 10-Q
period 2012-06-30
CITY NATIONAL BANCSHARES CORP
filed 2012-11-07
CIK 714980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐    No ☒
On June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), there was no public trading market for the registrant's common stock, consequently, the registrant was not able to determine the aggregate market value held by non-affiliates as of such date, based upon the price at which its common equity was last sold or the average bid and ask price of such common equity as of such date. There were 142,842 shares of common stock outstanding at November 1, 2012.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)
Dollars in thousands, except per share data	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$27,507	$5,960
Federal funds sold	—	32,600
Interest-bearing deposits with banks	1,629	1,940
Investment securities available for sale	100,550	95,058
Loans	194,868	208,715
Less: Allowance for loan losses	9,999	10,870
Net loans	184,869	197,845
Premises and equipment	2,733	2,686
Accrued interest receivable	1,505	1,561
Bank-owned life insurance	6,010	5,920
Other real estate owned	2,178	1,524
Other assets	4,190	13,348
Total assets	$331,171	$358,442
Liabilities and Stockholders' Equity
Deposits:
Demand	$36,562	$37,379
Savings	103,200	114,675
Time	149,992	147,217
Total deposits	289,754	299,271
Accrued expenses and other liabilities	4,459	20,200
Short-term portion of long-term debt	5,000	5,000
Long-term debt	14,200	14,200
Total liabilities	313,413	338,671
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value: Authorized 100,000 shares;
Series A , issued and outstanding 8 shares in 2012 and 2011	200	200
Series C , issued and outstanding 108 shares in 2012 and 2011	27	27
Series D , issued and outstanding 3,280 shares in 2012 and 2011	820	820
Preferred stock, no par value, perpetual noncumulative: Authorized 200 shares;
Series E, issued and outstanding 49 shares in 2012 and 2011	2,450	2,450
Preferred stock, no par value, perpetual noncumulative: Authorized 7,000 shares;
Series F, issued and outstanding 7,000 shares in 2012 and 2011	6,790	6,790
Preferred stock, no par value, perpetual cumulative: Authorized 9,439 shares;
Series G, issued and outstanding 9,439 shares,	10,771	10,504
Common stock, par value $10: Authorized 400,000 shares
141,911 and 134,530 shares issued in 2012 and 2011, respectively,
141,911 shares outstanding in 2012 and 134,530 in 2011	1,419	1,345
Surplus	88	601
Accumulated deficit	(5,031)	(3,163)
Accumulated other comprehensive income	224	423
Treasury stock, at cost - no common shares in 2012 and 3,204 common shares in 2011	—	(226)
Total stockholders' equity	17,758	19,771
Total liabilities and stockholders' equity	$331,171	$358,442

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands, except per share data	2012	2011	2012	2011
Interest income
Interest and fees on loans	$2,365	$2,984	$4,881	$5,945
Interest on federal funds sold and securities purchased under agreements to resell	—	8	4	19
Interest on deposits with banks	76	59	136	118
Interest and dividends on investment securities:
Taxable	677	945	1,430	1,928
Tax-exempt	—	61	—	123
Total interest income	3,118	4,057	6,451	8,133
Interest expense
Interest on deposits	834	1,074	1,692	2,195
Interest on long-term debt	206	201	422	401
Total interest expense	1,040	1,275	2,114	2,596
Net interest income	2,078	2,782	4,337	5,537
Provision for loan losses	1,125	814	1,250	2,014
Net interest income after provision for loan losses	953	1,968	3,087	3,523
Other operating income
Service charges on deposit accounts	249	289	502	571
ATM fees	68	75	136	151
Undistributed income from unconsolidated subsidiary	14	32	218	130
Earnings from cash surrender of life insurance	63	64	126	127
Income on other real estate owned	32	49	92	49
Other income	99	109	196	227
Net gains on securities transactions (Notes 4 and 5)	556	—	556	—
Net gains on sale of other real estate owned	—	—	2	—
Net gains on sale of other assets	500	—	525	—
Total other operating income	1,581	618	2,353	1,255
Other operating expenses
Salaries and other employee benefits	1,619	1,483	3,186	2,918
Occupancy expense	258	258	616	626
Equipment expense	122	112	253	245
Data processing expense	133	94	261	188
Professional fees	334	185	512	379
Marketing expense	120	63	239	122
Management consulting fees	380	554	754	1,039
Regulatory expense	10	395	261	690
Insurance claim recovery	1	2	(149)	2
Foreclosure expenses	68	108	130	130
OREO expense	93	47	186	74
Loss on disposal of fixed assets	18	—	18	30
Loss on other real estate owned	113	169	113	169
Other expenses	481	214	898	807
Total other operating expenses	3,750	3,684	7,278	7,419
Loss before income tax expense	(1,216)	(1,098)	(1,838)	(2,641)
Income tax expense	8	19	30	31
Net loss	$(1,224)	$(1,117)	$(1,868)	$(2,672)
Net loss per common share
Basic	$(9.80)	$(9.48)	$(15.82)	$(22.28)
Diluted	(9.80)	(9.48)	(15.82)	(22.28)
Basic average common shares outstanding	138,654	131,326	134,990	131,313
Diluted average common shares outstanding	138,654	131,326	134,990	131,313

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2012	2011	2012	2011
Net loss	$(1,224)	$(1,117)	$(1,868)	$(2,672)
Other comprehensive income (loss), net of tax:
Net gains arising during the period	541	1,415	991	1,156
Less reclassification adjustment for net gains included in net income	(1,108)	—	(1,190)	—
Total other comprehensive (loss) income	(567)	1,415	(199)	1,156
Total comprehensive (loss) income	$(1,791)	$298	$(2,067)	$(1,516)

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
In thousands	2012	2011
Operating activities
Net loss	$(1,868)	$(2,672)
Adjustments to reconcile net loss to net cash from operating activities:
Stock compensation	298	—
Depreciation and amortization	184	213
Provision for loan losses	1,250	2,014
Premium amortization of investment securities	486	54
Net gain on sales of investments	(556)	—
Net gain on sales of OREO	(2)	—
Net gain on sales of other assets	(525)	—
Writedowns on other real estate owned	113	169
Loss on disposal of fixed assets	18	30
Decrease in accrued interest receivable	56	228
Increase in bank-owned life insurance	(90)	(94)
Proceeds from the sale of other assets	3,369	—
Decrease in other real estate owned	48	9
Decrease in other assets	6,314	4,311
Decrease in accrued expenses and other liabilities	(15,741)	(1,342)
Net cash (used in) provided by operating activities	(6,646)	2,920
Investing activities
Decrease in loans, net	10,913	17,862
Decrease in interest-bearing deposits with banks	311	1,155
Proceeds from maturities of investment securities available for
sale, including principal repayments and early redemptions	14,739	10,223
Proceeds from sales of investment securities available for sale	7,253	—
Purchases of investment securities available for sale	(27,613)	(3,334)
Purchases of premises and equipment	(249)	(45)
Net cash provided by investing activities	5,354	25,861
Financing activities
Decrease in deposits	(9,517)	(18,219)
Issuance of treasury stock	2	2
Additional paid-in capital upon issuance of common stock	(246)	—
Net cash used in financing activities	(9,761)	(18,217)
Net (decrease) increase in cash and cash equivalents	(11,053)	10,564
Cash and cash equivalents at beginning of period	38,560	20,778
Cash and cash equivalents at end of period	$27,507	$31,342
Cash paid during the year
Interest	$1,945	$2,495
Income taxes	46	66
Non-cash transactions
Transfer of loans to other real estate owned	$813	$140

See accompanying notes to unaudited consolidated financial statements.

CITY NATIONAL BANCSHARES CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

1. Principles of consolidation

The accompanying consolidated financial statements include the accounts of City National Bancshares Corporation (the “Corporation” or “CNBC”) and its subsidiaries, City National Bank of New Jersey (the “Bank” or “CNB”) and City National Bank of New Jersey Capital Statutory Trust II (the "Trust"). All intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the balance sheet and revenues and expenses for related periods. Actual results could differ significantly from those estimates.

3. Going concern/regulatory compliance

The consolidated financial statements of the Corporation as of and for the three and six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Bank was subject to a Formal Agreement with the Office of the Comptroller of the Currency (the “OCC”) which was entered into on June 29, 2009 (the “Formal Agreement”). The Formal Agreement required, among other things, the enhancement and implementation of certain programs to reduce the Bank's credit risk, along with the development of a capital and profit plan, the development of a contingency funding plan and the correction of deficiencies in the Bank's loan administration. The Bank failed to comply with certain provisions of the Formal Agreement and failed to comply with the higher leverage ratio of 8% required to be maintained.

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

•
within ninety (90) days of the Order, the Bank Board shall develop, implement and thereafter ensure Bank adherence to an independent, internal audit program sufficient to detect irregularities and weak practices in the Bank's operations; determine the Bank's level of compliance with all applicable laws, rules and regulations; assess and report the effectiveness of policies, procedures, controls and management oversight relating to accounting and financial reporting; evaluate the Bank's adherence to established policies and procedures, with particular emphasis directed to the Bank's adherence to its loan, consumer compliance and BSA policies and procedures; evaluate and document the root causes for exceptions; and establish an annual audit plan using a risk-based approach sufficient to achieve these objectives.

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

As of June 30, 2012, when considering deadline extensions granted, the Corporation has been informed by the OCC that it has fully complied with only two of the thirteen articles of the Consent Order. The two articles in full compliance are Article II - Compliance Committee and Article XIII - Internal Audit Program. The remaining articles are in various stages of compliance and management continues to work diligently to achieve full compliance. Refer to the capital section of the Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

The Corporation recorded a net loss of $1,868,000 in the first six months of 2012 compared to a net loss of $2.7 million in the comparable 2011 periods. The reduced net loss was primarily due to a reduction in the provision for loan losses and gains on sales of investment securities and other assets, offset in part by a decline in net interest income. However, we are currently not generating sufficient operating income to cover operating expenses before consideration of the provision for loan losses. These ongoing losses will hamper management's ability to achieve compliance with the required capital ratios.

The decrease in real estate values in the Bank's market, as well as other macroeconomic factors such as unemployment levels, has contributed to the current credit quality issues and the continuing necessity of the Bank to provide for loan loss provisions. Additionally, collateral requirements for municipal deposit letters of credit ("MULOC") issued by the Federal Home Loan Bank have increased. While the Bank and the Corporation are implementing steps to improve their financial performance, there can be no assurance they will be successful. These deteriorating financial results and the failure of the Bank to comply with the OCC's higher mandated capital ratios under the Consent Order, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation's and the Bank's ability to continue as going concerns.

Management has developed a plan to address the compliance matters raised by the OCC and the ability to maintain future financial viability and submitted the plan to the OCC for approval. The plan provides for the addition of new lines of business and strategic growth initiatives, a restructuring of staff where necessary and the preparation and use of investor presentation to assist in a capital raise. We have formed a strategic alliance with a third-party online deposit vendor, which has provided alternative sources of deposits. We are also in the process of a capital raise and are expanding into new lines of business primarily to increase fee income and become less dependent on spread income. However, there can be no assurances that this plan, including the capital raise, can be successfully achieved.

4. Net loss per common share

The following table presents the computation of net loss per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2012	2011	2012	2011
Net loss	$(1,224)	$(1,117)	$(1,868)	$(2,672)
Accrued dividends on preferred stock	134	128	267	254
Net loss applicable to basic common shares	(1,358)	(1,245)	(2,135)	(2,926)
Dividends applicable to convertible preferred stock	—	—	147	147
Net loss applicable to diluted common shares	$(1,358)	$(1,245)	$(1,988)	$(2,779)
Number of average common shares
Basic	138,654	131,326	134,990	131,313
Diluted	138,654	131,326	134,990	131,313
Net loss per common share
Basic	$(9.80)	$(9.48)	$(15.82)	$(22.28)
Diluted	(9.80)	(9.48)	(15.82)	(22.28)

Basic loss per common share is calculated by dividing net loss plus dividends accrued on preferred stock by the weighted average number of common shares outstanding. On a diluted basis, both net loss and common shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if conversion is deemed dilutive. For both 2012 and 2011, the assumption of the conversion would have been anti-dilutive.

On April 10, 2009, the Corporation issued 9,439 shares of fixed-rate cumulative perpetual preferred stock to the U.S. Department of Treasury in connection with the Corporation’s participation in the Treasury’s TARP Capital Purchase Program. These shares require cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of issuance, after which the rate increases to 9% per annum. Dividends are paid quarterly in arrears and unpaid dividends are accrued over the period the preferred shares are outstanding.

During 2011 and the first six months of 2012, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury. In addition, the Corporation deferred its regularly scheduled quarterly interest payments on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II (the “Trust”) for the same periods.

The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid up currently. There were no dividend payments made on preferred stock in 2011 or 2012, although such dividends have been accrued because they are cumulative.

The Corporation did not pay a dividend on common stock in 2012 and is currently unable to determine when dividend payments may be resumed, and does not expect to pay common stock dividends for the foreseeable future. Whether cash dividends will be paid in the future depends upon various factors, including the earnings and financial condition of the Bank and the Corporation at this time. Additionally, federal and state laws and regulations contain restrictions on the ability of the Bank and the Corporation to pay dividends. Finally, the Consent Order stipulates that the Bank not pay dividends until it is in compliance with the provisions of the capital plan.

Subject to applicable law, the Board of Directors of the Bank and of the Corporation may provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. Because the Bank is a national banking association, it is subject to regulatory limitation on the amount of dividends it may pay to the Corporation. Prior approval of the OCC is required if the total dividends declared by the Bank in any calendar year exceeds net profit, as defined, for that year combined with the retained net profits from the preceding two calendar years, although currently such approval is required to pay any dividend. Based upon this limitation, no funds were available for the payment of dividends to the Corporation at June 30, 2012.

5. Comprehensive income (loss)

Total comprehensive income (loss) includes net loss and other comprehensive income or loss, which is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Corporation's total accumulated other comprehensive income as of June 30, 2012 and June 30, 2011 was $224,000 and $1.1 million, respectively. The difference between the Corporation's net loss and total comprehensive gain or loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

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

ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income,” requires an entity to present components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. ASU No. 2011-05 must be applied retrospectively and was effective for all interim and annual periods beginning on or after December 15, 2011. The adoption of ASU No. 2011-05 did not have a significant impact on the consolidated financial statements. The Corporation has included separate Consolidated Statements of Comprehensive Income as part of these financial statements.

7. Investment securities available for sale

The amortized cost and fair values of investment securities available for sale were as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$9,733	$231	$—	$9,964
Obligations of U.S. government-sponsored entities	24,529	227	62	24,694
Obligations of state and political subdivisions	3,318	257	—	3,575
Mortgage-backed securities	52,696	1,570	65	54,201
Other debt securities	7,402	34	1,948	5,488
Equity securities:
Marketable securities	800	—	20	780
Non-marketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,733	—	—	1,733
Total	$100,326	$2,319	$2,095	$100,550

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
In thousands
U.S. Treasury securities and obligations of U.S. government agencies	$9,005	$146	$—	$9,151
Obligations of U.S. government-sponsored entities	12,805	233	11	13,027
Obligations of state and political subdivisions	3,326	174	—	3,500
Mortgage-backed securities	58,373	2,059	—	60,432
Other debt securities	8,366	31	2,190	6,207
Equity securities:
Marketable securities	783	—	19	764
Non-marketable securities	115	—	—	115
Federal Reserve Bank and Federal Home Loan Bank stock	1,862	—	—	1,862
Total	$94,635	$2,643	$2,220	$95,058

The amortized cost and the fair value of investment securities available for sale are distributed by contractual maturity without regard to normal amortization, excluding mortgage-backed securities, which will have shorter estimated lives as a result of prepayments of the underlying mortgages.

June 30, 2012	Amortized Cost	Fair Value
In thousands
Due after one year but within five years:
U.S. Treasury securities and obligations of U.S. government agencies	$38	$38
Obligations of U.S. government-sponsored entities	56	56
Mortgage-backed securities	285	296
Other debt securities	1,000	961
Due after five years but within ten years:
U.S. Treasury securities and obligations of U.S. government agencies	37	37
Obligations of state and political subdivisions	1,673	1,807
Obligations of U.S. government-sponsored entities	146	147
Mortgage-backed securities	327	346
Due after ten years:
U.S. Treasury securities and obligations of U.S. government agencies	9,658	9,889
Obligations of state and political subdivisions	1,645	1,768
Obligations of U.S. government-sponsored entities	24,327	24,491
Mortgage-backed securities	52,084	53,559
Other debt securities	6,402	4,527
Total debt securities	97,678	97,922
Equity securities	2,648	2,628
Total	$100,326	$100,550

Investment securities available for sale that have had continuous unrealized losses as of June 30, 2012 and December 31, 2011 are set forth below.

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
In thousands
Obligations of U.S. government-sponsored entities	$4,974	$56	$1,703	$6	$6,677	$62
Mortgage-backed securities	6,258	65	—	—	6,258	65
Other debt securities	—	—	4,950	1,948	4,950	1,948
Equity securities	—	—	800	20	800	20
Total	$11,232	$121	$7,453	$1,974	$18,685	$2,095

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
In thousands
Obligations of U.S. government-sponsored entities	$1,527	$—	$1,824	$11	$3,351	$11
Other debt securities	831	104	4,809	2,086	5,640	2,190
Equity securities	—	—	783	19	783	19
Total	$2,358	$104	$7,416	$2,116	$9,774	$2,220

The gross unrealized losses set forth above as of June 30, 2012 were attributable primarily to single-issue trust preferred securities (“TRUPS”) issued by financial institutions, CDOs collateralized by TRUPS issued by banks and other corporate debt, all of which are included with other debt securities. The fair value of these securities has been negatively impacted by the lack of liquidity in the overall TRUPS and corporate debt markets although all issuers continue to perform. The decline in investment securities with continuing unrealized losses was a result of improved valuations in our other debt securities portfolio.

During the first six months of 2012 and 2011, respectively, we recorded no other-than-temporary-impairment (“OTTI") charges.

The Bank owns a collateralized debt obligation (“CDO”) with a book value of $996,000 and market value of $384,000 on which no impairment losses have been recorded because it is expected that this security will perform in accordance with its original terms and that the book value is fully recoverable based on the investment's payment performance, and our conclusion that the investment will continue to be fully performing and be fully recoverable in accordance with the terms of the agreement. Additional information about the CDO is presented below.

In thousands	June 30, 2012
Par value	$1,000
Book value	996
Fair value	384
Unrealized loss	612
Number of original issuers	50
Number of currently paying banks in issuance	34
Number of defaulting and deferring banks	12
Percentage of remaining banks expected to default or defer payment (annually)	0
Subordination	28.20%

The 28.20% subordination means that the tranche that we own has excess collateral providing additional collateral support to the tranche. Additionally, the Bank owns a portfolio of six TRUPS with a book value of $4.4 million and a market value of $3.3 million. Finally, the Bank also owns two corporate securities with a book value of $1.9 million and a market value of $1.7 million that are rated below investment grade. All values are as of June 30, 2012. None of these securities is considered impaired as they are all fully performing and are expected to continue performing.

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

As of June 30, 2012, the Corporation does not intend to sell the securities with an unrealized loss position in accumulated other comprehensive loss (“AOCL”), and it is not more likely than not that the Corporation will be required to sell these securities before recovery of their amortized cost basis. The Corporation believes that the securities with an unrealized loss in AOCL are not other than temporarily impaired as of June 30, 2012.

8. Investment securities held to maturity

The Bank transferred its entire held-to-maturity (“HTM”) portfolio to available for sale (“AFS”) in March 2010. This transfer was made in conjunction with a deleveraging program to reduce total asset levels and improve capital ratios. As a result, purchases of securities were not able to be classified as HTM through March 2012. At June 30, 2012, the company did not have any HTM investments.

9. Loans

Loans, net of unearned discount and net deferred origination fees and costs, were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Commercial	$23,951	$26,516
Real estate	170,383	181,531
Installment	609	720
Total loans	194,943	208,767
Less: Unearned income	75	52
Loans	$194,868	$208,715

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and industrial and commercial real estate loans, the Corporation analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. The Corporation uses the following definitions for risk ratings:

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

Substandard – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full questionable and improbable on the basis of currently known facts, conditions and values.

Loss – An asset or portion thereof, classified loss is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is significant doubt about whether, how much or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.

As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2012		Special Mention
(In thousands)	Pass		Substandard	Doubtful	Loss	Total
Commercial loans	$20,340	$1,124	$2,436	$51	$—	$23,951
Real estate loans
Church	29,259	5,865	20,175	528	—	55,827
Construction - other than third-party originated	2,104	—	7,932	—	—	10,036
Construction - third-party originated	—	—	6,692	1,047	—	7,739
Multifamily	8,655	—	1,844	273	—	10,772
Other	41,724	3,534	17,167	435	—	62,860
Residential	20,383	158	2,608	—	—	23,149
Installment	592	2	15	—	—	609
	$123,057	$10,683	$58,869	$2,334	$—	$194,943

December 31, 2011		Special Mention
(In thousands)	Pass		Substandard	Doubtful	Loss	Total
Commercial loans	$23,560	$1,084	$1,656	$216	$—	$26,516
Real estate loans
Church	30,133	7,105	20,220	—	—	57,458
Construction - other than third-party originated	3,115	—	7,333	—	—	10,448
Construction - third-party originated	—	—	6,990	1,047	—	8,037
Multifamily	10,594	66	1,673	273	—	12,606
Other	41,903	6,907	19,878	958	—	69,646
Residential	20,359	—	2,977	—	—	23,336
Installment	718	1	1	—	—	720
	$130,382	$15,163	$60,728	$2,494	$—	$208,767

The following tables present the aging of the recorded investment in past due loans.

June 30, 2012		30-60 Days	60-90 Days	More than 90 Days	Total Past Due
(In thousands)	0-30 Days					Current	Total
Commercial loans	$441	$846	$3,283	$3,761	$8,331	$15,620	$23,951
Real estate loans
Church	189	4,514	4,798	7,686	17,187	38,640	55,827
Construction - other than third-party originated	—	1,163	—	6,769	7,932	2,104	10,036
Construction - third-party originated	—	—	—	6,764	6,764	975	7,739
Multifamily	—	2,594	63	1,541	4,198	6,574	10,772
Other	1,475	3,693	915	9,494	15,577	47,283	62,860
Residential	1,931	605	—	2,484	5,020	18,129	23,149
Installment	—	3	1	15	19	590	609
	$4,036	$13,418	$9,060	$38,514	$65,028	$129,915	$194,943

December 31, 2011		30-60 Days	60-90 Days	More than 90 Days	Total Past Due
(In thousands)	0-30 Days					Current	Total
Commercial loans	$177	$1,743	$784	$2,248	$4,952	$21,564	$26,516
Real estate loans
Church	—	8,127	8,694	6,478	23,299	34,159	57,458
Construction - other than third-party originated	—	437	—	6,157	6,594	3,854	10,448
Construction - third-party originated	108	—	—	7,929	8,037	—	8,037
Multifamily	—	106	608	1,404	2,118	10,488	12,606
Other	1,986	1,632	3,837	9,639	17,094	52,552	69,646
Residential	89	1,299	—	2,557	3,945	19,391	23,336
Installment	16	1	1	2	20	700	720
	$2,376	$13,345	$13,924	$36,414	$66,059	$142,708	$208,767

The following tables present the recorded investment in impaired loans by class of loans.

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
In thousands
Commercial loans	$1,212	$1,233	$226
Real estate loans
Church	9,774	10,391	545
Construction - other than third-party originated	6,687	8,180	—
Construction - third-party originated	7,739	10,557	—
Multifamily	1,461	2,308	—
Other	12,513	14,253	64
Residential	2,403	2,462	—
	$41,789	$49,384	$835

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
In thousands
Commercial loans	$363	$463	$216
Real estate loans
Church	9,586	9,973	545
Construction - other than third-party originated	6,070	7,509	311
Construction - third-party originated	8,037	10,815	346
Multifamily	1,308	1,951	—
Other	15,027	16,265	65
Residential	2,583	2,266	38
	$42,974	$49,242	$1,521

Nonperforming loans include loans that are contractually past due 90 days or more for which interest income is still being accrued, and non-accrual loans. Nonperforming loans were as follows:

In thousands	June 30, 2012	December 31, 2011
Non-accrual loans	$41,428	$42,008
Loans with interest or principal 90 days or more past due and still accruing	1,123	2,218
Total nonperforming loans	$42,551	$44,226

Nonperforming assets are generally secured by small commercial real estate properties, including church loans, which are secured by traditional and non-traditional church buildings.

At June 30, 2012, there were no commitments to lend additional funds to borrowers for loans that were on non-accrual or contractually past due in excess of 90 days and still accruing interest, or to borrowers whose loans have been restructured. A majority of the Bank’s portfolio is concentrated in the New York City metropolitan area and is secured by commercial properties. The borrowers’ abilities to repay their obligations are dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, the value of the underlying collateral and priority of the Bank’s lien on the related property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control. Accordingly, the Bank may be subject to risk of credit losses.

Impaired loans totaled $41.8 million at June 30, 2012, compared to $43.0 million at December 31, 2011. The related allocation of the allowance for loan losses amounted to $835,000 and $1.5 million at June 30, 2012 and December 31, 2011, respectively. Charge-offs of impaired loans in the first six months of 2012 totaled $1.9 million, while $38.1 million of impaired loans have no allowance allocated to them as sufficient collateral exists.

The average balance of impaired loans in the second quarter and the first half of 2012 was $42.3 million and $42.4 million, respectively, compared to $38.5 million and $36.8 million in the similar periods in 2011. Most of the impaired loans are secured by small commercial real estate properties. There was no interest income recognized on impaired loans in the first half of 2012 or 2011.

Included in impaired loans are loans to churches totaling $10.4 million with a related allowance of $545,000. Additionally, impaired loans include $7.7 million of construction loan participations acquired from a third-party lender with no related allowance.

We may extend, restructure or otherwise modify the terms of existing loans on a case-by-case basis to remain competitive or to assist other customers who may be experiencing financial difficulty. If a concession has been made to a borrower experiencing financial difficulty, the loan is then classified as a troubled debt restructuring (“TDR”). The majority of concessions made for TDRs involve lowering the monthly payments on the loans either through a reduction in the interest rate below a market rate, an extension of the term of the loan or a combination of the two methods. They seldom result in the forgiveness of principal or accrued interest; in addition, we attempt to obtain additional collateral or guarantees when modifying such loans. If the borrower demonstrates the ability to perform under the restructured terms, the loan will be returned to accrual status. Non-accrual restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are considered collectible.

As a result of the adoption of ASU 2011-02, the Bank reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and has concluded that the adoption of ASU 2011-02 did not materially impact the number of TDRs or the specific reserves for such loans included in our allowance for loan losses.

Troubled debt restructured loans (“TDRs”) totaled $5.2 million, with a related allowance of $81,000 at June 30, 2012 and included seven borrowers. TDRs to five borrowers amounting to $3.8 million were accruing at June 30, 2012. The remaining two loans continue to be on non-accrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.

The Corporation did not have any loans modified as TDRs during the first six months of 2012.

The following tables present loans by loan class modified as TDRs as of June 30, 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below represent carrying amounts immediately prior to the modification and at June 30, 2012, respectively. There were no charge-offs resulting from loans modified as TDRs during the first six months of 2012.

	At June 30, 2012
Troubled Debt Restructurings (in thousands)	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding
Churches	3	$3,100	$2,532
Commercial real estate:
Other	2	3,225	1,883
Total commercial real estate	5	6,325	4,415
Residential mortgage	3	939	743
Total	8	$7,264	$5,158

10. Provision and allowance for loan losses

The following tables present the allowance for loan losses by portfolio segment along with the related recorded investment in loans based on impairment method.

	Allowance for Loan Losses				Recorded Investments
June 30, 2012	Individually Evaluated	Collectively Evaluated	Unallocated	Total Allowance	Individually Evaluated	Collectively Evaluated	Total Recorded Investment
(In thousands)
Commercial loans	$226	$1,200	$—	$1,426	$1,212	$22,739	$23,951
Real estate loans
Church	545	1,275	—	1,820	9,774	46,053	55,827
Construction - other than third-party	—	329	—	329	6,687	3,349	10,036
Construction - third-party originated	—	—	—	—	7,739	—	7,739
Multifamily	—	411	—	411	1,461	9,311	10,772
Commercial	64	3,026	—	3,090	12,513	50,347	62,860
Residential	—	705	—	705	2,403	20,746	23,149
Installment	—	33	—	33	—	609	609
Unallocated	—	—	2,185	2,185	—	—	—
	$835	$6,979	$2,185	$9,999	$41,789	$153,154	$194,943

	Allowance for Loan Losses				Recorded Investments
December 31, 2011	Individually Evaluated	Collectively Evaluated	Unallocated	Total Allowance	Individually Evaluated	Collectively Evaluated	Total Recorded Investment
(In thousands)
Commercial loans	$216	$1,089	$—	$1,305	$363	$26,153	$26,516
Real estate loans
Church	545	1,537	—	2,082	9,586	47,872	57,458
Construction - other than third-party	311	687	—	998	6,070	4,378	10,448
Construction - third-party originated	346	—	—	346	8,037	—	8,037
Multifamily	—	285	—	285	1,308	11,298	12,606
Commercial	65	1,876	—	1,941	15,027	54,619	69,646
Residential	38	802	—	840	2,583	20,753	23,336
Installment	—	51	—	51	—	720	720
Unallocated	—	—	3,022	3,022	—	—	—
	$1,521	$6,327	$3,022	$10,870	$42,974	$165,793	$208,767

The changes in allowance for loan losses are set forth below:

	Balance,	Provision for Loan Losses			Balance,
(In thousands)	December 31, 2011		Recoveries	Charge-offs	June 30, 2012
Commercial loans	$1,305	$415	$73	$367	$1,426
Real estate loans
Church	2,082	(115)	—	147	1,820
Construction - other than third-party originated	998	(657)	2	14	329
Construction - third-party originated	346	(346)	—	—	—
Multifamily	285	330	—	204	411
Other	1,941	2,525	91	1,467	3,090
Residential	840	(46)	31	120	705
Installment	51	(19)	1	—	33
Unallocated	3,022	(837)	—	—	2,185
	$10,870	$1,250	$198	$2,319	$9,999

Management believes that the unallocated allowance is appropriate given the uncertain economic outlook, the size of the loan portfolio and level of loan delinquencies at June 30, 2012.

11. Long-term debt

At June 30, 2012, long-term debt included a $5 million, 5% senior note due in February 2022 issued under a Credit Agreement (as defined below). Interest is payable quarterly for the first ten years and payable thereafter at a fixed rate based on the yield of the ten-year U.S. Treasury note plus 150 basis points in effect on the tenth anniversary of the Credit Agreement. Quarterly principal payments of $250 thousand commence in the eleventh year of the loan. As an additional condition for receiving the loan, the Bank is required to contribute $100 thousand annually for the first five years the loan is outstanding to a nonprofit lending institution formed jointly by the Bank and the lender to provide financing to small businesses that would not qualify for bank loans.

On November 3, 2010, the Corporation entered into a First Amendment to Credit Agreement (the “Amendment”) with the lender amending and modifying that certain Credit Agreement by and between the Corporation and the lender, dated as of February 21, 2007.

The purpose of the Amendment was to: (a) modify the use of proceeds provisions of the Credit Agreement governing Prudential’s $5.0 million unsecured term loan to the Corporation so that the Corporation could convert its $5.0 million subordinated loan to the Bank into equity of the Bank that will be treated by the OCC as Tier I regulatory capital; (b) waive certain events of default resulting from the Bank’s entry into the Formal Agreement with the OCC and failure to meet certain other material obligations, including deferral of dividends to its Series F and G preferred stockholders and deferral of certain obligations to holders of debentures related to its trust preferred securities; (c) waive any default interest that may have accrued during the pendency of such events of default; and (d) amend and restate the financial covenants of the Credit Agreement. On November 30, 2010, upon receipt of OCC approval the subordinated loan was converted into equity, thereby increasing the Bank’s Tier I leverage capital. However, as a result of the Consent Order entered into on December 22, 2010 and the failure to achieve certain capital ratios required by the OCC, the Corporation was in default under this Amendment and is attempting to obtain a waiver from the lender. As a result of the default, the loan has been reclassified to short-term portion of long-term debt on the accompanying Consolidated Balance Sheets.

The Corporation has been in violation of certain covenants of the loan agreement. Although the loan becomes immediately payable as a result of these violations, which are considered an event of default, the lender has verbally indicated that no action will be taken as a result of these violations.

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

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2012 and December 31, 2011.

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

Deposit liabilities

The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at June 30, 2012 and December 31, 2011. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

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

Commitments to extend credit and letters of credit

The estimated fair value of financial instruments with off-balance sheet risk is not significant at June 30, 2012 and December 31, 2011.

The following tables present the assets that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy and on the consolidated statements of financial condition at June 30, 2012 and December 31, 2011. The assets presented under “nonrecurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
	June 30,	For Identical Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$9,964	$9,964	$—	$—
Obligations of U.S. government-sponsored entities	24,694	—	24,694	—
Obligations of state and political subdivisions	3,575	—	3,575	—
Mortgage-backed securities	54,201	—	54,201	—
Corporate and other debt securities	5,488	—	5,104	384
Equity securities	2,628	—	2,628	—
Total available for sale	100,550	9,964	90,202	384
Total assets	$100,550	$9,964	$90,202	$384
Nonrecurring fair value measurements:
Collateral-dependent impaired loans	$14,296	$—	$—	$14,296
Other real estate owned	2,178	—	—	2,178
Total	$16,474	$—	$—	$16,474

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
	December 31,	For Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Available for sale:
U.S. government agency securities	$9,151	$9,151	$—	$—
Obligations of U.S. government-sponsored entities	13,027	—	13,027	—
Obligations of state and political subdivisions	3,500	—	3,500	—
Mortgage-backed securities	60,432	—	60,432	—
Corporate and other debt securities	6,207	—	5,795	412
Equity securities	2,741	—	2,741	—
Total available for sale	95,058	9,151	85,495	412
Total assets	$95,058	$9,151	$85,495	$412
Nonrecurring fair value measurements:
Collateral-dependent impaired loans	$12,632	$—	$—	$12,632
Other real estate owned	1,524	—	—	1,524
Total	$14,156	$—	$—	$14,156

The following table presents the carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated balance sheets at June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
(In thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and other short-term investments	Level 1	$27,507	$27,507	$38,560	$38,560
Interest-bearing deposits with banks	Level 1	1,629	1,629	1,940	1,940
Net loans	Level 3	194,868	194,954	208,715	203,084
Accrued interest receivable	Level 1	1,505	1,505	1,561	1,561
Financial liabilities
Deposits without stated maturities	Level 1	139,762	139,762	152,054	152,054
Deposits with stated maturities	Level 2	149,992	152,989	147,217	150,753
Long-term debt	Level 2	19,200	20,591	19,200	20,436
Accrued interest payable (1)	Level 1	850	850	681	681
(1) Included in accrued expenses and other liabilities.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities in the table above:

Cash and due from banks and interest-bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of that value because of the short maturity of these items.

Loans. Fair value of loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit price to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

13. Subsequent events

As defined in FASB ASC 855-10, “Subsequent Events,” subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP, the Corporation has evaluated subsequent events through November 7, 2012, which is the date that the Corporation’s financial statements are being issued.

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

The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively.  Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid up currently.

On October 29 and 30, 2012, the Corporation's market area experienced unprecedented damage due to Hurricane Sandy. Although the extent of the damage and its impact on the Corporation cannot be determined at this time, the storm is expected to impair the ability of some borrowers to repay their loans and also adversely impact collateral values. As a result, the Corporation may experience increased levels of non-performing loans and loan losses which may negatively impact earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide information relevant to understanding and assessing the Corporation’s results of operations for the second quarter of the current and previous years and financial condition at the end of the current quarter and previous year-end.

Cautionary statement concerning forward-looking statements

This management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayments assumptions, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality, continued relationships with major customers as well as the effects of general economic conditions and legal and regulatory issues, and changes in tax regulations. Actual results may differ materially from such forward-looking statements. The Corporation assumes no obligations for updating any such forward-looking statement at any time.

Executive summary

The primary source of the Corporation's income comes from net interest income, which represents the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. This income is subject to interest-rate risk resulting from changes in interest rates. The most significant component of the Corporation's interest-earning assets is the loan portfolio. In addition to the aforementioned interest-rate risk, the portfolio is subject to credit risk. Certain components of the investment portfolio are subject to credit risk as well.

The Federal Reserve Bank maintained and continued to support a target range of zero to .25% for the federal funds rate. Management believes that the current low interest rate environment, coupled with persistent high unemployment and depressed commercial real estate prices in our market area, will continue to challenge our business operations during the remainder of 2012.

The Bank is subject to a Consent Order with the OCC, and the Corporation is a party to the FRBNY Agreement, each as described in Note 3 of the Notes to Consolidated Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent Order and is taking steps to remedy its noncompliance with the Consent Order; however, there is no assurance that it will be able to do so.

The Corporation recorded a $1.2 million net loss for the second quarter ended June 30, 2012 compared to a net loss of $1.1 million for the same period in 2011, and net losses for the six month periods ending June 30, 2012 and June 30, 2011 of $1.9 million and $2.7 million, respectively. The increase in the loss included a higher loan loss provision from $814,000 for the three months ended June 30, 2011 to $1.1 million for the three months ended June 30, 2012, a decline interest expense from $1.3 million for the three months ended June 30, 2011 to $1.0 million for the three months ended June 30, 2012, and gains on the sale of investments of $556,000 and $500,000 from the sale of an unconsolidated leasing subsidiary, respectively, recorded during the second quarter of 2012, offset in part by a decline in interest income of $939,000 from $4.1 million for the three months ended June 30, 2011, to $3.1 million for the three months ended June 30, 2012.

The loss reductions for the six month periods ended June 30, 2012 and June 30, 2011 occurred primarily from reduced loan loss provisions of $764,000 and interest expense of $482,000 and net gains from the sale of investments and other assets of $556,000 and $525,000, respectively, which occurred in the second quarter of 2012, offset by a decline in interest income of $1.6 million from $8.1 million recorded in the first six months of 2011 to $6.5 million recorded for the same period of 2012. Driving the recurring losses from operations were higher credit costs and expenses incurred in connection with complying with the provisions of the Consent Order.

We expect to record operating losses for the remainder of 2012 due to costs related to consultants and increased staffing retained to achieve compliance with the Consent Order, elevated credit costs and lower net interest income. Additionally, we expect increased additional costs in conjunction with the establishment of various strategic initiatives to ultimately return to profitability.

Financial condition

At June 30, 2012, total assets decreased by $26.2 million to $331.2 million, from $358.4 million at December 31, 2011, while total deposits declined $9.5 million to $289.8 million at June 30, 2012 from $299.3 million at December 31, 2011. Average assets declined by $42.1 million for the first six months of 2012 to $351.5 million from $393.6 million a year earlier.

Federal funds sold

There were no federal funds sold at June 30, 2012 compared to $32.6 million at December 31, 2011, as all the federal funds sold balances were transferred into an interest-bearing account at the Federal Reserve Bank of New York.

Cash and due from banks

This category grew significantly as we moved our federal funds balances into an interest-bearing account at the Federal Reserve Bank of New York, earning a higher rate than other correspondents. The account balance in the Federal Reserve Bank of New York totaled $24.1 million at June 30, 2012.

Investments

The investment portfolio increased $5.5 million, or 5.8%, to $100.6 million at June 30, 2012 from $95.1 million at December 31, 2011. The portfolio was relatively active for the six-month period ending June 30, 2012 with purchases of $27.6 million, offset by maturities, calls and repayments of $14.7 million and sales of $6.7 million. The purchases were necessary to replace investments pledged as collateral for municipal deposits.

Loans

Loans declined $13.8 million, or 6.6%, to $194.9 million at June 30, 2012 from $208.7 million at December 31, 2011, while average loans of $202.1 million in the first six months of 2012 were down from $236.5 million for the first six months of 2011. The declines resulted primarily from pay downs and principal payments. We are presently originating very few loans, which are primarily to existing customers. We expect to resume originations as well as purchases in the secondary market in the fourth quarter of 2012, and will diversify the concentration in commercial real estate (“CRE”) loans by seeking commercial or residential mortgage loans, as well as consumer credit. This will improve our concentration ratios, which will remain high in CRE loans and may even increase as our total portfolio is shrinking and capital levels are declining due to operating losses.

Allowance requirements for several categories of loans declined at June 30, 2012 compared to 2011 year-end, reflecting improvements in the criticized portion of the loan portfolio as evidenced by reductions in special mention and substandard loans and a small increase in the doubtful categories. Additionally, total past due loans declined slightly from $66.1 million at the end of 2011 to $65.0 million at June 30, 2012, with the largest decline occurring in church loans.

Provision and allowance for loan losses

Changes in the allowance for loan losses are set forth below.

(In thousands)	Balance, December 31, 2011	Provision for Loan Losses	Recoveries	Charge-offs	Balance, June 30, 2012
Commercial loans	$1,305	$415	$73	$367	$1,426
Real estate loans
Church	2,082	(115)	—	147	1,820
Construction - other than third-party originated	998	(657)	2	14	329
Construction - third-party originated	346	(346)	—	—	—
Multifamily	285	330	—	204	411
Other	1,941	2,525	91	1,467	3,090
Residential	840	(46)	31	120	705
Installment	51	(19)	1	—	33
Unallocated	3,022	(837)	—	—	2,185
	$10,870	$1,250	$198	$2,319	$9,999

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$10,610	$10,870	$10,830	$10,626
Provision for loan losses	1,125	1,250	814	2,014
Recoveries of previous charge-offs	54	198	43	134
	11,789	12,318	11,687	12,774
Less: Charge-offs	1,790	2,319	792	1,879
	$9,999	$9,999	$10,895	$10,895

The allowance for loan losses (“ALLL”) is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for inherent losses in the loan portfolio. The allowance is increased by provisions charged to operations and recoveries of loan charge-offs. Generally, losses on loans are charged against the allowance for loan losses when it is believed that the collection of all or a portion of the principal balance is unlikely and the collateral is not adequate to fully discharge the debt.

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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk-related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. The Bank's methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans and assessing the nature and trend of loan charge-offs. Additionally, the volume of nonperforming loans, concentration risks by size, type and geography, new markets, collateral adequacy and economic conditions are taken into consideration.

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

Additionally, management individually evaluates non-accrual loans and all troubled debt restructured loans for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows from the borrower or the proceeds from the disposition of the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral-dependent impaired loan balances are written down to the current fair value of each loan's underlying collateral, resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank's collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan's original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for loan losses.

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

Most loan risk categories experienced declines in the related ALLL allocations at June 30, 2012 due to reductions in the related unpaid principal balances, as excess allowance balances were transferred to the CRE loan category.

The allowance represented 5.13% of total loans at June 30, 2012 compared to 5.21% at December 31, 2011, while the allowance represented 23.50% of total nonperforming loans at June 30, 2012 compared to 24.58% at the end of 2011 due to a decline during the first half of 2012 in total loans and nonperforming loans, respectively.

Allowance for loan losses as a percentage of:

	June 30, 2012	December 31, 2011	June 30, 2011
Allowance for loan losses as a percentage of:
Total loans	5.13%	5.21%	4.84%
Total nonperforming loans	23.50%	24.58%	25.78%
Year-to-date net charge-offs as a percentage of average loans (annualized)	2.10%	1.22%	1.48%

Nonperforming loans

Nonperforming loans include loans on which the accrual of interest has been discontinued or loans which are contractually past due 90 days or more as to interest or principal payments on which interest income is still being accrued. Delinquent interest payments on non accrual loans are credited to principal when received.

The following table presents the principal amounts of nonperforming loans and other real estate owned.

Nonperforming loans and other real estate owned

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Loans past due 90 days and still accruing:
Commercial	$507	$143	$605
Real estate	616	2,075	1,386
Total loans past due 90 days and still accruing:	1,123	2,218	1,991
Non-accrual loans:
Commercial	3,460	2,288	1,966
Real estate	37,953	39,720	38,297
Installment	15	—	—
Total non-accrual loans	41,428	42,008	40,263
Total nonperforming loans	42,551	44,226	42,254
Other real estate owned	2,178	1,524	1,959
Total nonperforming assets	$44,729	$45,750	$44,213

Nonperforming assets decreased to $44.7 million for the six months ending June 30, 2012 from $45.8 million at the end of 2011 due primarily to a decline in loans past due 90 days and still accruing, which declined due to loan payoffs. Nonperforming loans decreased by $1.7 million, while other real estate owned increased due to the transfers of commercial and residential real estate loans to other real estate owned.

During the first half of 2012, the commercial real estate portfolio continues to be stressed by the effects of the economic recession in the Bank's trade area. Included in the June 30, 2012 portfolio are loans to churches totaling $55.8 million and loans acquired from a third-party lender totaling $10.6 million, compared to $57.5 million in loans to churches and $10.4 million in loans acquired from a third-party lender at December 31, 2011. Non-accrual loans include $8.5 million in loans to religious organizations, which management believes have been impacted by reductions in tithes and collections from congregation members due to the weak economy and $7.7 million in loans acquired from a third-party non-bank lender. Church loans located in the State of New York may require significantly longer collection periods because approval is required by the State of New York before the underlying property may be encumbered. Non-accrual loans to churches located in New York totaled $4.7 million at June 30, 2012.

Impaired loans totaled $41.8 million at June 30, 2012 compared to $43.0 million at December 31, 2011. Charge-offs of impaired loans totaled $1.9 million for the six months ended June 30, 2012, while $38.1 million of impaired loans have no allowance allocated to them as sufficient collateral exists. The related allocation of the allowance for loan losses on impaired loans amounted to $835,000 and $1.5 million for June 30, 2012 and December 31, 2011, respectively. The average balance of impaired loans in the second quarter and first half of 2012 was $42.3 million and $42.4 million, respectively, compared to $38.5 million and $36.8 million in the same periods in 2011. Most of the impaired loans are secured by commercial real estate properties.

Troubled debt restructured loans totaled $5.2 million at June 30, 2012 compared to $5.7 million at December 31, 2011, with a related allowance of $81,000 and $111,000 at June 30, 2012 and December 31, 2011, respectively, and included seven borrowers. TDRs to five borrowers amounting to $3.8 million are accruing. The remaining two loans are on non-accrual status due to delinquent payments. All TDRs are included in the balance of impaired loans.

Other assets

Other assets declined $9.1 million, or 68.6%, to $4.2 million at June 30, 2012 from $13.3 million at December 31, 2011. This decrease was primarily due to the January 2012 settlement of securities that did not settle, sold in December 2011, and the sale of the other assets for $3.4 million, resulting in gains of $525,000. Other assets was comprised primarily of the sale of our investment in an unconsolidated leasing subsidiary for $3.4 million which generated a gain of $500,000.

Other real estate owned

Other real estate owned (“OREO”) increased $654,000, or 42.9%, to $2.2 million at June 30, 2012 from $1.5 million at December 31, 2011. The balance increase was due to a commercial real estate foreclosure of $623,000, and two one-to-four family foreclosures, offset by writedowns of $113,000 and a sale of an existing residential property.

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

Total deposits decreased $9.5 million, or 3.2%, to $289.8 million at June 30, 2012 from $299.3 million at December 31, 2011, while average deposits decreased to $308.2 million for the first six months of 2012 from $346.1 million for the first six months of 2011. The decline in deposits resulted from a deleverage program whereby asset levels are reduced to improve capital ratios.

Total non-interest-bearing demand deposits declined $817,000, or 2.2%, to $36.6 million at June 30, 2012 from $37.4 million at December 31, 2011, while average demand deposits decreased to $36.1 million for the first six months of 2012 compared to $44.8 million for the first six months of 2011.

Passbook and statement savings deposits totaled $22.9 million at June 30, 2012, relatively unchanged from December 31, 2011 and averaged $22.8 million for the first six months of 2012 compared to $23.1 million at June 30, 2011.

Money market deposit accounts declined $277,000 or 0.63%, to $44.0 million at June 30, 2012 from $44.2 million at December 31, 2011, while the average balance declined $12.3 million, or 20.4%, to $48.0 million for the first six months of 2012 from $60.3 million for the first six months of 2011.

Interest-bearing demand deposit accounts decreased $11.4 million, or 23.9%, to $36.3 million at June 30, 2012 from $47.7 million at December 31, 2011, while the average balance increased $2.8 million, or 6.1%, to $50.1 million for the first six months of 2012 from $47.3 million for the first six months of 2011.

Total time deposits increased $2.8 million, or 1.9%, to $150.0 million at June 30, 2012, from $147.2 million at December 31, 2011, while average time deposits decreased to $151.2 million for the first six months of 2012 compared to $170.6 million for the same period in 2011.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $15.7 million to $4.5 million at June 30, 2012 from $20.2 million at December 31, 2011. This decrease was primarily due to securities purchased in December 2011, that did not settle, with settlement dates in January 2012, totaling $15.1 million.

Long-term debt

Long-term debt totaled $14.2 million at June 30, 2012 and December 31, 2011, respectively, while the average balance of long-term debt was also $14.2 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively. Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid up currently, and no dividend payments were made during the first six months of 2012. Accrued but unpaid dividends have been charged to surplus and added to the preferred stock outstanding balance.

Set forth below are consolidated and bank-only capital ratios.

	Consolidated		Bank Only
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Risk-based capital ratios:
Tier 1 capital to risk-adjusted assets	9.48%	9.34%	11.75%	11.37%
Minimum to be considered well capitalized	6.00	6.00	6.00	6.00
Minimum to be considered well capitalized under OCC requirements	N/A	N/A	10.00	10.00

Total capital to risk-adjusted assets	13.05	12.72	13.04	12.66
Minimum to be considered well capitalized	10.00	10.00	10.00	10.00
Minimum to be considered well capitalized under OCC requirements	N/A	N/A	13.00	13.00

Leverage ratio:
Actual	6.14	6.52	7.60	7.94
Minimum to be considered well capitalized	5.00	5.00	5.00	5.00
Minimum to be considered well capitalized under OCC requirements	N/A	N/A	9.00	9.00

Almost all the regulatory capital ratios at June 30, 2012 were generally higher than the ratios at December 31, 2011 due to the continuing effects of the deleveraging program undertaken in 2011, while the leverage ratios were lower due to the operating losses.

On April 10, 2009, CNBC issued 9,439 shares of senior fixed-rate cumulative perpetual preferred stock, Series G, to the U.S.

Department of Treasury under the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The shares have an annual 5% cumulative preferred dividend rate for the first five years, payable quarterly, after which the rate increases to 9%. The $9.4 million preferred stock issuance is considered tier 1 capital, as is the $9.0 million of such capital that was downstreamed to the Bank.

The Bank is subject to a Consent Order with the Comptroller of the Currency and the Corporation is a party to the FRBNY Agreement, each as described in Note 3 of the Notes to Consolidated Financial Statements. The Bank is currently not in compliance with the capital ratio requirements of the Consent Order. The Bank is taking steps to remedy its non-compliance with the Consent Order; however, there is no assurance that it will be able to do so.

The Corporation was required to deconsolidate its investment in the subsidiary trust formed in connection with the issuance of trust preferred securities in 2004. The deconsolidation of the subsidiary trust results in the Corporation reporting on its balance sheet the subordinated debentures that have been issued by City National Bancshares Corporation to the subsidiary trust. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however; in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011.

As of June 30, 2012 and December 31, 2011, 100% of the trust preferred securities qualified as tier 1 capital under the final rule adopted in March 2005. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, the Corporation's outstanding trust preferred securities will continue to count as tier 1 capital but the Corporation will be unable to issue replacement or additional trust preferred securities that would count as tier 1 capital.

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

Results of Operations

The Corporation recorded a net loss of $1.2 million for the second quarter of 2012 compared to a net loss of $1.1 million for the 2011 second quarter, and a net loss of $1.9 million for the first half of 2012 compared to a net loss of $2.7 million for the first half of 2011. The decline in the 2012 year-to-date net loss due to the recording of gains on sales of investment securities of $556,000 and other assets of $525,000, respectively, and the reduction of the provision for possible loan losses. We are still experiencing substantial declines in net interest income and reduced other operating income. Related loss per share on a diluted basis were $9.80 and $9.48 for the second quarter of 2012 and 2011, respectively. The related loss per share on a diluted basis for the first half of 2012 and 2011 were $15.82 and $22.28, respectively.

Net interest income

On a fully taxable equivalent (“FTE”) basis, net interest income declined $1.2 million, to $4.3 million in the first half of 2012, from $5.5 million for the similar 2011 period, while the related net interest margin fell 40 basis points, to 2.57% from 2.97%. Although interest expense declined $482,000, interest income was down $1.7 million due to a number of factors, including the lack of loan originations, the continued interest loss on non-accrual loans and loan and investment principal payments that were largely reinvested in an interest-bearing account at the Federal Reserve Bank that pays interest at a higher rate than most correspondent banks.

Interest income on an FTE basis declined to $6.5 million for the first half of 2012 from $8.1 million in the similar 2011 period due to a reduction in earning assets, which averaged $339.0 million in the first half of 2012 compared to $376.5 million in the first half of 2011. The continued low interest rate environment had a significant impact because reinvestment of the investment portfolio paydowns and maturities were reinvested into the portfolio at lower rates. Additionally, in order to enhance liquidity, much of the runoff in both the loan and investment portfolios was reinvested into an interest-bearing account at the Federal Reserve Bank that pays interest at a higher rate than most correspondent banks.

Interest income on federal funds declined $15,000 to $4,000 for the first six months of 2012 compared to $19,000 for the same period of 2011, while the average balance declined by $25.9 million to $9.7 million for the first six months of 2012 from $35.6 million for the same period of 2011, combined with the average yield declining 3 basis points to 0.08% for the period of 2012 from 0.11% for the same period in 2011. The low yield resulted from the Federal Reserve Bank's Federal Open Market Committee's ongoing decision to leave the federal funds target rate at a range of 0%-.25%.

Interest income on taxable investment securities decreased $498,000 to $1.4 million for the first six months of 2012 from $1.9 million for the first six months of 2011 even though the average balance increased by $384,000 to $96.6 million for the first half of 2012 compared to $96.2 million for the same period of 2011, along with a lower average rate earned, which fell from 4.01% to 2.96%.

Tax-exempt investment income also declined due to the sale of the tax-exempt investment portfolio in 2011.

Interest income on loans fell $1 million in the first six months of 2012 compared to the same period in 2011 from $5.9 million to $4.9 million due to a lower average rate earned, which declined from 5.03% to 4.83%, and including income lost on non-accrual loans.

Interest expense declined $482,000, or 18.6%, from $2.6 million to $2.1 million in the first six months of 2011 and 2012, respectively, as the average rate paid on interest-bearing liabilities increased 6 basis points, from 1.39% for the first six months of 2011 to 1.45% for the first six months of 2012, while the average balance of interest-bearing liabilities declined $29.2 million from $320.5 million in the first six months of 2011 to $291.3 million for the first six months of 2012.

Provision for loan losses

The provision in the second quarter of 2012 rose to $1.1 million from $814,000 for the comparable quarter of 2011 and decreased to $1.2 million for the six months ending June 30, 2012 from $2.0 million for the comparable six months ending June 30, 2011. Although net charge-offs totaled $2.1 million, which is in excess of the provision, management believes that the ALLL level at June 30, 2012 is adequate based on an ongoing evaluation of the loan portfolio and the ALLL.

Other operating income

Other operating income, excluding the results of investment securities transactions and the results of the other asset sales in June 2012, decreased $93,000, to $525,000, for the second quarter of 2012 from $618,000 for the similar quarter in 2011, primarily due to lower income in service charges, income from unconsolidated subsidiary and income on other real estate owned, while such income increased by $17,000 to $1.3 million for the six-month period ending June 30, 2012 from $1.3 million for the comparable period in 2011.

Securities and other asset sales transactions

In June 2012 the Bank sold securities totaling $6.7 million recording a gain of $556,000. The Bank also sold its interest in an unconsolidated leasing subsidiary for $2.8 million, recording a gain of $500,000.

Other operating expenses

Other operating expenses of $3.8 million in the second quarter of 2012 were slightly higher by $66,000, or 1.8%, than the second quarter of 2011. The increase was primarily due to higher salary and benefits, professional fees, other expenses and marketing expense, offset by decreased expenses for management consultant fees, regulatory expense and loss on real estate owned. For the six- month period ending June 30, 2012, total operating expense decreased $141,000, or 1.9%, to $7.3 million from $7.4 million for the same period in 2011. This decrease was primarily due to lower expenses in management consultant fees, regulatory expense and insurance claim recovery, offset by increased expense in salaries and benefits, professional fees, marketing expense, OREO expense and other expense.

Income tax expense

Income tax expense in both the second quarter and for the six months ended June 30, 2012 and 2011, respectively, was limited to state tax expense as federal income tax benefits were restricted by valuation allowances. These deferred benefits will not be recovered until the Corporation can demonstrate the ability to generate future taxable income.

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

The Bank depends primarily on deposits as a source of funds, and prior to the Consent Order, also provided for a portion of its funding needs through short-term borrowings, such as the Federal Home Loan Bank (“FHLB”), federal funds purchased, securities sold under repurchase agreements and borrowings under the U.S. Treasury tax and loan note option program. The Bank also utilizes the Federal Home Loan Bank and the Federal Reserve Bank discount window for longer-term funding purposes and at June 30, 2012 had $10 million in long-term advances outstanding, all from the FHLB. All the Bank's borrowings must be collateralized.

A significant part of the Bank's deposit base is from municipal deposits, which comprised $84.1 million, or 29.0%, of total deposits at June 30, 2012, compared to $91.3 million, or 30.5%, of total deposits at December 31, 2011. These relationships arise due to the Bank's urban market, leading to municipal deposit relationships. Investments securities totaling $55.1 million were pledged as collateral for these deposits along with $38.3 million in Federal Home Loan Bank letters of credit, all of which require collateralization. As a result of the large size of these individual deposit relationships, these municipalities represent a potentially volatile source of liquidity, although they have historically been a stable source of deposits.

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

As a result of the loss incurred, there were no significant sources or uses of cash during the first six months of 2012 from operating activities. Net cash used in investing activities was for investing in short-term interest-bearing deposits with the Federal Reserve Bank and investment purchases, while sources of cash provided by investing activities were derived primarily from proceeds from loan maturities, principal payments and early redemptions of investment securities available for sale. The most significant use of funds for financing activities was a decrease in deposits while there were no uses of cash provided by financing activities.

Because we are in violation of certain covenants of a $5.0 million long-term loan agreement, the loan has been reclassified to short-term portion of long-term debt on the balance sheet, as the violation causes the debt to become immediately due and payable. However, we have been in violation for a number of years, and there has been no demand for payment, nor does management believe that such a demand will occur. In the event that such a demand is made, the holding company would not be able to repay the debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of the Corporation's business, market risk consists primarily of its exposure to interest-rate risk. Interest-rate risk is the impact that changes in interest rates have on earnings. The principal objective in managing interest-rate risk is to maximize net interest income within the acceptable levels of risk that have been established by policy. There are various strategies that may be used to reduce interest rate risk, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Corporation does not presently utilize derivative financial instruments to manage interest-rate risk.

Interest-rate risk is monitored through the use of simulation modeling techniques, which apply alternative interest rate scenarios to periodic forecasts of changes in interest rates, projecting the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest rate environments.

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

A simulation model is used for asset-liability management purposes, assuming an immediate and parallel 100 basis point shift in interest rates. The most recently prepared model indicates that net interest income would increase 2.43% from base case scenario if interest rates rise 200 basis points and decline 15.86% if rates decrease 200 basis points. Additionally, the economic value of equity would increase 3.65% if rates rose 200 basis points and decline 10.33% if rates decreased 200 basis points.

Management believes that the exposure to 200 basis points or more falling rate environment is nominal given the historically low interest rate environment. These results indicate that the Corporation is asset-sensitive, meaning that the interest-rate risk is higher if interest rates fall, which management does not expect to occur during 2012 based on the current low interest-rate environment.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures.  The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined on Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Report. The Corporation's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Corporation's periodic reports filed with the SEC. Based upon such evaluation, the Corporation's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Corporation to disclose material information otherwise required to be set forth in the Corporation's periodic reports.

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that we continued to implement the changes mandated by the Agreement with the OCC in the Consent Order.

(c) Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13-a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management has conducted an evaluation of the effectiveness of the Corporation's control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that as of June 30, 2012, due to continued errors in the impairment analysis performed for the ALLL calculation, the failure of management to review at a level of precision to identify misstatements in the allowance calculation, and management's failure to comply with articles in the Consent Order surrounding the allowance for loan losses, a material weakness exists in the preparation and review of the allowance for loan loss calculation. Additionally, a material weakness was identified related to financial reporting due to the failure of management to review at a level of precision to identify misstatements in the financial statements and related footnote disclosures.

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

As stated in Note 3 of the Notes to Consolidated Financial Statements, the Bank is subject to a Consent Order which mandates specific actions by the Bank to address certain findings from the OCC's examination and to address the Bank's current financial condition and the Corporation is subject to the FRBNY Agreement. As of June 30, 2012, the Bank believes it has timely complied with the requirements of the Consent Order with the exception of the capital ratio requirements. We believe we are in compliance with the FRBNY Agreement. If our regulators believe we failed to comply with the Consent Order or the FRBNY Agreement, they could take additional regulatory action, including forcing the Corporation's Board to sell, merge or liquidate the Bank.

The Corporation's Financial Results and the Bank's Failure to Comply with the Consent Order Raises Substantial Doubt About the Corporation's and the Bank's Ability to Continue as Going Concerns Through the End of 2012.

The Corporation recorded a net loss of $1.9 million for the 2012 first half and a net loss of $3.7 million for fiscal 2011. These financial results and the failure of the Bank to comply with the Consent Order with the OCC, and the actions that the OCC may take as a result thereof, raise substantial doubt about the Corporation's and the Bank's ability to continue as going concerns through the end of 2012.

The Corporation Has Deferred Payment of Dividends on its Series G Preferred Stock and Certain Debentures and May Not Pay Dividends on its Common or other Preferred Stock Until Such Series G Dividends and Interest on Debentures Are Paid.

In May 2012, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividend on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program. In addition, the Corporation deferred its regularly scheduled quarterly interest payment on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II. The Series G preferred stock and the junior subordinated debentures issued in favor of the Trust provide for cumulative dividends and interest, respectively.  Accordingly, the Corporation may not pay dividends on any of its common or preferred stock until the dividends on Series G preferred stock and the interest on such debentures are paid up currently. Additionally, the Corporation intends to defer payments in 2012 on the aforementioned instruments and cannot presently determine when such payments will resume.

Hurricane Sandy

On October 29 and 30, 2012, the Corporation's market area experienced unprecedented damage due to Hurricane Sandy. Although the extent of the damage and its impact on the Corporation cannot be determined at this time, the storm is expected to impair the ability of some borrowers to repay their loans and also adversely impact collateral values. As a result, the Corporation may experience increased levels of non-performing loans and loan losses which may negatively impact earnings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to his employment agreement dated October 1, 2011, we are issuing to Mr. Pinkett 20,000 shares of common stock at a price of $3.00 per share evenly over the term of his employment (from October 1, 2011 to October 1, 2012).

The Corporation is relying on the exemption in Section 4(2) of the Securities Act and/or Regulation D adopted pursuant to the Securities Act in the issuance of the aforesaid shares, as these were private placements of securities to our principal executive officer and a director.

Item 3. Defaults Upon Senior Securities

(a) In the second quarter of 2012, City National Bancshares Corporation deferred the payment of its regular quarterly cash dividends in the amount of $117,987 on its Series G fixed-rate cumulative perpetual preferred stock issued to the U.S. Treasury in connection with the Corporation's participation in the Treasury's TARP Capital Purchase Program.  As of the last day of 2012's second quarter, an aggregate of $1.2 million in its Series G dividends had been deferred.  In addition, during the second quarter of 2012, the Corporation deferred its regularly scheduled quarterly interest payments of $32,636 on its junior subordinated debentures issued by the City National Bank of New Jersey Capital Statutory Trust II, as permitted by the terms of such debentures. As of the last day of the second quarter of 2012, a total of $331,036 in interest under such debentures was deferred.

In addition, dividends on all other series of the Corporation's preferred stock were deferred in the amounts set forth below, as payments of such dividends are not permitted while the Series G preferred is outstanding, without the consent of the holder of the Series G preferred stock.

(In dollars)	Amount Deferred	Total Deferred
Series	Year to Date	to Date
A	$6,000	$6,000
C	1,080	1,080
D	26,650	26,650
E	73,500	73,500
F	298,638	1,493,188

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

CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

November 7, 2012	/s/ Preston D. Pinkett III
Preston D. Pinkett III
Chief Executive Officer and President

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CITY NATIONAL BANCSHARES CORPORATION
(Registrant)

November 7, 2012	/s/ Edward R. Wright
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